Form 10-K
period 1998-12-31
MICROFINANCIAL INC
filed 1999-03-31
CIK 827230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1998

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                               Commission File No.
                           MICROFINANCIAL INCORPORATED
             (Exact name of Registrant as Specified in its Charter)

                            Massachusetts 04-2962824
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         Incorporation or Organization)

                       950 Winter Street Waltham, MA 02451
               (Address of Principal Executive Offices) (zip code)

       Registrant's Telephone Number, Including Area Code: (781) 890-0177

          Securities registered pursuant to Section 12(b) of the Act:
               Title of each class                     Name of each exchange on
                                                           which registered

  Common Shares, $0.01 par value per share            New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 12, 1999, was approximately $85,060,444.

As of March 12, 1999, 13,313,166 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               Table of Contents

       Description                                                   Page Number


Part I    Item 1    Business............................................3
          Item 2    Properties..........................................7
          Item 3    Legal Proceedings...................................7
          Item 4    Submission of Matters to a Vote of
                     Security Holders...................................7
Part II   Item 5    Market for the Registrant's Common Stock
                     and Related Stockholders Matters...................7
          Item 6    Selected Financial Data............................10
          Item 7    Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations.....................................13
          Item 7A   Quantitative and Qualitative Disclosures
                     about Market Risk.................................19
          Item 8    Financial Statements and Supplementary
                     Data..............................................20
          Item 9    Changes in and Disagreements with
                     Accountants on Accounting
                     and Financial Disclosure..........................20
Part III  Item 10   Directors and Executive Officers of
                     the Registrant....................................20
          Item 11   Executive Compensation.............................23
          Item 12   Security Ownership of Certain Beneficial
                     Owners and Management.............................28
          Item 13   Certain Relationships and Related
                     Transactions......................................30
          Item 14   Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K...........................31
          Signatures...................................................34

                                     PART I

ITEM 1.      BUSINESS

General

     MicroFinancial Incorporated ("MicroFinancial" or the "Company") was formed as a Massachusetts corporation on January 27, 1987. The Company, which operates primarily through its wholly-owned subsidiary, Leasecomm Corporation, is a specialized commercial finance company that leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $900 to $2,500, with an average amount financed of approximately $1,400 and an average lease term of 45 months. Leasecomm Corporation started originating leases in January 1986. The Company has used proprietary software in developing a sophisticated, risk-adjusted pricing model and automating its credit approval and collection systems, including a fully-automated Internet-based application, credit scoring and approval process.

     The Company targets owner-operated or other small commercial enterprises, with little business credit history and limited or poor personal credit history at the owner level. The Company provides financing to these lessees who may have few other sources of credit. The Company primarily leases and rents low-priced commercial equipment with limited residual value which is used by these lessees in their daily operations. The Company does not market its services directly to lessees, but sources leasing transactions through a nationwide network of over 1,100 independent sales organizations and other dealer-based origination networks ("Dealers").

     The majority of the Company's leases are currently for authorization systems for point-of-sale card-based payments by, for example, debit, credit and charge cards ("POS authorization systems"). POS authorization systems require the use of a POS terminal capable of reading a cardholder's account information from the card's magnetic stripe and combining this information with the amount of the sale entered via a POS terminal keypad. The terminal electronically transmits this information over a communications network to a computer data center and then displays the returned authorization or verification response on the POS terminal.

     The Company continues to develop other product lines, including leasing other commercial products and acquiring payment streams from service contracts.

Leasing, Servicing and Financing Programs

     The Company originates leases for products that typically have limited distribution channels and high selling costs. The Company facilitates sales of such products by making them available to Dealers' customers for a small monthly lease payment rather than a high initial purchase price. The Company primarily leases and rents low-priced commercial equipment with limited residual value to small merchants. The Company purchases or originates monthly payment streams without regard to the residual value of the leased product. The majority of the Company's leases are currently for POS authorization systems, however, the Company also leases a wide variety of other equipment including advertising and display equipment, coffee machines, paging systems, water coolers and restaurant equipment. In addition, the Company also acquires service contracts and opportunistically seeks to enter various other financing markets.

     The Company's residential financings include acquiring service contracts from Dealers that provide security monitoring services and various other types of residential finance products. The Company's residential portfolio in past years primarily included leases of satellite television equipment. Despite significant origination volume in this market, the Company made a strategic decision in July 1996 to de-emphasize the satellite television equipment business and has greatly reduced originations of these leases since that time.

     The Company originates and services leases, contracts and loans in all 50 states of the United States and its territories. As of December 31, 1998, leases in California, Florida, Texas and New York accounted for approximately 35% of the Company's portfolio, with none of the remaining states accounting for more than 3% of such total.

Terms of Equipment Leases

     Substantially all equipment leases originated or acquired by the Company are non-cancelable. In a typical lease transaction, the Company originates leases referred to it by the Dealer and buys the underlying equipment from the referring Dealer upon funding of an approved application. Leases are structured with limited recourse to the Dealer, with risk of loss in the event of default by the lessee residing with the Company in most cases. The Company performs all processing, billing and collection functions under its leases.

     During the term of a typical lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. Throughout the term of the lease, the Company charges late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable, which enhance the profitability of the lease. The initial non-cancelable term of the lease is equal to or less than the equipment's estimated economic life. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 45 months as of December 31, 1998.

     The terms and conditions of all of the Company's leases are substantially similar. In most cases, the contracts require lessees to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. The Company's standard lease forms provide that in the event of a default by the lessee, the Company can require payment of liquidated damages and can seize and remove the equipment for subsequent sale, refinancing or other disposal at its discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are automatically incorporated into and deemed a part of the equipment financed.

     The Company seeks to protect itself from credit exposure relating to poor quality Dealers by entering into recourse agreements with its Dealers, under which the Dealer agrees to reimburse the Company for payment of defaulted amounts under certain circumstances, primarily defaults within the first month following origination and upon evidence of Dealer errors or misrepresentations in originating a lease or contract. In case of Dealer error or misrepresentation, the Company will charge-back the Dealer for both the lessee's delinquent amounts and attorney and court fees.

Residual Interests in Underlying Equipment

     The Company typically owns a residual interest in the equipment covered by a lease. At the end of the lease term, the lease typically converts into a month-to-month rental contract. If the lease does not convert, the lessee either buys the equipment at a price quoted by the Company or returns the equipment. If the equipment is returned, the Company may place the equipment into its used equipment rental and leasing program. The Company may also sell the used equipment through equipment brokers and remarketers in order to maximize the net proceeds from such sale.

Service Contracts

     In a typical transaction for the acquisition of service contracts, a homeowner will purchase a security system and simultaneously sign a contract with the Dealer for the monitoring of that system for a monthly fee. The Dealer will then sell the right to payment under that contract to the Company for a multiple of the monthly payments. The Company performs all processing, billing and collection functions under these contracts.

Dealers

     The Company provides financing to obligors under microticket leases, contracts and loans through its Dealers. Since the Company relies primarily on its network of Dealers for its origination volume, the Company considers them its customers. The Company had over 1,242 different Dealers originating 67,080 Company leases, contracts and loans in 1998. E-Commerce accounted for approximately 11.6% of all originations in 1998. No other Dealer accounted for more than 10% of the Company's origination volume during such year.

     The Company does not sign exclusive agreements with its Dealers. Dealers interact with merchants directly and typically market not only POS authorization systems but also financing through the Company and ancillary POS processing services.

Use of Technology

     The Company's business is operationally intensive, due in part to the small average amount financed. Accordingly, technology and automated processes are critical in keeping servicing costs to a minimum while providing quality customer service.

     The Company has developed LeasecommDirect(TM), an Internet-based application processing, credit approval and Dealer information tool. Using LeasecommDirect(TM), a Dealer can input an application directly to the Company via the Internet and obtain almost instantaneous approval automatically over the Internet through the Company's computer system, all without any contact with any employee of the Company. The Company also offers Instalease(R), a program that allows a Dealer to submit applications by telephone, telecopy or e-mail to a Company representative, receive approval, and complete a sale from a lessee's location. By assisting the Dealers in providing timely, convenient and competitive financing for their equipment or service contracts and offering Dealers a variety of value-added services, the Company simultaneously promotes equipment and service contract sales and the utilization of the Company as the finance provider, thus differentiating the Company from its competitors.

     The Company has used its proprietary software to develop a multi-dimensional credit scoring model which generates pricing of its leases, contracts and loans commensurate with the risk assumed. This software does not produce a binary "yes or no" decision, but rather determines the price at which the lease, contract or loan can be profitably underwritten. The Company uses credit scoring in most, but not all, of its extension of credit.

Underwriting

     The nature of the Company's business requires two levels of review, the first focused on the ultimate end-user of the equipment or service and the second focused on the Dealer. The approval process begins with the submission by telephone, facsimile or electronic transmission of a credit application by the Dealer. Upon submission, the Company, either manually or through LeasecommDirect(TM) over the Internet, conducts its own independent credit investigation of the lessee through its own proprietary data base and recognized commercial credit reporting agencies such as Dun & Bradstreet, TRW, Equifax and TransUnion. The Company's software evaluates this information on a two-dimensional scale, examining both credit depth (how much information exists on an applicant) and credit quality (past payment history). The Company is thus able to analyze both the quality and amount of credit history available with respect to both obligors and Dealers and to assess the credit risk. The Company uses this information to underwrite a broad range of credit risks and provide financing in situations where its competitors may be unwilling to provide such financing. The credit scoring model is complex and automatically adjusts for different transactions. In situations where the amount financed is over $3,000, the Company may go beyond its own data base and recognized commercial credit reporting agencies and obtain information from less readily available sources such as banks. In certain instances, the Company will require the lessee to provide verification of employment and salary.

     The second aspect of the credit decision involves an assessment of the originating Dealer. Dealers undergo both an initial screening process and ongoing evaluation, including an examination of Dealer portfolio performance, lessee complaints, cases of fraud or misrepresentation, aging studies, number of applications and conversion rates for applications. This ongoing assessment enables the Company to manage its Dealer relationships, including ending relationships with poor-performing Dealers.

     Upon credit approval, the Company requires receipt of signed lease documentation on the Company's standard or other pre-approved lease form before funding. Once the equipment is shipped and installed, the Dealer invoices the Company, and thereafter the Company verifies that the lessee has received and accepted the equipment. Upon the lessee authorizing payment to the Dealer, the lease is forwarded to the Company's funding and documentation department for funding, transaction accounting and billing procedures.

Bulk and Portfolio Acquisitions

     In addition to  originating  leases through its Dealer  relationships,  the
Company from time to time has purchased lease portfolios from Dealers. The Company purchases leases from Dealers on an ongoing basis in packages ranging from $20,000 to $200,000. While certain of these leases initially do not meet the Company's underwriting standards, the Company will often purchase the leases once the lessee demonstrates a payment history. The Company will only acquire these smaller lease portfolios in situations where the company selling the portfolio will continue to act as a Dealer following the acquisition. The Company also completed the acquisition of three large POS authorization system lease and rental portfolios, two in 1996 and one in 1998. The first acquisition, completed in May 1996, consisted of over 8,000 rental contracts with total fundings of $1.9 million. The second acquisition was for approximately 8,200 leases in December 1996 with fundings of $7.9 million. The Company acquired 4,841 rental contracts in July 1998 with fundings of $2.8 million.

Servicing and Collections

     The Company performs all servicing functions on its leases, contracts and loans, including its securitized leases, through its automated servicing and collection system. Servicing responsibilities generally include billing, processing payments, remitting payments to Dealers and investors in the Company's securitization programs (the "Securitizations"), preparing investor reports, paying taxes and insurance and performing collection and liquidation functions.

     The Company differentiates itself from its competitors in the way in which it pursues delinquent accounts that it believes its competitors would not pursue due to the costs of collection. The Company's automated lease administration system handles application tracking, invoicing, payment processing, automated collection queuing, portfolio evaluation and report writing. The system is linked with bank accounts for payment processing and provides for direct withdrawal of lease, contract and loan payments. The Company monitors delinquent accounts using its automated collection process. The Company uses several computerized processes in its collection efforts, including the generation of daily priority call lists and scrolling for daily delinquent account servicing, generation and mailing of delinquency letters, routing of incoming calls to appropriate employees with instant computerized access to account details, generation of delinquent account lists eligible for litigation, generation of pleadings and litigation monitoring. Collection efforts commence immediately, with repeated reminder letters and telephone calls upon payments becoming 10 days past due, with a lawsuit generally filed if an account is more than 85 days past due. The Company's collection efforts include one or more of the following: sending collection letters, making collection calls, reporting delinquent accounts to credit reporting agencies and litigating delinquent accounts where necessary and obtaining and enforcing judgments.

Competition

     The microticket leasing and financing industry is highly competitive. The Company competes for customers with a number of national, regional and local banks and finance companies. The Company's competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, the Company could also be faced with competition from small or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. The Company's competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than the Company, including a lower cost of funds and access to capital markets and to other funding sources which may be unavailable to the Company.

Employees

     As of December 31, 1998, the Company had 248 full-time employees, of which 51 were engaged in the credit activities and Dealer service, 123 were engaged in servicing and collection activities, 9 were engaged in marketing activities, and 65 were engaged in general administrative activities. Management believes that its relationship with its employees is good. No employees of the Company are members of a collective bargaining unit in connection with their employment by the Company.

ITEM 2.      PROPERTIES

     The Company's corporate headquarters and operations center are located in leased space of 34,851 square feet at 950 Winter Street, Waltham, Massachusetts 02451. The lease for this space expires on June 30, 1999. The Company plans to renew 21,656 square feet at 950 Winter Street, Waltham, Massachusetts 02451 for an additional 5 years which will expire on July 31, 2004. The Company also leases 2,933 square feet of office space for its West Coast office in Newark, California under a lease which expires on August 31, 2001. The Company recently signed a lease for 44,659 square feet of office space in Woburn, Massachusetts which commenced on December 15, 1998 and expires on December 14, 2003. The Company plans to relocate, from corporate headquarters, its collection, credit and computer operations to the Woburn location and plans to utilize this location for any further employee expansion.

ITEM 3.      LEGAL PROCEEDINGS

     The Company and its subsidiaries are frequently parties to various claims, lawsuits and administrative proceeding arising in the ordinary course of business. Although the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect such matters to have material adverse effect on the financial condition or results of operations of the Company. There are no material pending legal proceedings to which the Company or its subsidiaries or their respective properties are a party or were a party during the fourth quarter of the Company's fiscal year ended December 31, 1998.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of its fiscal year ended December 31, 1998.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     The Company's common stock, par value $0.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "MFI."

     The Common Stock was listed on the New York Stock Exchange in February 1999. Accordingly, the high and low sales price for the Common Stock on such exchange for each full quarter in the Company's fiscal years ending December 31, 1997 and 1998 is not available.

(b)  Holders

     At March 12, 1999, there were approximately 91 stockholders of record of the Common Stock.

(c)  Dividends

     The Company paid the following quarterly cash dividends on the Common Stock. The amounts indicated give effect to the 10-for-1 stock split of the Common Stock effected on June 16, 1997 and the 2-for-1 stock split of the Common Stock effected on February 10, 1999.

                  Year ended December 31, 1997     Year ended December 31, 1998
First Quarter                $0.025                         $0.030
Second Quarter               $0.030                         $0.035
Third Quarter                $0.030                         $0.035
Fourth Quarter               $0.030                         $0.035

     The Company currently intends to pay dividends in the future. Provisions in certain of the Company's credit facilities and agreements governing its subordinated debt contain, and the terms of any indebtedness issued by the Company in the future are likely to contain, certain restrictions on the payment of dividends on the Common Stock. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company's credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of payment of future dividends.

(d)  Recent Sales of Unregistered Securities

     Except as set forth below, the Company did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, during its fiscal year ended December 31, 1998.


                                       No. of Shares of        Aggregate          Exemption
Purchaser              Issuance Date     Common Stock        Consideration         Claimed*

Richard F. Latour     March, 1998            458             $    291.98         Rule 701
Richard F. Latour     March, 1998         21,198               41,336.10         Rule 701
Maureen Curran        March, 1998          7,486               14,597.70         Rule 701
John Plumlee          March, 1998          7,486               14,597.70         Rule 701
J. Gregory Hines      March, 1998          7,486               14,597.70         Rule 701
Stephen Obana         March, 1998          7,486               14,597.70         Rule 701
James Andersen        March, 1998          7,486               14,597.70         Rule 701
Stephen Constantino   March, 1998          3,732                7,277.40         Rule 701
Carol Salvo           March, 1998          7,486               14,597.70         Rule 701
Kerry Frost           March, 1998          3,732                7,277.40         Rule 701
Richard F. Latour     June, 1998           2,762                1,760.78         Rule 701
J. Gregory Hines      September, 1998      1,480                  943.50         Rule 701
Richard F. Latour     September, 1998      3,222                2,054.03         Rule 701
John Plumlee          September, 1998      3,008                5,865.60         Rule 701
Carol Salvo           September, 1998      3,008                5,865.60         Rule 701
Richard F. Latour     December, 1998      12,622               24,612.90         Rule 701
J. Gregory Hines      December, 1998       4,454                8,685.30         Rule 701
Stephen Obana         December, 1998       4,454                8,685.30         Rule 701
John Plumlee          December, 1998       1,446                2,819.70         Rule 701
Carol Salvo           December, 1998       1,446                2,819.70         Rule 701
Stephen Constantino   December, 1998       2,228                4,344.60         Rule 701

*Shares  issued  pursuant to exercises of options under the Company's 1987 Stock
Option Plan.

(e)  Use of Proceeds from Registered Securities

          The Company filed a registration statement on Form S-1 (registration statement number 333-56639) with the Securities and Exchange Commission to register its offering of 4,000,000 shares of Common Stock (as amended, the "Registration Statement") (the "Offering") which included 600,000 shares offered by existing stockholders. The Registration Statement was declared effective on February 4, 1999. The Offering commenced on February 10, 1999 and terminated on such date after all of the registered shares of Common Stock had been sold. The managing underwriters for the Offering were Piper Jaffray Inc. and CIBC Oppenheimer Corp.


--------------------------------------------------------- -----------------------------------------------------------
             For the account of the Company                      For the account of the selling stockholders
---------------- ------------- ------------- ------------- ------------- --------------- ------------- --------------
                   Aggregate                                               Aggregate
                    price of                   Aggregate                    Offering                     Aggregate
                    Offering                   Offering                     price of                     Offering
     Amount          amount       Amount       price of       Amount         amount         Amount       price of
   registered      registered      sold       amount sold   registered     registered        sold       amount sold
---------------- ------------- ------------- ------------- ------------- --------------- ------------- --------------

     $3,400,000    $51,000,000  3,400,000     $51,000,000    1,200,000     $9,000,000       600,000     $9,000,000
---------------- ------------- ------------- ------------- ------------- --------------- ------------- --------------

     The following table sets forth certain expenses incurred by the Company in connection with the Offering. None of such expenses constituted direct or indirect payments to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

                     Expense                                       Amount
Underwriting discount and commissions........................... $4,200,000
Finders' Fees...................................................         $0
Other Expenses.................................................. $1,313,891
Total Expenses.................................................. $5,513,891

     The net proceeds of the Offering to the Company after deducting all the expenses of the Offering were $45,486,109, which was used to repay indebtedness. This amount does not include the $8,370,000 paid to the selling stockholders. The Company applied its net proceeds of the Offering as set forth in the following table. None of such proceeds constituted direct or indirect payments to directors officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

Construction of plant building and facilities...................         $0
Purchase and installation of machinery and equipment............         $0
Purchase of real estate.........................................         $0
Acquisition of other business(es)...............................         $0
Repayment of indebtedness.......................................$45,486,109
Working capital.................................................         $0
Temporary investment............................................         $0
Other purposes (specify)........................................         $0

ITEM 6.    SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and operating data for the Company and its subsidiaries for the periods and at the dates indicated. The selected financial data were derived from the financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                                               Years Ended December 31,
                                         ------------------------------------------------------------------
                                            1994         1995         1996           1997              1998
                                         ------------------------------------------------------------------

Income Statement Data:
(Dollars in thousands except per share data)
Revenues
    Income on financing leases and loans
                                           $  15,949   $  27,011    $ 38,654       $ 45,634      $  47,341
    Income on service contracts (1)                                        6            501          2,565
    Rental income                              2,058       3,688       8,250         10,809         16,118
    Fee income (2)                             3,840       5,446       8,675         11,236         10,476
                                             --------------------------------------------------------------
    Total revenues                            21,847      36,145      55,585         68,180         76,500
                                             --------------------------------------------------------------

Expenses:
    Selling, general and administrative       4,975        8,485       14,073        17,252          20,061
    Provision for credit losses               8,179       13,388       19,822 (3)    21,713 (3)      19,075
    Depreciation and amortization               827        1,503        2,981         3,787           5,076
    Interest                                  5,009        8,560       10,163        11,890          12,154
                                             --------------------------------------------------------------
    Total expenses                           18,990       31,936       47,039        54,642          56,366
                                             --------------------------------------------------------------

Income before provision for
   income taxes                               2,857        4,209        8,546        13,538          20,134
Net income                                    1,643        2,524        5,080         7,652          11,924
                                             ==============================================================

Net income per common share
    Basic (4)                              $   0.33    $    0.34    $    0.52      $   0.78      $     1.21
    Diluted (5)                                0.19         0.27         0.52          0.76            1.19
Dividends per common share                     0.00         0.06         0.10          0.12            0.14

                                                                 December 31,
                                         ------------------------------------------------------------------
                                            1994         1995         1996           1997              1998
                                         ------------------------------------------------------------------

Balance Sheet Data:
(Dollars in thousands)

Gross investment in leases and loans (6)   $115,286    $ 189,698    $ 247,633      $258,230      $  280,875
Unearned Income                             (33,807)     (60,265)     (76,951)      (73,060)        (74,520)
Allowance for credit losses                  (7,992)     (15,952)     (23,826)      (26,319)        (24,850)
Investment in service contracts (1)              --           --           --         2,145           8,920
       Total Assets                          83,484      126,479      170,192       179,701         210,254
Notes Payable                                57,594       94,900      116,202       116,830         130,421
Subordinated notes payable                   13,436       13,170       27,006        26,382          24,421
     Total liabilities                       77,652      118,568      158,013       160,935         180,771
     Total stockholders' equity               5,750        7,911       12,179        18,766          29,483




                                                                  Years Ended December 31,
                                           ----------------------------------------------------------------
                                            1994          1995        1996           1997            1998
                                           ----------------------------------------------------------------

Other Data:
(Dollars in thousands, except statistical data)

Operating Data:
     Total leases and loans originated (7) $ 85,627    $ 134,546    $ 143,200     $ 129,064       $ 153,819
     Total service contracts acquired (8)       ---        3,635        2,431         2,972           8,080
     Dealer fundings (9)                   $ 52,745    $  76,502    $  73,659     $  77,590       $ 105,200
     Average yield on leases and loans (10)    29.9%        30.7%        32.4%         33.9%           35.2%

Cash flows from (used in):

     Operating activities                  $ 26,288       41,959       60,104        77,393          95,973
     Investing activities                   (51,528)     (76,353)     (86,682)      (80,127)       (108,111)
     Financing activities                    27,803       36,155       33,711        (1,789)          9,703
                                          -----------------------------------------------------------------
     Total                                    2,563        1,761        7,133        (4,523)         (2,435)

Selected Ratios:
     Return on average assets                  2.45%       2.40%         3.42%         4.37%           6.12%
     Return on average stockholders'
        equity                                28.73       36.95         50.57         49.46           49.43
     Operating margin (11)                    50.51       48.68         51.04         51.70           51.25

Credit Quality Statistics:
     Net charge-offs                       $  4,961    $  5,428     $  11,948 (12) $ 19,220 (12)   $ 20,544
     Net charge-offs as a percentage of
     average gross investment (13)             5.37%       3.56%         5.46%(12)     7.57%(12)       7.47%
     Provision for credit losses as a
        percentage of average gross
        investment (14)                        8.85         8.78         9.07          8.55            6.93
     Allowance for credit losses as a
        percentage of gross investment (15)    6.93         8.41         9.62         10.14            8.58

----------

(1) The Company began acquiring fixed-term service contracts in 1995. Until December 1996, the Company treated these fixed-term contracts as leases for accounting purposes. Accordingly, income from these service contracts is included in income on financing leases and loans for all periods prior to December 1996 and investments in service contracts were recorded as receivables due in installments on the balance sheet at December 31, 1996. Beginning in December 1996, the Company began acquiring month-to-month service contracts, the income from which is included as a separate category in the Consolidated Statements of Operations and the investment in which are recorded separately on the balance sheet.

(2)  Includes loss and damage waiver fees and service fees.

(3) The provision for 1996 includes $5.0 million resulting from a reduction in the time period for charging off the Company's receivables from 360 to 240 days. The provision for 1997 includes a one-time write-off of securitized receivables of $9.5 million and $5.1 million in write-offs of satellite television equipment receivables.

(4) Net income per common share (basic) is calculated based on weighted average common shares outstanding of 5,003,880, 7,352,189, 9,682,851, 9,793,140, and 9,859,127 for the years ended December 31, 1994,  1995, 1996, 1997, and
     1998, respectively.

(5) Net income per common share (diluted) is calculated based on weighted average common shares outstanding on a diluted basis of 8,713,065, 9,448,206, 9,770,613, 9,925,329 and 10,031,975 for the years ended December
     31, 1994, 1995, 1996, 1997 and 1998, respectively.

(6) Consists of receivables due in installments, estimated residual value, and loans receivable.

----------

(7) Represents the amount paid to Dealers upon funding of leases and loans plus the associated unearned income.

(8)  Represents  the amount  paid to  Dealers  upon the  acquisition  of service
     contracts,    including   both   non-cancelable   service   contracts   and
     month-to-month service contracts.

(9) Represents the amount paid to Dealers upon funding of leases, contracts and loans.

(10) Represents the aggregate of the implied interest rate on each lease and loan originated during the period weighted by the amount funded at origination for each such lease and loan.

(11) Represents income before provision for income taxes and provision for credit losses as a percentage of total revenues.

(12) Charge-offs in 1996 and 1997 were higher due to write-offs related to satellite television equipment lease receivables and due to a change in the write-off period from 360 to 240 days in the third quarter of 1996.

(13) Represents net charge-offs as a percentage of average gross investment in leases and loans and investment in service contracts.

(14) Represents provision for credit losses as a percentage of average gross investment in leases and loans and investment in service contracts.

(15) Represents allowance for credit losses as a percentage of gross investment in leases and loans and investment in service contracts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the Company's dependence on POS authorization systems and expansion into new markets; the Company's significant capital requirements; the risks of defaults on the Company's leases; adverse consequences associated with the Company's collection policy; risks associated with economic downturns; higher interest rates, intense competition, year 2000 non-compliance, governmental regulation, acquiring other portfolios and companies, dependence on key personnel, effect of sales of substantial amounts of the Common Stock, control by existing shareholders and certain anti-takeover provisions; risks associated with acquisitions; and other factors many of which are beyond the Company's control. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

Overview

     The Company is a  specialized  commercial  finance  company  that  provides
"microticket" equipment leasing and other financing services in amounts generally ranging from $900 to $2,500, with an average amount financed of approximately $1,400. The Company primarily leases POS authorization systems and other small business equipment to small commercial enterprises. For years ended December 31, 1997 and 1998, the Company had fundings to Dealers upon origination of leases, contracts and loans ("Dealer Fundings") of $77.6 million and $105.2 million, respectively, and revenues of $68.2 million and $76.5 million, respectively.

     The Company derives the majority of its revenues from leases originated and held by the Company, payments on service contracts, rental payments from lessees who continue to rent the equipment beyond the original lease term, and fee income. The Company funds the majority of leases, contracts and loans through its revolving credit and term loan facilities (the "Credit Facilities") and on-balance sheet Securitizations, and to a lesser extent, its subordinated debt program ("Subordinated Debt") and internally generated funds.

     In a typical lease transaction, the Company originates leases through its network of independent Dealers. Upon approval of a lease application by the Company and verification that the lessee has both received the equipment and signed the lease, the Company pays the Dealer the cost of the equipment plus the Dealer's profit margin. In a typical transaction for the acquisition of service contracts, a homeowner purchases a security system and simultaneously signs a contract with the Dealer for the monitoring of that system for a monthly fee. Upon credit approval of the monitoring application and verification with the homeowner that the system is installed, the Company purchases from the Dealer the right to the payment stream under that monitoring contract at a negotiated multiple of the monthly payments.

     Substantially all leases originated or acquired by the Company are non-cancelable. During the term of the lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. The Company enhances the profitability of its leases, contracts and loans by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. The initial non-cancelable term of the lease is equal to, or less than, the equipment's estimated economic life, and often provides the Company with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 45 months as of December 31, 1998. Substantially all service and rental contracts are month-to-month contracts with an expected term of seven years for service contracts and 15 months for rental contracts.

Certain Accounting Considerations

     The Company's lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended if, in the opinion of management, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interests is estimated at inception of the lease and evaluated periodically for impairment. Other revenues such as loss and damage waiver fees, service fees relating to the leases, contracts and loans and rental revenues are recognized as they are earned.

     The Company's investments in cancelable service contracts are recorded at cost and amortized over the expected life of the service period. Income on service contracts from monthly billings is recognized as the related services are provided. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in service contracts. Rental equipment is recorded at estimated residual value and depreciated using the straight-line method over a period of twelve months. Loans are reported at their outstanding principal balance. Interest income on loans is recognized as it is earned.

     The Company maintains an allowance for credit losses on its investment in leases, service contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The allowance is determined principally on the basis of the historical loss experience of the Company and the level of recourse provided by such lease, service contract or loan, if any, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying lease portfolio. The Company determines the necessary periodic provision for credit losses taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts and loans. Such provisions generally represent a percentage of funded amounts of leases, contracts and loans. The resulting charge is included in the provision for credit losses.

     Leases, service contracts, and loans are charged against the allowance for credit losses and are put on non-accrual when they are deemed to be uncollectable. Generally, the Company deems leases, service contracts and loans to be uncollectable when one of the following occur: (i) the obligor files for bankruptcy; (ii) the obligor dies and the equipment is returned; or (iii) when an account has become 360 days delinquent. The typical monthly payment under the Company's leases is between $30 and $50 per month. As a result of these small monthly payments, the Company's experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current (at 360 days past due, a lessee will only owe lease payments of between $360 and $600).

     The Company has developed and regularly updates proprietary credit scoring systems designed to improve its risk based pricing. The Company uses credit scoring in most, but not all, of its extensions of credit. In addition, the Company aggressively employs collection procedures and a legal process to resolve any credit problems.

Results of Operations

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Total revenues for the year ended December 31, 1998 were $76.5 million, an increase of $8.3 million, or 12.2%, from the year ended December 31, 1997, due primarily to increases of $7.4 million, or 65.5%, in rental and service contract income and $1.7 million, or 3.7%, in income on financing leases and loans over such amounts in the previous year's period. The increase in rental and service contract income came from an increase in the number of lessees that have continued renting the equipment beyond the original lease term and the increase in the number of service contracts in the Company's portfolio. The increase in income on financing leases and loans arose from the continued growth in the Company's lease and loan portfolio.

     Selling, general and administrative expenses increased $2.8 million, or 16.2%, for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase was primarily attributable to an increase in personnel, resulting in a 19.8% increase in employee-related expenses, as the number of employees needed to maintain and manage the Company's growing portfolio and the general expansion of the Company's operations grew. Management expects that salaries and employee-related expenses, marketing expenses and other selling, general and administrative expenses will continue to increase as the portfolio grows because of the requirements of maintaining the Company's microticket portfolio and the Company's focus on collections.

     The Company's provision for credit losses decreased $2.6 million from the year ended December 31, 1997 to $19.1 million for the year ended December 31, 1998. This decrease resulted from an increase in recoveries and the Company's estimate of future losses.

     Depreciation and amortization expense increased by $1.3 million, or 34%, due to the increased number of rental contracts and the amortization of the investment associated with service contracts.

     Interest expense increased by $264,000, or 2.2%, from $11.9 million for the year ended December 31, 1997 to $12.2 million for the year ended December 31, 1998. This increase resulted from an increase in the average outstanding balance of the Company's Credit Facilities.

     As a result of the foregoing, the Company's net income increased by $4.3 million, or 55.8%, from $7.7 million for the year ended December 31, 1997 to $11.9 million for the year ended December 31, 1998.

     Dealer Fundings were $105.2 million during the year ended December 31, 1998, an increase of $27.6 million, or 35.6%, compared to the year ended December 31, 1997. This increase primarily resulted from continued growth in leases of equipment other than POS authorization systems, acquisitions of service contracts and loans to commercial businesses. Receivable due in installments, estimated residual values, loans receivable and investment in service contracts also increased from $260 million for the year ended December 31, 1997 to $288.7 million for the year ended December 31, 1998, representing an increase of $28.7 million, or 11%. Cash collections increased by $20.8 million to $139.2 million during the year ended December 31, 1998, or 17.6%, from the year ended December 31, 1997 because of the increase in the size of the Company's overall portfolio as well as the Company's continued emphasis on collections. Unearned income increased $1.4 million, or 1.9%, from $73.1 million at December 31, 1997 to $74.5 million at December 31, 1998. This increase was due to the increased number of leases originated during 1998.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

     Total revenues for the year ended December 31, 1997 were $68.2 million, an increase of $12.6 million, or 22.7%, from the year ended December 31, 1996, due to increases of $7.0 million, or 18.1%, in income on financing leases and loans, $2.6 million, or 31.0%, in rental income and $2.6 million, or 29.5%, in fee income. The increase in income on leases and loans was primarily the result of the continued growth in the Company's lease portfolio. The increase in rental income is due to the increased number of lessees who continued to rent the equipment beyond the original lease term. The increase in fee income was a result of the increase in the overall portfolio serviced by the Company.

     The Company completed two portfolio acquisitions, one in May 1996 for $1.9 million of rental contracts and a second in December 1996 for $7.9 million of leases. The income attributable to these acquired leases and rental contracts represented approximately $2.2 million, or 4.7%, of total income on leases and loans and rental income for 1996 and approximately $4.4 million, or 7.8%, of total income on leases and loans and rental income for 1997.

     Selling, general and administrative expenses increased $3.2 million, or 22.6%, for the year ended December 31, 1997 as compared to the year ended December 31, 1996. Such increase was primarily attributable to a 20% increase in the number of employees needed to maintain and manage the Company's increased portfolio, the general expansion of the Company's operations and the more competitive employment environment.

     The Company's provision for credit losses increased by $1.9 million, or 9.5%, from $19.8 million in 1996 to $21.7 million in 1997. The higher provision was due to a one-time write-off of securitized receivables of $9.5 million, $5.1 million in one-time write-offs of satellite television equipment receivables and growth in the overall size of the Company's portfolio. The Company's 1997 provision reflected a cumulative write-off of non-accruing fully reserved receivables in the Company's securitized portfolio. The Company wrote off the $5.1 million in satellite television equipment receivables in 1997 sooner than its normal 360-day policy because it was the Company's experience that certain characteristics of consumer receivables which were different from commercial receivables would render such receivables uncollectable under the Company's normal collection procedures.

     Depreciation and amortization expense increased by $806,000, or 27.0%, from 1996 to 1997 due to the increased number of rental contracts and the amortization of the investment costs associated with service contracts.

     Interest expense increased by $1.7 million, from $10.2 million for the year ended December 31, 1996 to $11.9 million in 1997. This increase was primarily due to an increase in the average outstanding balances of the Company's Credit Facilities and Subordinated Debt.

     As a result of these factors, net income increased by $2.6 million, or 50.6%, from $5.1 million in the year ended December 31, 1996 to $7.7 million in the year ended December 31, 1997.

     Dealer Fundings were $77.6 million for the fiscal year ended December 31, 1997, an increase of $3.9 million, or 5.3%, compared to $73.7 million for the fiscal year ended December 31, 1996. The Company decided in July 1996 to scale back its Dealer Fundings of consumer satellite television equipment leases, funding to Dealers only $0.8 million of such leases in 1997 compared to $4.7 million in 1996. Excluding this factor, the Company had an increase in Dealer Fundings of $7.8 million, or 11.3%, over 1996. This increase primarily resulted from continued growth in leases of equipment other than POS authorization systems, acquisitions of service contracts and loans to commercial businesses. Gross investment in leases and loans also increased from $247.6 million in 1996 to $258.2 million at December 31, 1997, representing an increase of $10.6 million, or 4.3%. Cash collections increased by $31.3 million, or 35.9%, from $87.1 million in 1996 to $118.4 million in 1997 due to the increase in the size of the Company's overall portfolio, as well as the Company's continued emphasis on collections. Unearned income decreased $3.9 million, or 5.1%, from $77.0 million at December 31, 1996 to $73.1 million at December 31, 1997. This decrease resulted primarily from increased acquisitions of service contracts and originations of loans which are accounted for on a cost basis and as a result do not have any unearned income associated with them, as well as one-time write-offs in 1997 of approximately $5.0 million in consumer satellite television equipment lease receivables and $9.5 million of securitized receivables and the corresponding unearned income associated with those leases.

     Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995.

     Total revenues for fiscal year 1996 were $55.6 million, an increase of $19.4 million, or 53.8% over fiscal year 1995, due to increases of $11.6 million, or 43.1%, in income on financing leases and loans, $4.6 million, or 123.9%, in rental income and $3.2 million, or 59.3%, in total fee income. The increase in income on leases and loans was the result of the continued growth in the Company's lease portfolio in 1996, while the increase in rental income was due to the increased number of lessees who continue to rent the equipment beyond the original lease term including as a result of two lease and rental portfolio acquisitions with fundings of $1.9 million in May 1996 and $7.9 million in December 1996. The income attributable to these acquired leases and rental contracts represented approximately $2.2 million, or 4.7%, of total income on leases and loans and rental income for 1996. Fee income increased as a result of the continued growth in the overall portfolio serviced by the Company.

     Selling, general and administrative expenses were $14.1 million in 1996, representing an increase of 65.9% over such expenses in 1995, due primarily to a 34% increase in the number of personnel and the significant growth in the Company's lease portfolio from 1995 to 1996.


     The Company's provision for credit losses increased by $6.4 million from $13.4 million in 1995 to $19.8 million in 1996. Approximately $5.0 million of the increase was to replenish the allowance for credit losses due to the change in the write-off period from 360 days to 240 days in the third quarter of 1996.

     Depreciation and amortization expense increased by $1.5 million from $1.5 million in 1995 to $3.0 million in 1996. This increase was due to the increased number of rental contracts in the Company's portfolio.

     Interest expense increased by $1.6 million, or 18.7%, from $8.6 million in 1995 to $10.2 million in 1996. This increase was primarily due to an increase in the average outstanding balances of the Company's Credit Facilities and Subordinated Debt.

     As a result of these factors, net income increased by $2.6 million, or 101.3%, from $2.5 million for the year ended December 31, 1995 to $5.1 million in the year ended December 31, 1996.

     Dealer Fundings were $73.7 million in 1996, a decrease of $2.8 million, or 3.7%, over the $76.5 million funded during 1995. The decrease in Dealer Fundings in 1996, excluding portfolio purchases, was primarily attributable to management's focus on maintaining higher rates of return on POS authorization systems, exiting the business of origination of consumer satellite television equipment leases and performing developmental work to reposition the Company's efforts in other commercial and residential markets, including the design of more competitive products, a product-specific sales approach, and a renewed focus on service contracts. Gross investment in leases and loans also increased from $189.7 million at December 31, 1995, to $247.6 million at December 31, 1996, representing a 30.5% increase. Cash collected was $87.1 million during 1996, an increase of $26.5 million, or 43.7%, over the $60.6 million collected in 1995. This increase was due to the increase in the size of the Company's overall portfolio, as well as the Company's continued emphasis on collections. Unearned income increased $16.7 million, or 27.7%, from $60.3 million at December 31, 1995 to $77.0 million at December 31, 1996. This increase resulted from an increase in the size of the Company's lease portfolio.

Liquidity and Capital Resources

     General

     The Company's lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new leases, contracts and loans. Since inception, the Company has funded its operations primarily through borrowings under its Credit Facilities, issuances of Subordinated Debt and its on-balance sheet Securitizations. The Company will continue to require significant additional capital to maintain and expand its volume of leases, contracts and loans funded, as well as to fund any future acquisitions of leasing companies or portfolios.

     The Company's uses of cash include the origination and acquisition of leases, contracts and loans, payment of interest expenses, repayment of borrowings under its Credit Facilities, Subordinated Debt and Securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.

     The Company utilizes its Credit Facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. At December 31, 1998, the Company had an aggregate maximum of $140 million available for borrowing under two Credit Facilities, of which approximately $62.7 million was outstanding as of such date. On January 27, 1999, the Company reduced the amount available under the Credit Facilities to $110 million. The Company also uses its Subordinated Debt program as a source of funding for potential acquisitions of portfolios and leases which otherwise are not eligible for funding under the Credit Facilities and for potential portfolio purchases. The Company used the proceeds from its initial public offering to repay $45,486,109 million owed under the Credit Facilities. To date, cash flow from its portfolio and other fees have been sufficient to repay amounts borrowed under the Credit Facilities and Subordinated Debt.

     The Company believes that cash flow from its operations, the net proceeds to the Company of the Offering and amounts available under its Credit Facilities will be sufficient to fund the Company's operations for the foreseeable future. Although the Company is not currently involved in negotiations and has no current commitments or agreements with respect to any acquisitions, to the extent that the Company successfully consummates acquisitions, it may be necessary to finance such acquisitions through the issuance of additional debt or equity securities, the incurrence of indebtedness or a combination of both.

Recently Issued Accounting Pronouncements

     See Note B of the notes to the consolidated  financial  statements included
herein  for  a  discussion   of  the  impact  of  recently   issued   accounting
pronouncements.

Year 2000

     Many computer programs and microprocessors were designed and developed without consideration of the impact of the transition to the year 2000. As a result, these programs and microprocessors may not be able to differentiate between the year "1900" and "2000"; the year 2000 may be recognized as the two-digit number "00". If not corrected, this could cause difficulties in obtaining accurate system data and support.

     The Company has designed and purchased numerous computer systems since its inception. The Company's owned software and hardware is substantially Year 2000 compliant. The costs associated with such compliance will not be material to the Company's liquidity or results of operations. The Company believes, based on written and verbal advice from its vendors, that its critical third party software is generally Year 2000 compliant, with minor issues, and will be capable of functioning after December 31, 1999. However, the Company does and will continue to interconnect certain portions of its network and systems with other companies' networks and systems, certain of which may not be as Year 2000 compliant as those installed by the Company. While the Company has discussed these matters with, and/or obtained written certifications from, such other companies as to their Year 2000 compliance, there can be no assurance that any potential impact associated with incompatible systems after December 31, 1999 would not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market-Rate-Sensitive Instruments and Risk Management

     The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical loss in earnings, cash flows, or fair value of the financial instrument and derivative instruments held by the Company at December 31, 1998, that are sensitive to changes in interest rates. The Company uses interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company uses these instruments to reduce risk by creating offsetting market exposures. The instruments held by the Company are not held for trading purposes.

     In the normal course of operations, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk, and legal risk, and are not represented in the analysis that follows.

Interest Rate Risk Management

     This analysis presents the hypothetical loss in earnings of the financial instruments and derivative instruments held by the Company at December 31, 1998 that are sensitive to changes in interest rates. The Company enters into interest rate swaps to reduce exposure to interest-rate risk connected to existing liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

     Because the Company's net-earnings exposure under the combined debt and interest-rate swap was to 90-day LIBOR, the hypothetical loss was modeled by calculating the 10 percent adverse change in 90-day LIBOR and then multiplying it by the face amount of the debt (which equaled the face amount of the interest rate swap).

     The implicit yield to the Company on all of its leases, contracts and loans is on a fixed interest rate basis due to the leases, contracts and loans having scheduled payments that are fixed at the time of origination of the lease. When the Company originates or acquires leases, contracts and loans it bases its pricing in part on the "spread" it expects to achieve between the implicit yield rate to the Company on each lease and the effective interest cost it will pay when it finances such leases, contracts and loans through its Credit Facilities. Increases in interest rates during the term of each lease, contract or loan could narrow or eliminate the spread, or result in a negative spread. The Company has adopted a policy designed to protect itself against interest rate volatility during the term of each lease, contract or loan.

     Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of December 31, 1998, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's Securitizations and indebtedness subject to the swap described below, represented 60.4% of the Company's outstanding indebtedness. In July 1997, the Company entered into an interest rate swap arrangement with one of its banks. This arrangement, which expires in July 2000, has a notional amount of $17.5 million which represented 9.5% of the Company's fixed rate indebtedness outstanding at December 31, 1998. The interest rate associated with the swap is capped at 6.6%. During the term of the swap, the Company has agreed to match the swap amount with 90-day LIBOR loans. If at any time the 90-day LIBOR rate exceeds the swap cap of 6.6%, the bank would pay the Company the difference. Through December 31, 1998, the Company had entered into LIBOR loans with interest rates ranging from 7.1938% to 7.4103%. This arrangement effectively changes the Company's floating interest rate exposure on the $17.5 million notional amount to a fixed rate of 8.45%.

     The aggregate hypothetical loss in earnings on an annual basis on all financial instruments and derivative instruments that would have resulted from a hypothetical increase of 10 percent in 90-day LIBOR, sustained for one month, is estimated to be $32,200.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Included in Exhibit 99 incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                Age           Position

Peter R. Bleyleben       45   President, Chief Executive Officer and Director

Brian E. Boyle(1)(2)     50   Director

Torrence C. Harder(1)(2) 55   Director

Jeffrey P. Parker        55   Director

Alan J. Zakon(1)(2)      63   Director

Richard F. Latour        45   Executive Vice President, Chief Operating Officer,
                              Chief Financial Officer, Treasurer, Clerk and
                              Secretary

J. Gregory Hines         38   Vice President, Funding

John Plumlee             47   Vice President, MIS

Carol A. Salvo           32   Vice President, Legal

(1) Member of Audit Committee
(2) Member of Compensation Committee

     Set forth below is a brief description of the business experience of the directors and executive officers of the Company.

     Peter R. Bleyleben has served as President, Chief Executive Officer and Director of the Company or its predecessor since June 1987. Before joining the Company, Dr. Bleyleben was Vice President and Director of the Boston Consulting Group, Inc. ("BCG") in Boston. During his more than eight years with BCG, Dr. Bleyleben focused his professional strategic consulting practice on the financial services and telecommunications industries. Prior to joining BCG, Dr. Bleyleben earned an M.B.A. with distinction and honors from the Harvard Business School, an M.B.A. and a Ph.D. in Business Administration and Economics, respectively, from the Vienna Business School in Vienna, Austria and a B.S. in Computer Science from the Vienna Institute of Technology.

     Brian E. Boyle, the Chief Executive Officer of the Company from 1985 to 1987 and Chairman of the Board of Directors from 1985 to 1995, has served as a Director of the Company or its predecessor since 1985. He is currently the Vice Chairman and a Director of Boston Communications Group, Inc. ("Communications"), a Boston-based provider of switch-based call processing to the global wireless industry. Prior to joining Communications, Dr. Boyle was the Chairman and Chief Executive Officer of Credit Technologies, Inc., a Massachusetts-based provider of credit decision and customer acquisition software, from 1989 to 1993. He is also a Director of Saville Systems, a global telecommunications billing software company, with its United States headquarters in Burlington, Massachusetts, as well as of several private companies. Dr. Boyle earned his A.B. in Mathematics and Economics from Amherst College and a B.S. in Electrical Engineering and Computer Science, an M.S. in Operations Research, an E.E. in Electrical Engineering and Computer Science and a Ph.D. in Operations Research, all from the Massachusetts Institute of Technology.

     Torrence C. Harder has served as a Director of the Company since 1986 and has served as Chairman of the Compensation Committee since 1997. He has been the President and Director of Harder Management Company, Inc., a registered investment advisory firm, since its establishment in 1971. He has also been the President and Director of Entrepreneurial Ventures, Inc., a venture capital investment firm, since its founding in 1986. Mr. Harder is a Director of Lightbridge, Inc., a wireless industry software services provider, Dent-A-Med, Inc., RentGrow, Inc., GWA Information Systems, Inc., Trade Credit Corporation and UpToDate in Medicine, Inc. Mr. Harder earned an M.B.A. from the Wharton School of the University of Pennsylvania, and a B.A. with honors in the Philosophy of Economic Thought from Cornell University.

     Jeffrey P. Parker has served as a Director of the Company since 1992. He is the founder and has served since 1997 as the Chief Executive Officer of CCBN.COM, a world wide web information services company based in Boston. He is also the founder and has served since 1991 as the managing director of Private Equity Investments, a venture capital firm focusing on start-up and early stage companies. Mr. Parker is a Director of Boston Treasury Systems, FaxNet Corporation, Pacific Sun Industries, Vintage Partners and XcelleNet, Inc. Mr. Parker earned a B.A., an M.A. in Engineering and an M.B.A. from Cornell University.

     Alan J. Zakon has served as a Director of the Company since 1988 and has served as Chairman of the Audit Committee since 1997. Since 1995, he has been the Vice Chairman and a Director, and since November 1997, Chairman of the Executive Committee, of Autotote Corporation, a New York-based global gaming and simulcasting company. He served as Managing Director of Bankers Trust Corporation from 1989 to 1995 where he was Chairman of the Strategic Policy Committee. Dr. Zakon is a Director of Arkansas-Best Freight Corporation, a nationwide commercial transportation and trucking company. Dr. Zakon holds a B.A. from Harvard University, an M.S. in Industrial Management from the Sloane School at the Massachusetts Institute of Technology and a Ph.D. in Economics and Finance from the University of California at Los Angeles.

     Richard F. Latour has served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, Clerk and Secretary of the Company since 1995. From 1986 to 1995, Mr. Latour was Vice President of Finance and Chief Financial Officer of the Company. Prior to joining the Company, Mr. Latour was Vice President, Finance for TRAK, Incorporated, an international manufacturer and distributor of consumer products, where he was responsible for all financial and related administrative functions.

     J. Gregory Hines has served as Vice President, Funding since 1993. From the time he joined the Company in 1992 until 1993, Mr. Hines served as funds manager of the Company. Prior to joining the Company, Mr. Hines was an assistant vice president in the Equipment Finance Division at the Bank of New England, N.A. and Fleet National Bank.

     John Plumlee has served as Vice President, MIS, of the Company since 1990. Prior to joining the Company, Mr. Plumlee was Vice President of M.M.C., Inc., a firm focusing on the delivery of software services to local governments.

     Carol A. Salvo has served as Vice President, Legal, of the Company since 1996. From 1992 to 1995, Ms. Salvo served as Litigation Supervisor of the Company. From 1995 to 1996, Ms. Salvo served as Director of Legal Collection Services of the Company. Prior to joining the Company, Ms. Salvo was a junior accountant with InfoPlus Inc.

     The directors of the Company have been divided, with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible, with the term of office of the first class to expire at the 1999 annual meeting of the stockholders of the Company, the term of office of the second class to expire at the 2000 annual meeting of the stockholders of the Company and the term of office of the third class to expire at the 2001 annual meeting of the stockholders of the Company, with each director to hold office until his or her successor shall have been duly elected and qualified or until his or her earlier removal or resignation. At each annual meeting of stockholders of the Company, commencing with the 1999 annual meeting, directors elected to succeed those directors whose terms then expire shall be elected for a term of office to expire at the third succeeding annual meeting of the stockholders of the Company after their election. In accordance with the foregoing, Peter Bleyleben's term as a director of the Company expires at the 2001 annual meeting of the stockholders of the Company, Brian Boyle and Alan Zakon's respective terms as directors of the Company expire at the 2000 annual meeting of the stockholders of the Company and Torrence Harder and Jeffrey Parker's respective terms as directors of the Company expire at the 1999 annual meeting of the stockholders of the Company.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the Chief Executive Officer and the four most highly compensated executive officers for the years ended December 31, 1998, 1997 and 1996 (the "Named Executive Officers"). Determination of the most highly compensated executive officers is based upon compensation for the Company's fiscal year ended December 31, 1998 and does not necessarily reflect the most highly compensated executive officers for the Company's fiscal years ended December 31, 1997 and 1996.

                         Summary Compensation Table (1)

                                                              Annual Compensation
                                                          -------------------------
Name and Principal Position                  Year         Salary           Bonus (2)     All Other Compensation
                                             ----         ------           --------      ----------------------

Peter R. Bleyleben....................       1998       $250,888           $364,000        $   65,245 (3)
President, Chief Executive Officer           1997        218,798            276,730            71,072
and Director                                 1996        187,837            214,073            73,674
Richard F. Latour....................        1998        198,446            244,568            45,690 (4)
Executive Vice President, Chief              1997        169,495            153,755 (5)        49,680
Operating Officer, Chief Financial           1996        134,535             43,000            44,381
Officer, Treasurer, Clerk and Secretary
J. Gregory Hines.....................        1998        106,951             42,095             4,281 (6)
Vice President, Funding                      1997         87,348             26,950             3,206
                                             1996         79,853             10,320             2,256
John Plumlee.........................        1998        141,351             44,533            21,191 (7)
Vice President, MIS                          1997        124,624             29,769            20,687
                                             1996        108,657             14,346            18,603
Carol Salvo..........................        1998         84,677             34,734             4,022 (8)
Vice President, Legal                        1997         66,368             15,781             2,170
                                             1996         47,190              3,817             1,502

(1) Columns required by the rules and regulations of the Securities and Exchange Commission that contain no entries have been omitted.

(2) Bonuses are paid over a three-year period, with one-third payable each year. The remaining two-thirds is subject to discretionary review by the Company and, therefore, does not vest to the employee. The bonus amount set forth for each fiscal year thus represents the amount actually paid for such fiscal year, plus amounts relating to the prior two fiscal years.

(3) Amounts for Dr. Bleyleben include: (a) contributions by the Company under the Company's 401(k) retirement/profit sharing plan in 1998 ($4,000), 1997 ($4,470) and 1996 ($4,500); (b) split dollar life insurance premiums paid by the Company in 1998 ($54,156), 1997 ($62,461) and 1996 ($60,515) (in the
     event of the death of Dr. Bleyleben, the Company is entitled to the cash value under such plan with the beneficiary receiving the life insurance portion thereof); (c) executive disability insurance policy premiums paid by the Company in 1998 ($7,089), 1997 ($3,546) and 1996($3,546); and (d)
     the benefit to the executive of interest-free loans from the Company based on the applicable federal rate in effect on the date of issuance of each such loan, in 1997 ($595) and 1996 ($5,113).

(4) Amounts for Mr. Latour include: (a) contributions by the Company under the Company's 401(k) retirement/profit sharing plan in 1998 ($4,000), 1997 ($4,500) and 1996 ($4,435); (b) split dollar life insurance premiums paid by the Company in 1998 ($34,917), 1997 ($40,501) and 1996 ($35,067) (in the
     event of the death of Mr. Latour, the Company is entitled to the cash value under such plan with the beneficiary receiving the life insurance portion thereof); (c) executive disability insurance policy premiums paid by the Company in 1998 ($3,028), 1997 ($1,586) and 1996 ($2,460); and (d) the
     benefit to the executive of interest-free loans from the Company based on the applicable federal rate in effect on the date of issuance of each such loan, in 1998 ($3,745), 1997 ($3,093) and 1996 ($2,419).

(5) Does not include $179,745 which related to bonuses awarded in prior years and deferred until 1997 at Mr. Latour's option.

(6) Amounts for Mr. Hines include: (a) contributions by the Company under the Company's 401(k) retirement/profit sharing plan in 1998 ($2,738), 1997 ($2,273) and 1996 ($1,963); (b) term life insurance premiums paid by the Company in 1998 ($84), 1997 ($84) and 1996 ($76); (c) executive disability insurance policy premiums paid by the Company in 1998 ($602), 1997 ($434) and 1996 ($217); and (d) the benefit to the executive of interest-free loans from the Company based on the applicable federal rate in effect on the date of issuance of each such loan, in 1998 ($857) and 1997 ($415).

(7) Amounts for Mr. Plumlee include: (a) contributions by the Company under the Company's 401(k) retirement/profit sharing plan in 1998 ($3,870), 1997 ($3,722) and 1996 ($2,991); (b) split dollar life insurance premiums paid by the Company in 1998 ($15,000), 1997 ($15,113) and 1996 ($15,104) (in the
     event of the death of Mr. Plumlee, the Company is entitled to the cash value under such plan with the beneficiary receiving the life insurance portion thereof); (c) executive disability insurance policy premiums paid by the Company in 1998 ($1,016), 1997 ($1,016) and 1996 ($508); and (d) the
     benefit to the executive of interest-free loans from the Company based on the applicable federal rate in effect on the date of issuance of each such loan, in 1998 ($1,305) and 1997 ($836).

(8) Amounts for Ms. Salvo include: (a) contributions by the Company under the Company's 401(k) retirement/profit sharing plan in 1998 ($2,597), 1997 ($1,686) and 1996 ($1,447); (b) term life insurance premiums paid by the Company in 1998 ($84), 1997 ($69) and 1996 ($55); (c) executive disability insurance policy premiums paid by the Company in 1998 ($485); and (d) the benefit to the executive of interest-free loans from the Company based on the applicable federal rate in effect on the date of issuance of each such loan, in 1998 ($857) and 1997 ($415).

     The Board of Directors of the Company is comprised of five Directors, one of whom, Peter Bleyleben, is a salaried employee of the Company who receives no additional compensation for services rendered as a Director. The members of the Company's Board of Directors who are not employees of the Company ("Non-Employee Directors") received compensation under the Company's Board of Directors Stock Unit Compensation Plan (the "Stock Unit Plan") for their service on the Board of Directors. Directors also are reimbursed for out-of-state travel expenses incurred in connection with attendance at meetings of the Board of Directors and committees thereof. In addition, the Company pays for health care insurance for each Non-Employee Director.

     The Company adopted the Stock Unit Plan in February 1997. The Stock Unit Plan was terminated effective as of February 10, 1999. Under the Stock Unit Plan, Non-Employee Directors who did not serve as committee chairpersons received up to $30,000 per year, payable $3,750 per meeting in cash and $3,750 per meeting in stock units (the "Stock Units"). Committee chairpersons received up to $35,000 per year, payable $4,375 per meeting in cash and $4,375 per meeting in Stock Units. Under the Stock Unit Plan, the Company paid the participant the cash amount currently and credited Stock Units in the appropriate amounts to a deferred fee account on the date of the Board of Directors or Committee meeting. Each Stock Unit in the deferred fee account was valued at the time each such credit was made at the then-current value of the Common Stock, as that value was determined from time to time by the Board of Directors. The number of Stock Units credited to each Non-Employee Director's deferred fee account and the value placed on each Stock Unit was appropriately adjusted in the event of a stock dividend, stock split or other similar change affecting the Common Stock.

     As of December 31, 1998, Dr. Boyle, Mr. Harder, Mr. Parker and Dr. Zakon had 3,665.75, 4,276.71, 3,665.75 and 4,276.71 Stock Units in their respective accounts.

     Since the Stock Unit Plan has been terminated, each Non-Employee Director will receive a cash payment, in equal quarterly installments starting with the second quarter of 1999, in an amount equal to the number of Stock Units in their respective accounts multiplied by $13.95.

     There were no stock options awarded in 1998 under the Company's 1987 Stock Option Plan or the 1998 Equity Incentive Plan. The following table indicates the aggregate option exercises in 1998 by the Named Executive Officers and fiscal year-end option values:


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                        AND FISCAL YEAR-END OPTION VALUES

                                                               Number of Securities                Value of Unexercised
                                                          Underlying Unexercised Options      In-The-Money Options at Fiscal
                                                                at Fiscal Year-End                     Year-End(1)
                                                          --------------------------------    -------------------------------
                            Shares
                         Acquired On
                           Exercise       Value
Name                                      Realized(1)     Exercisable      Unexercisable      Exercisable     Unexercisable
                         -------------    -----------     -------------    ---------------    ------------    ---------------
Peter R. Bleyleben..              0             $0                 0                  0              $0                 $0
Richard F. Latour...         40,262        354,244                 0             38,778               0            395,835
J. Gregory Hines....         13,420        116,842                 0             14,920               0            153,719
John Plumlee........         11,940         96,982                 0             12,000               0            120,552
Carol Salvo.........         11,940         96,982                 0             12,000               0            120,552


(1) The amounts in these columns are calculated using the difference between the fair market value of the Company's Common Stock at exercise or at the end of the Company's 1998 fiscal year, as the case may be, and the option exercise prices. The Board of Directors determines the fair market value of the Company's Common Stock in connection with the Stock Unit Plan based on a formula which values the Company at a multiple (determined by reference to an index of publicly traded companies) of the Company's most recent four quarters net income, multiplied by a discount factor to take into account the illiquidity of the Common Stock. The most recent value as so determined by the Board of Directors was used in such calculations.

     The Company pays annual bonuses and makes profit sharing payments as determined by the Compensation Committee of the Board of Directors. These payments are made under informal arrangements and are based on an employee's performance during the prior fiscal year. Historically, the Board of Directors has determined annual bonus and profit sharing payments for Dr. Bleyleben and Mr. Latour. The Board of Directors also establishes a pool to be allocated by Dr. Bleyleben and Mr. Latour on an annual basis among senior executives of the Company. Each employee is paid one-third of his or her bonus and profit sharing at the time such amount is determined. The remaining two-thirds is paid over the next two years in the discretion of the Board of Directors or Dr. Bleyleben and Mr. Latour based on Company and employee performance.

     The Company has entered into Employment Agreements with Dr. Bleyleben and Mr. Latour for a three-year period commencing June 12, 1998, subject to automatic successive one-year renewals unless terminated pursuant to the terms thereof. In the event of a termination of the Employment Agreements by the Company without cause, or by Dr. Bleyleben or Mr. Latour for specified good reason, the Employment Agreements provide for three years of severance payments to Dr. Bleyleben and Mr. Latour, respectively, on the basis of their highest base salary during the employment period. In addition, Dr. Bleyleben and Mr. Latour would also be entitled to a prorated payment of base salary and bonus to the date of termination, and the acceleration of deferred compensation and accrued but unpaid amounts under the Company's bonus and/or profit sharing plans. Dr. Bleyleben's and Mr. Latour's current base salaries, respectively, are $260,000 and $210,000. The bonus for the current fiscal year will be determined by the Board of Directors. If, in connection with a payment under their Employment Agreement, either Dr. Bleyleben or Mr. Latour shall incur any excise tax liability on the receipt of "excess parachute payments" as defined in
Section 280G of the Internal Revenue Code of 1986, as amended, the Employment Agreements provide for gross-up payments to return them to the after-tax position they would have been in if no excise tax had been imposed. As used in each Employment Agreement, "for good reason" means the assignment to the executive of duties inconsistent with the executive's position, authority, duties or responsibilities; the failure by the Company to pay the agreed base salary and provide the executive with benefits; moving the executive to a location outside of the metropolitan Boston, Massachusetts area; and the failure by the Company to require a successor to assume all obligations under the Employment Agreement.

     The Company has also entered into separate employment agreements with each of the remaining Named Executive Officers which are designed to provide an incentive to each executive to remain with the Company pending and following a Change in Control (as defined below). Each employment agreement has an initial term of one year following a Change in Control, with automatic extensions upon the expiration of the initial one-year term for successive one-month periods. Pursuant to each employment agreement, the executive will be entitled to receive an annual base salary of not less than twelve times the highest monthly base salary paid or payable to the executive within the twelve months preceding the Change in Control. If the employment agreement is terminated by the Board other than for cause, death or disability, or is terminated by the executive for specified good reason, the Company shall pay to the executive in a cash lump sum within 30 days after the date of termination, the aggregate of the following amounts: (i) the executive's annual base salary through the date of termination;
(ii) a special bonus in the amount of $575,000, $600,000 and $585,000 for Messrs. Hines and Plumlee and Ms. Salvo, respectively; (iii) any other compensation previously deferred by the executive, together with any accrued interest or earnings thereon; and (iv) any accrued vacation pay.

     "Change in Control" means (i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of either the then outstanding shares of Common Stock or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; (ii) individuals who, as of the date of the Company's 1998 Equity Incentive Plan constitute the Board of Directors, cease for any reason to constitute at least a majority of the Board of Directors except with respect to any director who was approved by a vote of at least a majority of the directors then comprising the Board of Directors;
(iii) approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, more than 60% of the then outstanding shares of Common Stock continues to be owned by the shareholders who were the beneficial holders of such stock prior to such transaction; or (iv) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND MANAGEMENT

     The following table sets forth information as of March 12, 1998 with respect to the beneficial ownership of Common Stock of each person known by the Company to be the beneficial owner of more than 5% of the 13,332,776 outstanding shares of Common Stock, each director and executive officer of the Company and all directors and executive officers of the Company (not including treasury stock) as a group. Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table.


                                              Number of Shares        Percentage Outstanding
Name and Address of Beneficial Owner        Beneficially Owned (1)        of Common Stock
Peter R. Bleyleben (2)                         1,555,410                    11.66%
66 Norfolk Road
Chestnut Hill, Massachusetts  02464

Brian E. Boyle (3)                             2,041,450                    15.31%
11 Whispering Lane
Weston, Massachusetts  02493

Torrence C. Harder (4)                         2,108,402                    15.81%
Walden Woods
657 Sudbury Road
Concord, Massachusetts  01742-4321

Jeffrey P. Parker (5)                            340,840                     2.56%
253 Meadowbrook Road
Weston, Massachusetts  02493

Alan J. Zakon                                     40,000                        *
31 Pumpkin Cay Road, Apartment A
Key Largo, Florida  33037

Richard F. Latour                                306,772                     2.30%
29 Cherubs Way
Hampstead, New Hampshire  03841

J. Gregory Hines                                  25,080                        *
14 Tory Treasure Lane
Sharon, Massachusetts  02067

John Plumlee                                      30,275                        *
97 By-Pass 28
Derry, New Hampshire  03038

Carol Salvo                                       18,000                        *
164 Albemarle Road
Norwood, Massachusetts  02062

All directors and executive officers
  as a group                                   6,466,229                     48.50%
  (9 persons)
*Less than 1%

----------

(1) Unless otherwise indicated in the footnotes, each of the stockholders named in this table has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by such stockholder, except to the extent that authority is shared by spouses under applicable law.

(2) Includes 19,600 shares of Common Stock owned by Dr. Bleyleben's mother for which Dr. Bleyleben disclaims beneficial ownership.

(3) Includes 636,750 shares of Common Stock owned by Dr. Boyle's former spouse over which Dr. Boyle retains voting control, for which Dr. Boyle disclaims beneficial ownership.

(4) Includes 92,200 shares of Common Stock held in trust for Mr. Harder's daughter, Lauren E. Harder, over which Mr. Harder retains sole voting and investment power as the sole trustee and for which Mr. Harder disclaims beneficial ownership; 92,200 shares of Common Stock held in trust for Mr. Harder's daughter, Ashley J. Harder, over which Mr. Harder maintains voting and investment power as the sole trustee and for which Mr. Harder disclaims beneficial ownership; 346,372 shares of Common Stock owned by Entrepreneurial Ventures, Inc. over which Mr. Harder retains shared voting and investment power through his ownership in, and positions as President and Director of, Entrepreneurial Ventures, Inc.; and 34,046 shares of Common Stock owned by Lightbridge, Inc. over which Mr. Harder retains shared voting and investment power through his ownership in, and position as Director of, Lightbridge, Inc., for which Mr. Harder disclaims beneficial ownership.

(5) Owned by The Parker Family Limited Partnership over which Mr. Parker retains shared voting and investment power through his ownership in, and position as Director of, the general partner of the Parker Family Limited Partnership.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1995, 1997 and 1998, Richard F. Latour, Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company, borrowed an aggregate of $152,776 from the Company to exercise vested options to purchase Common Stock (the "Exercised Options"). Mr. Latour repaid all outstanding indebtedness to the Company upon the closing of the Offering with the proceeds of shares of Common Stock sold by him. The loans were non-interest bearing unless the principal amount thereof was not paid in full when due, at which time interest accrued and was payable at a rate per annum equal to the prime rate published by The Wall Street Journal plus 4.0%. The outstanding principal balance of these loans was reduced by any dividends payable upon the stock underlying the Exercised Options. All principal amounts outstanding under such loans were due on the earlier of the end of employment or December 27, 2005. During the fiscal year ended December 31, 1998, the largest aggregate amount outstanding under these loans was $106,300. Mr. Latour also has an outstnading Demand Note issued to the Company. As at December 31, 1998, the balance payable to Mr. Latour under this Demand Note was $297,387 at an interest rate per annum equal to a bank prime rate plus 1%.

     The Parker Family Limited Partnership, controlled by Jeffrey Parker, a director of the Company, loaned the Company an aggregate of $2.4 million in the form of Junior Subordinated Notes, $2.2 million of which was outstanding as of December 31, 1998, as follows: $200,000 on September 1, 1994 at an interest rate per annum equal to the higher of 12% or a bank prime rate plus 3% maturing September 1, 1999; $200,000 on May 1, 1995 at an interest rate per annum equal to 12% or a bank prime rate plus 4% maturing May 1, 2000; $500,000 on June 1, 1996 at an interest rate per annum equal to the higher of 12% or a bank prime rate plus 3% maturing June 1, 2000; $250,000 on December 1, 1996 at an interest rate per annum equal to the higher of 12% or a bank prime rate plus 3% maturing December 1, 1999; $500,000 on December 1, 1996 at an interest rate per annum equal to the higher of 12% or a bank prime rate plus 3% maturing December 1, 2002; $250,000 on December 1, 1996 at an interest rate per annum equal to the higher of 12% or a bank prime rate plus 3% maturing December 1, 2001; $125,000 on September 1, 1997 at an interest rate per annum equal to 11% maturing September 1, 2001; and $125,000 on September 1, 1997 at an interest rate per annum equal to 11% maturing September 1, 2003.

     Peter R. Bleyleben, the President and Chief Executive Officer and a Director of the Company, loaned the Company an aggregate of $125,000 in the form of Junior Subordinated Notes as follows: $100,000 on December 1, 1996 at 12% interest per annum maturing December 1, 2001; and $25,000 on June 1, 1998 at 10.5% interest per annum maturing June 1, 2003. Mr. Bleyleben also loaned the Company an aggregate of $200,000 in the form of demand notes as follows:
$100,000 on October 17, 1997 at an interest rate per annum equal to a bank prime rate minus 1%; and $100,000 on December 1, 1998 at an interest rate per annum equal to a bank prime rate minus 1%.

     Alan J. Zakon, a director of the Company, loaned the Company an aggregate of $200,000 in the form of Junior Subordinated Notes as follows: $100,000 on February 1, 1995 at 12% interest per annum maturing February 1, 2000; and $100,000 on March 18, 1998 at 10.5% interest per annum through his IRA maturing April 1, 1999.

     Ingrid R. Bleyleben, the mother of Peter R. Bleyleben, the President and Chief Executive Officer and a Director of the Company, loaned the Company the following amounts in the form of Junior Subordinated Notes: $120,000 on February 16, 1996 at an interest rate per annum equal to 11.5% maturing March 1, 2001; $25,000 on December 17, 1996 at an interest rate per annum equal to 11.5% maturing January 1, 2002; $20,000 on June 4, 1997 at an interest rate per annum equal to 11.5% maturing May 1, 2002; and $25,000 on June 1, 1998 at an interest rate per annum equal to 10% maturing June 1, 2003.

     Torrence C. Harder, a director of the Company, loaned the Company $100,000 in the form a of Junior Subordinated Note on November 1, 1994 at an interest rate per annum equal to 12.0% or a bank prime rate plus 3% maturing November 1, 1999. Additionally, Torrence C. Harder Cultural Foundation, a entity related to Torrence C. Harder, loaned the Company $50,000 in the form a of Junior
Subordinated Note on January 1, 1996 at an interest rate per annum equal to 11.5% maturing January 1, 2001.

     All of the foregoing transactions, with the exception of the loans to Mr. Latour, are on terms similar to those that would have been obtained through arms-length negotiations.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements
         Included in Exhibit 99 incorporated by reference herein.

   (2) None.

   (3) Exhibits Index

Exhibit
Number                   Description

3.1       Restated Articles of Organization, as amended. (1).

3.2       Bylaws. (1).

10.1 Amended and Restated Revolving Credit Agreement among The First National Bank of Boston, Commerzbank Bank AG, New York Branch, and Leasecomm Corporation dated August 6, 1996. (1).

10.2 Agreement and Amendment No. 1 to Amended and Restated Revolving Credit Agreement among The First National Bank of Boston, Commerzbank Bank AG, New York Branch, and Leasecomm Corporation dated September 23, 1997. (1).

10.3 Amended and Restated Loan Agreement between Leasecomm Corporation and NatWest Bank N.A. dated July 28, 1995. (1).

10.4 First Amendment to Amended and Restated Loan Agreement between Leasecomm Corporation and NatWest Bank N.A. dated October 30, 1995.
          (1).

10.5 Second Amendment to Amended and Restated Loan Agreement between Leasecomm Corporation and Fleet Bank, N.A. (formerly NatWest Bank N.A.) dated August 6, 1996. (1).

10.6 Third Amendment to Amended and Restated Loan Agreement between Leasecomm Corporation and Fleet Bank, N.A. dated August 11, 1997. (1).

10.7 Office Lease Agreement by and between AJ Partners Limited Partnership and Leasecomm Corporation dated July 12, 1993 for facilities in Newark, California. (1).

10.8 Office Lease Agreement by and between MicroFinancial Incorporated and Desmond Taljaard and Howard Friedman, Trustees of London and Leeds Bay Colony I Realty Trust, dated April 14, 1994 for facilities in Waltham, Massachusetts. (1).

**10.9    1987 Stock Option Plan. (1).

**10.10   Forms of Grant under 1987 Stock Option Plan. (1).

**10.11   Board of Directors Stock Unit Compensation Plan. (1).

**10.12   1998 Equity Incentive Plan. (3).

**10.13   Employment Agreement between the Company and Peter R. Bleyleben. (3).

**10.14   Employment Agreement between the Company and Richard F. Latour. (3).

10.15 Standard Terms and Condition of Indenture dated as of November 1, 1994 governing the BLT Finance Corp. III 6.03% Lease-Backed Notes, Series 1998-A (the "1998-A Notes"), the BLT Finance Corp. III 6.42% Lease-Backed Notes, Series 1997-A (the "1997-A Notes") and the BLT Finance Corp. III 6.69% Lease-Backed Notes, Series 1996-A (the "1996-A Notes"). (2).

10.16 Second Amended and Restated Specific Terms and Conditions of Indenture dated as of October 1, 1998, governing the 1996-A Notes, the 1997-A Notes and the 1998-A Notes. (3).

10.17     Supplement to Indenture  dated May 1, 1996 governing the 1996-A Notes.
          (2).

10.18 Supplement to Indenture dated August 1, 1997 governing the 1997-A Notes. (2).

10.19 Supplement to Indenture dated as of October 1, 1998 governing the 1998-A Notes. (3).

10.20     Specimen 1997-A Note. (2).

10.21     Specimen 1996-A Note. (2).

10.22     Specimen 1998-A Note. (3).

10.23 Standard Terms and Conditions of Servicing governing the 1996-A Notes, the 1997-A Notes and the 1998-A Notes. (2).

10.24 Specific Terms and Conditions of Servicing governing the 1996-A Notes, the 1997-A Notes and the 1998-A Notes. (2).

10.25 Commercial Lease, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. (3).

10.26 Amendment to Lease #1, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. (3).

10.27     Employment Agreement between the Company and J. Gregory Hines. (3).

10.28     Employment Agreement between the Company and John Plumlee. (3).

10.29     Employment Agreement between the Company and Carol Salvo. (3).

10.30 Fourth Amendment to Amended and Restated Loan Agreement, dated July 31, 1998, among Leasecomm Corporation, the lenders parties thereto and Fleet Bank, National Association, as agent. (4)

10.31 Fifth Amendment to Amended and Restated Loan Agreement, dated January 27, 1999, among Leasecomm Corporation, the lenders parties thereto and Fleet Bank, National Association, as agent for such lenders. (4)

10.32 Second Amended and Restated Revolving Credit Agreement, dated January 27, 1999, among Leasecomm Corporation, the lenders parties thereto and BankBoston, N.A., as agent. (4)

21.1      Subsidiaries of Registrant. (1).

*27       Financial Data Schedule.

*99 Consolidated Financial Statements and Notes to Consolidated Financial Statements

----------------

*         Filed herewith.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

(1) Incorporated by reference to the Exhibit with the same exhibit number in the Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

(2) Incorporated by reference to the Exhibit with the same exhibit number in the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on August 3, 1998.

(3) Incorporated by reference to the Exhibit with the same exhibit number in the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.

(4) Incorporated by reference to the Exhibit with the same exhibit number in the Registrant's Amendment No. 3 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on February 4, 1999.

(b)       No reports have been filed on Form 8-K.

(c)       See (a)(3) above.

(d)       None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MICROFINANCIAL INCORPORATED.


                                    By: /s/ PETER R. BLEYLEBEN
                                        ----------------------------------------
                                            Peter R. Bleyleben
                                            President, Chief Executive
                                              Officer and Director

                              Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                 TITLE                                  DATE

/s/ PETER R. BLEYLEBEN                   President, Chief Executive Officer     March 31, 1999
-------------------------------------    and Director
Peter R. Bleyleben


/s/ RICHARD F. LATOUR                    Executive Vice President, Chief        March 31, 1999
-------------------------------------    Operating Officer, Chief Financial
Richard F. Latour                        Officer, Treasurer, Clerk and
                                         Secretary


/s/ BRIAN E. BOYLE                       Director                               March 31, 1999
-------------------------------------
Brian E. Boyle


/s/ TORRENCE C. HARDER                   Director                               March 31, 1999
-------------------------------------
Torrence C. Harder


/s/ JEFFREY P. PARKER                    Director                               March 31, 1999
-------------------------------------
Jeffrey P. Parker


/s/ ALAN J. ZAKON                        Director                               March 31, 1999
-------------------------------------
Alan J. Zakon
