Form 10-Q
period 1999-03-31
MICROFINANCIAL INC
filed 1999-05-17
CIK 827230

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from ______ to ______

                           Commission File No. 1-14771

                           MICROFINANCIAL INCORPORATED
             (Exact name of Registrant as specified in its Charter)

          Massachusetts                                  04-2962824
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                      950 Winter Street, Waltham, MA 02451
                    (Address of Principal Executive Offices)

                                 (781) 890-0177
              (Registrant's Telephone Number, Including Area Code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        As of May 12, 1999, 13,334,994 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED

                                Table of Contents
                                                                            Page
Part I                        FINANCIAL INFORMATION

          Item 1     Financial Statements:
                     Consolidated Balance Sheet
                        December 31, 1998 (audited) March 31, 1999
                           (unaudited)                                        3
                     Consolidated Income Statement
                        Three months ended March 31, 1998 and 1999
                            (unaudited)                                       4
                     Consolidated Statement of Cash Flows
                        Three months ended March 31, 1998 and 1999
                            (unaudited)                                       5
                     Notes to Consolidated Financial Statements               7

          Item 2     Management's Discussion and Analysis of Financial
                        Condition and Results of Operation                   11

          Item 3     Quantitative and Qualitative Disclosures about
                        Market Risks                                         14

Part II                   OTHER INFORMATION

          Item 6     Exhibits and Reports on Form 10-K                       16

Signatures                                                                   17

Item 1.  FINANCIAL STATEMENTS

                           MICROFINANCIAL INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       December 31,          March 31,
                                                                          1998                 1999
                                                                       (audited)            (unaudited)
                                                                        ------------------------------
                                                ASSETS

Net investment in leases and loans:

    Receivables due in installments                                     $ 251,060           $ 251,440
    Estimated residual value                                               17,562              17,104
    Initial direct costs                                                    4,260               4,386
    Loans receivable                                                       12,253              19,577
    Less:
           Advance lease payments and deposits                             (1,081)             (2,038)
           Unearned income                                                (74,520)            (73,857)
           Allowance for credit losses                                    (24,850)            (25,394)
                                                                        ---------           ---------
Net investment in leases and loans:                                     $ 184,684           $ 191,218
Investment in service contracts                                             8,920              10,235
Cash and cash equivalents                                                   6,817              11,373
Property and equipment, net                                                 6,747               6,459
Other assets                                                                3,086               5,346
                                                                        ---------           ---------
                Total assets                                            $ 210,254           $ 224,631
                                                                        =========           =========

                                  LIABILITIES, REDEEMABLE CONVERTIBLE
                                PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Notes payable                                                           $ 130,421           $ 103,095
Subordinated notes payable                                                 24,421              13,693
Capitalized lease obligations                                                 774                 798
Accounts payable                                                              149                 140
Dividends payable                                                             346                 466
Other liabilities                                                           5,481               5,780
Income taxes payable                                                          625                 125
Deferred income taxes payable                                              18,554              21,330
                                                                        ---------           ---------
                Total liabilities                                         180,771             145,427
                                                                        ---------           ---------
Commitments and contingencies                                                  --                  --
Redeemable convertible preferred stock                                         --                  --
Stockholders' equity:
    Common stock                                                               99                 133
    Additional paid-in capital                                              1,816              47,897
    Retained earnings                                                      27,956              31,460
    Treasury stock, at cost                                                  (138)               (138)
    Notes receivable from officers and employees                             (250)               (148)
                                                                        ---------           ---------
                Total stockholders' equity                                 29,483              79,204
                                                                        ---------           ---------
                Total liabilities and stockholders' equity              $ 210,254           $ 224,631
                                                                        =========           =========


        The accompanying notes are an integral part of the consolidated financial statements

                           MICROFINANCIAL INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                              For the quarters ended March 31,
                                              --------------------------------
                                                   1998            1999
                                                (unaudited)     (unaudited)
                                              --------------------------------
Revenues:
  Income on financing leases and loans            $11,510          $12,377
  Income on service contracts                         288            1,184
  Rental income                                     3,365            5,681
  Loss and damage waiver fees                       1,395            1,396
  Service fees                                      1,531            1,817
                                                  -------          -------
            Total revenues                         18,089           22,455
                                                  -------          -------
Expenses:
  Selling, general and administrative               4,282            6,004
  Provision for credit losses                       4,575            5,399
  Depreciation and amortization                     1,177            1,687
  Interest                                          2,820            2,620
                                                  -------          -------
            Total expenses:                        12,854           15,710
                                                  -------          -------
Income before provision for income taxes            5,235            6,745
Provisions for income taxes                         2,124            2,776
                                                  -------          -------
Net income                                        $ 3,111          $ 3,969
                                                  =======          =======

Net Income per common share - basic               $  0.32          $  0.33

Net Income per common share - diluted             $  0.31          $  0.33

Dividends per common share                        $  0.03          $ 0.035


        The accompanying notes are an integral part of the consolidated financial statements

                           MICROFINANCIAL INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          For the quarter ended March 31,
                                                                          -------------------------------
                                                                             1998                1999
                                                                          (unaudited)        (unaudited)
                                                                          -------------------------------
Cash flows from operating activities:
        Cash received from customers                                        $ 31,259          $ 38,281
        Cash paid to suppliers and employees                                  (6,953)           (6,416)
        Interest paid                                                         (2,984)           (2,895)
        Interest received                                                        210               816
                                                                            --------          --------
                Net cash provided by operating activities                     21,532            29,786
                                                                            --------          --------
Cash flows from investing activities:
        Investment in leased equipment                                       (17,227)          (21,235)
        Investment in direct costs                                              (757)             (979)
        Investment in service contracts                                       (1,773)           (1,845)
        Investment in loans receivable                                        (1,999)           (8,431)
        Investment in fixed assets                                              (120)             (137)
        Issuance of notes from officers and employees                           (144)               (1)
        Repayment of notes from officers and employees                             8               102
        Investment in notes receivable                                           (58)             (298)
        Repayment of notes receivable                                             60                87
                                                                            --------          --------
                Net cash used in investing activities                        (22,010)          (32,737)
                                                                            --------          --------
Cash flows from financing activities:
        Proceeds from secured debt                                            18,173            28,959
        Repayment of secured debt                                            (20,211)          (56,944)
        Proceeds from refinancing of secured debt                             49,500            93,548
        Prepayment of secured debt                                           (49,500)          (93,548)
        Proceeds from short term demand notes payable                              0               685
        Repayment of short term demand notes payable                               0               (26)
        Proceeds from issuance of subordinated debt                            1,000                 0
        Repayment of subordinated debt                                           (20)          (10,747)
        Proceeds from exercise of common stock options                            82            46,116
        Repayment of capital leases                                             (124)             (189)
        Purchase of treasury stock                                                 0                 0
        Payment of dividends                                                    (294)             (347)
                                                                            --------          --------
                Net cash provided by (used in) financing activities           (1,394)            7,507
                                                                            --------          --------
Net increase (decrease) in cash and cash equivalents:                         (1,872)            4,556
Cash and cash equivalents, beginning of period:                                9,252             6,817
                                                                            --------          --------
Cash and cash equivalents, end of period:                                   $  7,380          $ 11,373
                                                                            ========          ========

                           MICROFINANCIAL INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Continued)

                                                                   For the quarter ended March 31,
                                                                   -------------------------------
                                                                      1998                1999
                                                                   (unaudited)        (unaudited)
                                                                   -------------------------------
Reconciliation of net income to net cash provided by
  operating activities:
        Net income                                                   $  3,111           $  3,969
        Adjustments to reconcile net income to cash
         provided by operating activities:
             Depreciation and amortization                              1,177              1,688
             Provision for credit losses                                4,575              5,399
             Recovery of equipment cost and residual value,
               net of revenue recognized                               10,800             15,536
             Increase (decrease) in current taxes                           0               (500)
             Increase in deferred income taxes                          2,108              2,775
        Change in assets and liabilities:
             Decrease in other assets                                      64                426
             Decrease in accounts payable                                (144)               (10)
             Increase (decrease) in accrued liabilities                  (159)               503
                                                                     --------           --------
             Net cash provided by operating activities               $ 21,532           $ 29,786
                                                                     ========           ========

Cash paid for income taxes                                           $     40           $    530
                                                                     ========           ========
Supplemental disclosure of noncash activities:
     Property acquired under capital leases                          $    183           $    213
     Accrual of common stock dividends                               $    296           $    467


        The accompanying notes are an integral part of the consolidated financial statements

                           MICROFINANCIAL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (tables are in thousands, except per share data)
                                   (Unaudited)

(A) Nature of Business:

MicroFinancial Incorporated ( the "Company") which operates primarily through its wholly owned subsidiary, Leasecomm Corporation, is a specialized finance company that primarily leases and rents commercial "microticket" equipment and provides other financing services in amounts generally ranging from $900 to $10,000 with an average amount financed of approximately $1,400 and an average lease term of 45 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer based origination networks nationwide. The Company funds its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and securitizations.

(B) Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for the interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999.

Allowance for Credit Losses:

The Company maintains an allowance for credit losses on its investment in leases, loans and service contracts at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The allowance is determined principally on the basis of the historical loss experience of the Company and the level of recourse provided by such leases, loans and service contracts, if any. In addition, the allowance reflects management's judgment of the additional loss potential considering future economic conditions and the nature and characteristics of the underlying lease portfolio. The Company determines the necessary periodic provision for the credit losses taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, loans and service contracts.

The following table sets forth the Company's allowance for credit losses as of December 31, 1997 and 1998 and March 31, 1999 and the related provision, charge-offs and recoveries for the years ended December 31, 1998 and the quarter ended March 31, 1999.

          Balance at December 31, 1997                               $26,319
          Provision for credit losses                                 19,075
          Charge-offs                                28,750
          Recoveries                                  8,206
                                                     ------

              Charge-offs net of recoveries                           20,544
                                                                      ------
          Balance at December 31, 1998                               $24,850
          Provision for credit losses                                  5,399
          Charge-offs                                10,037
          Recoveries                                  5,182
                                                     ------

              Charge-offs net of recoveries                            4,855
                                                                      ------
          Balance at March 31, 1999                                  $25,394

Earnings Per Share:

The Company has adopted Statement of Financial Accounting No. 128, "Earnings Per Share." ("SFAS No.128") which specifies the computation, presentation and disclosure requirements for net income per share. Basic net income per common share is computed based upon the weighted average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of dilutive earnings per share does not assume the issuance of common shares that have an antidulitive effect on the net income per share.

                                          For quarter ended    For quarter ended
                                          March 31, 1998       March 31, 1999
                                          -----------------    --------------
Net Income                                  $     3,111        $     3,969
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net income per common share           9,799,823         12,002,922
   Dilutive effect of redeemable
     convertible preferred stock                 19,600                  0
   Dilutive effect of common stock
     options                                    202,145            106,128
Shares used in computation of net
   income per common share -
   assuming dilution                         10,021,568         12,109,049
                                            -----------        -----------

Net income per common share                 $      0.32        $      0.33
Net income per common share
      assuming dilution                     $      0.31        $      0.33

Notes Payable:

On January 27, 1999 the Company amended and restated both of its revolving lines of credit and term loan facilities whereby it may borrow a maximum of $55,000,000 under each facility based upon qualified leases, loans and service contracts. Outstanding borrowings with respect to the revolving line of credit bear interest based either at Prime or London Interbank Offered Rate (LIBOR) plus 1.75%. The prime rates at December 31, 1998 and March 31, 1999 were 7.75%. The 90-day LIBOR rates at December 31, 1998 and March 31, 1999 were 5.28% and 5% respectively.

The Company had borrowings outstanding under these agreements with the following terms:



                               December 31, 1998            March 31, 1999
                               -----------------            ----------------
      Type                    Rate         Amount        Rate          Amount
      ----                    ----         ------        ----          ------

      Prime                   7.7500%      $ 6,515       7.7500%       $18,102
      LIBOR                   7.4068%       15,000       6.7500%         5,000
      LIBOR                   7.3939%       20,000       6.8700%        17,500
      LIBOR                   7.1938%       10,001
      LIBOR                   7.4103%        7,499
      Fixed                   7.7500%        3,709       7.7500%         2,318
                                           -------                     -------
         Total Outstanding                 $62,724                     $42,920
                                           -------                     -------

Outstanding borrowings are collateralized by leases, loans and service contracts pledged specifically to the financial institutions. All balances under the revolving lines of credit will automatically convert to a term loan on July 31, 2000 and September 30, 2000, respectively, provided the lines of credit are not renewed and no event of default exists at that date. All converted term loans are payable over the term of the underlying leases, loans and service contracts, but in any event not to exceed 36 monthly installments. The most restrictive covenants of the agreement have a minimum net worth and income requirement and limit payment of dividends to no more than 50% of the consolidated net income, as defined, for the immediately preceding fiscal year.

Initial Public Offering:

On February 5, 1999, the Company was admitted to the New York Stock Exchange following its initial public offering of 4 million shares of common stock at $15 per share, 600,000 of which were sold by existing shareholders. The Company's stock trades under the ticker symbol MFI. Total costs of $1,313,891 related to the initial public offering offset the proceeds of $51,000,000. On June 12, 1998 the Company's Board of Directors authorized a two-for-one stock split which was effective with the initial public offering. All share and per share amounts have been restated to reflect this stock split.

In conjunction with the initial public offering in February 1999, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock, none of which have been issued. Shares of such preferred stock may be issued from time to time in one or more series and with such designations, voting powers, preferences, and relative participating optional or other special rights, and qualifications, limitations, and restrictions on such rights as the Board of Directors may authorize.

Stock Options:

Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 2,000,000 shares of the Company's common stock for issuance pursuant to the 1998 Plan. On February 25, 1999 the Company granted a total of 740,000 stock options at a price of $12.313, which was the fair market value on the date of grant, to various members of management and board of directors.

Dividends:

On March 29, 1999 the Company's Board of Directors approved a dividend of $.035 per common share for all outstanding common shares as of April 8,1999 to be paid on April 15, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

Net income for the quarter ended March 31, 1999 was approximately $4.0 million, an increase of $900,000 from the quarter ended March 31, 1998. This represents fully diluted earnings per share for the quarter ended March 31, 1999 of $.33 per share on average outstanding shares of 12,109,050 as compared to $.32 per share on average outstanding shares of 10,021,568 for the quarter ended March 31, 1998.

Total revenues for the quarter ended March 31, 1999 were $22.5 million, an increase of $4.4 million, or 24%, from the quarter ended March 31, 1998. The increase was primarily due to an increase of $3.2 million, or 88%, in rental and service contract income, $900,000, or 8%, in income on financing leases, and loans and $300,000, or 10%, in fee income. The majority of the increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, as well as the acquisition of a rental portfolio from a major bank and the increased number of service contracts originated during the first quarter.

Selling, general and administrative expenses increased by $1.7 million, or 40%, for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998. Compensation and personnel related expenses increased by $800,000, or 32%, due to an increase in overall compensation levels, as well as an increase in the number of employees needed to maintain the Company's portfolio and a $250,000 accrual for management bonuses for the first quarter. Collection costs increased by $300,000, or 300%, primarily related to the increased costs related to the legal process. Rent expense increased by $200,000, or 67%, which is a result of carrying additional office space during the opening phase of the new facility in Woburn. General operating expense increased by $400,000, or 36%, as a result of the increased size in the Company's managed portfolio.

Depreciation and amortization increased by $500,000, or 43%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

The Company's provision for credit losses increased by $800,000, or 18%, for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. This increase is a result of an increase in dealer fundings for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

Interest expense decreased by $200,000, or 7%, for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 as a result of the use of the initial public offering proceeds to repay a portion of the Company's outstanding bank debt as well as a portion of the Company's junior subordinated debt.

Dealer fundings were $30.7 million in the first quarter of 1999, up $9.4 million, or 44% as compared to the quarter ended March 31, 1998. This increase is a result of continued growth in the Company's non-bankcard products. Cash collections were $38.3 million, up by $7.0 million, or 22%. Leases and loan receivables due in installments and estimated residuals were up from $262.0 million in March of 1998 to $288.0 million in March of 1999, representing a 10% increase. The Company's investment in service contracts increased by $6.5 million from $3.7 million for the quarter ended March 31, 1998 to $10.2 million for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new leases, loans and service contracts. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and its on balance sheet securitizations. The Company will continue to require significant additional capital to maintain and expand its volume of leases, loans and service contracts, as well as to fund future acquisitions of leasing companies or portfolios.

The Company's uses of cash include the origination and acquisition of leases, loans and service contracts, payment of interest expenses, repayment of borrowings under its credit facilities, subordinated debt and securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.

The Company utilizes its credit facilities to fund the origination and acquisition of leases, loans and service contracts that satisfy the eligibility requirements established pursuant to each facility. At March 31, 1999, the Company had an aggregate maximum of $110.0 million available for borrowing under its two credit facilities, of which approximately $42.9 million was outstanding as of such date. The Company also uses its subordinated debt program as a source of funding for the potential acquisitions of portfolios and leases, loans and service contracts which otherwise are not eligible for funding under its Credit Facilities. To date, cash flow from its portfolio and other fees have been sufficient to repay amounts borrowed under the credit facilities and subordinated debt.

The Company believes that the cash flow from its operations and the amounts available under its credit facilities will be sufficient to fund the Company's operations for the foreseeable future. Although the Company is not currently involved in negotiations and has no current commitments or agreements with respect to any acquisition, to the extent that the Company successfully consummates acquisitions, it may be necessary to finance such acquisitions through the issuance of additional debt or equity securities, the incurrence of indebtedness or a combination of both.

Year 2000

Many computer programs and microprocessors were designed and developed without consideration of the impact of the transition to the year 2000. As a result, these programs and microprocessors may not be able to differentiate between the year "1900" and "2000"; the year 2000 may be recognized as the two digit number "00". If not corrected, this could cause difficulties in obtaining accurate system data and support.

The Company has designed and purchased numerous computer systems since its inception. The Company's owned software and hardware is substantially Year 2000 compliant. The costs associated with such compliance will not be material to the Company's liquidity or results of operations. The Company believes, based on written and verbal advice from its vendors, that its critical third party software is generally Year 2000 compliant, with minor issues, and will be capable of functioning after December 31, 1999. However, the Company does and will continue to interconnect certain portions of its network and systems with other companies' networks and systems, certain of which may not be as Year 2000 compliant as those installed by the Company. While the Company has discussed these matters with, and/or obtained written certification from, such other companies as to their Year 2000 compliance, there can be no assurance that any potential impact associated with incompatible systems after December 31, 1999 would not have a material adverse effect on the Company's business, financial condition or results of operations.

Note on Forward Looking Information

Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including but not limited to: the Company's dependence on point-of-sale authorization systems and expansion into new markets; the Company's significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect the management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see the risks factors described in the Company's Form S-1 Registration Statement and other documents filed from time to time with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market-Rate-Sensitive Instruments and Risk Management

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical loss in earnings, cash flows, or fair value of the financial instrument and derivative instruments held by the Company at March 31, 1999, that are sensitive to changes in interest rates. The Company uses interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company uses these instruments to reduce risk by creating offsetting market exposures. The instruments held by the Company are not held for trading purposes.

In the normal course of operations, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk, and are not represented in the analysis that follows.

Interest Rate Risk Management

This analysis presents the hypothetical loss in earnings of the financial instruments and derivative instruments held by the Company at March 31, 1999 that are sensitive to changes in interest rates. The Company enters into interest rate swaps to reduce exposure to interest-rate risk connected to existing liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

Because the Company's net-earnings exposure under the combined debt and interest-rate swap was to 90-day LIBOR, the hypothetical loss was modeled by calculating the 10 percent adverse change in 90-day LIBOR and then multiplying it by the face amount of the debt (which equaled the face amount of the interest rate swap).

The implicit yield to the Company on all of its leases, loans and service contracts is on a fixed interest rate basis due to the leases, loans and service contracts having scheduled payments that are fixed at the time of origination of the lease, loan or service contract. When the Company originates or acquires leases, loans and service contracts it bases its pricing in part on the "spread" it expects to achieve between the implicit yield rate to the Company on each lease, loan or service contract and the effective interest cost it will pay when it finances such leases, loans and service contracts through its Credit Facilities. Increases in the interest rates during the term of each lease, loan or service contract could narrow or eliminate the spread, or result in a negative spread. The Company has adopted a policy designed to protect itself against interest rate volatility during the term of each lease, loan or service contract.

Given the relatively short average life of the Company's leases, loans and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of March 31, 1999, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's Securitizations and indebtedness subject to the swap described below, represented 75.1% of the Company's outstanding indebtedness. In July 1997, the Company entered into an interest rate swap agreement with one of its banks. This agreement, which expires in July 2000, has a notional amount of $17.5 million which represented 22.8% of the Company's fixed rate indebtedness outstanding at March 31, 1999. The interest rate associated with the swap is capped at 6.6%. During the term of the swap, the Company has agreed to match the swap amount with 90-day LIBOR loans. If at any time the 90-day LIBOR rate exceeds the swap cap of 6.6%, the bank would pay the Company the difference. Through March 31, 1999, the Company had entered into LIBOR loans with interest rates ranging from 6.75% to 6.87 %. This arrangement effectively changes the Company's floating interest rate exposure on the $17.5 million notional amount to a fixed rate of 8.35%.

The aggregate hypothetical loss in earnings on an annual basis on the financial instruments and derivative instruments that would have resulted from a hypothetical increase of 10% in the 90-day LIBOR, sustained for one month, is estimated to be $12,831.

PART II  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT
--------------             ----------------------
Exhibit 27                 Financial Data Schedule

(b)  Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MicroFinancial Incorporated

                                       By: /s/ Peter R. Bleyleben
                                       --------------------------
                                           President and Chief Executive Officer

                                       By: /s/ Richard F. Latour
                                       -------------------------
                                           Executive Vice President, Chief
                                           Operating and Chief Financial Officer


Date:  May 12, 1999