Form 10-Q
period 1999-06-30
MICROFINANCIAL INC
filed 1999-08-10
CIK 827230

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of July 15, 1999, 13,142,164 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED

                                Table of Contents




PART I                                          FINANCIAL INFORMATION                  PAGE
                                                                                       ----

       Item 1        Financial  Statements:
                     Consolidated Balance Sheets
                       December 31, 1998 (audited) June 30, 1999 (unaudited)             3
                     Consolidated Income Statements
                        Three months ended June 30, 1998 and 1999 and
                        six months ended June 30, 1998 and 1999 (unaudited)              4
                     Consolidated Statements of Cash Flows
                        Three months ended June 30, 1998 and 1999 and
                        six months ended June 30, 1998 and 1999  (unaudited)             5
                     Notes to Consolidated Financial Statements                          6

       Item 2        Management's Discussion and Analysis of Financial
                       Condition and Results of Operation                               11

       Item 3        Quantitative and Qualitative Disclosures about Market Risks        14

PART II                                    OTHER INFORMATION

       Item 4        Submission Of Matters To A Vote Of Security Holders                18
       Item 6        Exhibits and Reports on Form 8-K                                   19

Signatures                                                                              20



                           MICROFINANCIAL INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                             DECEMBER 31,     JUNE 30,
                                                                                1998            1999
                                                                              (AUDITED)      (UNAUDITED)
                                                                             ------------    -----------
                                                 ASSETS
Net investment in leases and loans:
     Receivables due in installments                                          $251,060        $271,442
                                                                              --------        --------
     Estimated residual value                                                   17,562          18,788
     Initial direct costs                                                        4,260           5,544
     Loans receivable                                                           12,253          20,960
     Less:
        Advance lease payments and deposits                                     (1,081)         (2,415)
        Unearned income                                                        (74,520)        (82,083)
        Allowance for credit losses                                            (24,850)        (24,471)
                                                                              --------        --------
Net investment in leases and loans:                                           $184,684        $207,765
Investment in service contracts                                                  8,920          11,926
Cash and cash equivalents                                                        6,817          11,688
Property and equipment, net                                                      6,747           7,321
Other assets                                                                     3,086           5,912
                                                                              --------        --------
          Total assets                                                        $210,254        $244,612
                                                                              ========        ========


                                   LIABILITIES, REDEEMABLE CONVERTIBLE
                                PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Notes payable                                                                 $130,421        $117,924
Subordinated notes payable                                                      24,421          12,712
Capitalized lease obligations                                                      774           1,203
Accounts payable                                                                   149             285
Dividends payable                                                                  346             534
Other liabilities                                                                5,481           6,064
Income taxes payable                                                               625             125
Deferred income taxes payable                                                   18,554          24,344
                                                                              --------        --------
          Total liabilities                                                    180,771         163,191
                                                                              --------        --------
Commitments and contingencies                                                        -               -
Redeemable convertible preferred stock (liquidation preference
     $12, at December 31, 1997 and 1998)                                             -               -
Stockholders' equity:
     Common stock                                                                   99             133
     Additional paid-in capital                                                  1,816          47,910
     Retained earnings                                                          27,956          35,469
     Treasury stock, at cost                                                      (138)         (1,946)
     Notes receivable from officers and employees                                 (250)           (145)

                                                                              --------        --------
          Total stockholders' equity                                            29,483          81,421
                                                                              --------        --------
          Total liabilities and stockholders' equity                          $210,254        $244,612
                                                                              ========        ========




        The accompanying notes are an integral part of the consolidated financial statements

                           MICROFINANCIAL INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)





                                                            For the quarters ended                  For the 6 months ended
                                                                    June 30,                                June 30,
                                                             1998             1999                   1998             1999
                                                         (unaudited)      (unaudited)            (unaudited)      (unaudited)
                                                         ----------------------------            ----------------------------

    Revenues:
      Income on financing leases and loans                 $11,836          $13,661                $23,346          $26,038
      Income on service contracts                              507            1,369                    795            2,553
      Rental income                                          3,696            5,036                  7,061           10,717
      Loss and damage waiver fees                            1,331            1,399                  2,726            2,795
      Service fees                                           1,089            2,246                  2,620            4,063
                                                         ----------------------------            ----------------------------
           Total revenues                                   18,459           23,711                 36,548           46,166
                                                         ----------------------------            ----------------------------

Expenses:
      Selling general and administrative                     5,063            5,708                  9,345           11,712
      Provision for credit losses                            3,698            6,064                  8,273           11,463
      Depreciation and amortization                          1,274            1,767                  2,451            3,455
      Interest                                               3,131            2,366                  5,951            4,985
                                                         ----------------------------            ----------------------------
           Total expenses                                   13,166           15,905                 26,020           31,615
                                                         ----------------------------            ----------------------------

Income before provision for income taxes                     5,293            7,806                 10,528           14,551
Provision for income taxes                                   2,160            3,263                  4,284            6,039
                                                         ----------------------------            ----------------------------
Net Income                                                  $3,133           $4,543                 $6,244           $8,512
                                                         ============================            ============================
Net Income per common share - basic                          $0.32            $0.34                  $0.64            $0.67
                                                         ============================            ============================
Net Income per common share - diluted                        $0.31            $0.34                  $0.62            $0.67
                                                         ============================            ============================
Dividends per common share                                  $0.035           $0.040                 $0.065           $0.075
                                                         ============================            ============================




        The accompanying notes are an integral part of the consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)

                                                                       For the quarters ended           For the 6 months ended
                                                                              June 30,                         June 30,
                                                                        1998            1999             1998            1999
                                                                     (unaudited)     (unaudited)      (unaudited)    (unaudited)
                                                                     ---------------------------      --------------------------
Cash flows from operating activities:
     Cash received from customers                                     $ 34,462        $ 38,446         $ 65,721       $ 76,727
     Cash paid to suppliers and employees                               (8,765)        (12,642)         (15,718)       (19,058)
     Interest paid                                                      (2,570)         (2,089)          (5,554)        (4,984)
     Interest received                                                     233           1,040              443          1,856
                                                                     ---------------------------      --------------------------
          Net cash provided by operating activities                     23,360          24,755           44,892         54,541
                                                                     ---------------------------      --------------------------

Cash flows from investing activities:
     Investment in leased equipment                                    (20,151)        (28,285)         (37,378)       (49,520)
     Investment in direct costs                                         (1,214)         (2,050)          (1,971)        (3,029)
     Investment in service contracts                                    (1,909)         (2,343)          (3,682)        (4,188)
     Investment in loans receivable                                     (3,111)         (2,698)          (5,110)       (11,129)
     Investment in fixed assets                                           (159)           (435)            (279)          (572)
     Issuance of notes from officers and employees                           0              (1)            (144)            (2)
     Repayment of notes from officers                                       15               4               23            106
     Investment in notes receivable                                        (91)           (119)            (149)          (417)
     Repayment of notes receivable                                         114             115              174            202
                                                                     ---------------------------      --------------------------
          Net cash used in investing activities                        (26,506)        (35,812)         (48,516)       (68,549)
                                                                     ---------------------------      --------------------------

Cash flows from financing activities:
     Proceeds from secured debt                                         30,321          24,312           48,494         53,271
     Repayment of secured debt                                         (16,785)         (9,631)         (36,996)       (66,575)
     Proceeds from refinancing of secured debt                          58,500          65,452          108,000        159,000
     Prepayment of secured debt                                        (58,500)        (65,452)        (108,000)      (159,000)
     Proceeds from short term demand notes payable                         180             155              180            840
     Repayment of short term demand notes payable                         (217)             (3)            (217)           (29)
     Proceeds from issuance of subordinated debt                             0               0            1,000              0
     Repayment of subordinated debt                                       (211)         (1,000)            (231)       (11,747)
     Proceeds from sale of common stock                                      0               0                0         46,116
     Proceeds from exercise of common stock options                         64              13              146             13
     Repayment of capital leases                                          (246)           (200)            (370)          (389)
     Purchase of treasury stock                                              0          (1,808)               0         (1,808)
     Payment of dividends                                                 (296)           (466)            (590)          (813)
                                                                     ---------------------------      --------------------------
          Net cash provided by (used in) financing activities           12,810          11,372           11,416         18,879
                                                                     ---------------------------      --------------------------

Net increase (decrease) in cash and cash equivalents:                    9,664             315            7,792          4,871
Cash and cash equivalents, beginning of period:                          7,380          11,373            9,252          6,817
                                                                     ---------------------------      --------------------------

Cash and cash equivalents, end of period:                             $ 17,044        $ 11,688         $ 17,044       $ 11,688
                                                                     ===========================      ==========================
Reconciliation of net income to net cash provided by
operating activities:

     Net Income                                                        $ 3,133         $ 4,543          $ 6,245        $ 8,512
     Adjustments to reconcile net income to cash provided by
     Casoperatingdactivitiesing Activities:
        Depreciation and amortization                                    1,274           1,767            2,451          3,455
        Provision for credit losses                                      3,698           6,064            8,273         11,463
        Recovery of equipment cost and residual value, net
          of revenue recognized Net of Interest Income                  13,058           9,627           23,857         25,163
        Increase (decrease) in current taxes                                 0               0                0           (500)
        Increase in deferred income taxes                                2,129           3,014            4,237          5,789
     Change in assets and liabilities:
        Decrease (increase) in other assets                               (728)           (357)            (664)            69
        (Decrease) increase in accounts payable                            168             145               24            135
        Increase (decrease) in accrued liabilities                         628             (48)             469            455
                                                                     ---------------------------      --------------------------
          Net cash provided by operating activities                   $ 23,360        $ 24,755         $ 44,892       $ 54,541
                                                                     ===========================      ==========================

Cash paid for income taxes                                                 $40            $267              $80           $797
                                                                     ===========================      ==========================

Supplemental disclosure of noncash activities:
     Property acquired under capital leases                           $     31        $    606         $    214       $    819
     Accrual of common stock dividends                                $    296        $    534         $    296       $    534




        The accompanying notes are an integral part of the consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (tables are in thousands, except per share data)
                                   (Unaudited)

(A)       Nature of Business:

MicroFinancial Incorporated (the "Company") which operates primarily through its wholly owned subsidiary, Leasecomm Corporation, is a specialized finance company that primarily leases and rents commercial "microticket" equipment and provides other financing services in amounts generally ranging from $900 to $10,000 with an average amount financed of approximately $1,400 and an average lease term of 45 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer based origination networks nationwide. The Company funds its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and on balance sheet securitizations.

(B)      Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for the interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. The results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31,1998.

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

The following table sets forth the Company's allowance for credit losses as of December 31, 1997 and, 1998 and June 30, 1999 and the related provision, charge-offs and recoveries for the years ended December 31, 1998 and the quarter ended June 30, 1999.

       Balance at December 31, 1997                                  $26,319
       Provision for credit losses                                    19,075
       Charge-offs                                 28,750
       Recoveries                                   8,206
                                                   -------

           Charge-offs net of recoveries                              20,544
                                                                     -------

       Balance at December 31, 1998                                  $24,850
       Provision for credit losses                                    11,463
       Charge-offs                                 19,651
       Recoveries                                   7,809
                                                   -------

           Charge-offs net of recoveries                              11,842
                                                                     -------

                  Balance at June 30, 1999                           $24,471

Earnings Per Share:

The Company has adopted Statement of Financial Accounting No. 128, "Earnings Per Share." ("SFAS No.128") which specifies the computation, presentation and disclosure requirements for net income per share. Basic net income per common share is computed based upon the weighted average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of dilutive earnings per share does not assume the issuance of common shares that have an antidilutive effect on the net income per share.


                                                             For 3 months ended        For 6 months ended
                                                                  June 30,                 June 30,
                                                                  --------                 --------
                                                             1998         1999        1998         1999
                                                             -----       ----         ----         ----
         Net Income                                         $3,133      $4,543       $6,244       $8,512
         Shares used in computation:
           Weighted average common shares
              outstanding used in computation
              of net income per common share             9,873,067   12,002,922    9,836,445   13,295,416
            Dilutive effect of redeemable
              convertible preferred stock                   19,600            0       19,600            0
            Dilutive effect of common stock
              options                                      146,951      150,136      146,951      237,953
         Shares used in computation of net
            income per common share -
            assuming dilution                           10,039,618   12,153,058   10,039,618   13,533,369
                                                        ----------   ----------   ----------   ----------

         Net income per common share                         $0.32        $0.33        $0.32        $0.34
         Net income per common share
             assuming dilution                               $0.31        $0.33        $0.31        $0.34



Notes Payable:

On January 27, 1999 the Company amended and restated both of its revolving lines of credit and term loan facilities whereby it may borrow a maximum of $55,000,000 under each facility based upon qualified leases, loans and service contracts. Outstanding borrowings with respect to the revolving line of credit bear interest based either at Prime or London Interbank Offered Rate (LIBOR) plus 1.75%. The prime rates at December 31, 1998 and June 30, 1999 were 7.75%. The 90-day LIBOR rates at December 31, 1998 and June 30, 1999 were 5.28% and 5.3675% respectively.

The Company had borrowings outstanding under these agreements with the following terms:

                           December 31, 1998                  June 30, 1999
                           -----------------                ---------------
       Type               Rate            Amount          Rate          Amount
       -----             -------          -------        -------       -------
       Prime             7.7500%          $ 6,515        7.7500%       $42,414
       LIBOR             7.4068%           15,000        6.8437%         5,000
       LIBOR             7.3939%           20,000        6.7700%        17,500
       LIBOR             7.1938%           10,001
       LIBOR             7.4103%            7,499
       Fixed             7.7500%            3,709        7.7500%           927
                                          -------                      -------

           Total Outstanding              $62,724                      $65,841
                                          -------                      -------

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

Stock Options:

Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 2,000,000 shares of the Company's common stock for issuance pursuant to the 1998 Plan. On February 25, 1999 and April 12, 1999 the Company granted a total of 750,000 and 80,000 stock options respectively at prices of $12.313, $13.544 and $13.125, which were the fair market values on the date of grants, to various members of management and board of directors.

Dividends:

On June 19, 1999 the Company's Board of Directors approved a dividend of $.04 per common share for all outstanding common shares as of June 30,1999 to be paid on July 15, 1999.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 1999 as compared to the three months ended June 30, 1998.

Net income for the three months ended June 30, 1999 was approximately $4.5 million, an increase of $1.4 million or 45% from the three months ended June 30, 1998. This represents diluted earnings per share for the three months ended June 30, 1999 of $.34 per share on weighted average outstanding shares of 13,533,369 as compared to $.31 per share on weighted average outstanding shares of 10,039,618 for the three months ended June 30, 1998.

Total revenues for the three months ended June 30, 1999 were $23.7 million, an increase of $5.2 million, or 28%, from the three months ended June 30, 1998. The increase was primarily due to an increase of $2.2 million, or 52%, in rental and service contract income, $1.8 million, or 15%, in income on financing leases and loans and $1.2 million, or 51%, in fee income. The majority of the increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, as well as the acquisition of a rental portfolio from a major bank and the increased number of service contracts originated during the second quarter. The increase in income on financing leases and loans was due to the increased number of leases and loans originated, while the increase in fee income is the result of increased fees from the lessees related to the collection and legal process employed by the Company.

Selling, general and administrative expenses increased by $645,000, or 13%, for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. Compensation and personnel related expenses increased by $549,000, or 18%, due to an increase in overall compensation levels, as well as an increase in the number of employees needed to maintain the Company's portfolio. Rent expense increased by $146,000, or 54%, which is a result of carrying additional office space during the opening phase of the new facility in Woburn.

Depreciation and amortization increased by $493,000, or 39%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

The Company's provision for credit losses increased by $2.4 million or 64%, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This increase is primarily a result of an increase in dealer fundings of $8 million, or 33% and total revenues of $5.3 million, or 28% for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998.

Interest expense decreased by $765,000, or 24%, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 as a result of the use of the initial public offering proceeds to repay a portion of the Company's outstanding bank debt as well as a portion of the Company's junior subordinated debt.

Dealer fundings were $33.6 million for the three months ended June 30, 1999, up $8 million, or 33% as compared to the three months ended June 30, 1998. This increase is a result of a 37% growth in the Company's Point OF Sale business, as well as, continued growth in the Company's Non-Point Of Sale business. Cash collections were $38.4 million, up by $4.0 million, or 12%. Leases and loan receivables due in installments and estimated residuals were up from $280.9 million in December of 1998 to $311.2 million in June of 1999, representing a 11% increase. The Company's investment in service contracts increased by $6.6 million from $5.3 million for the period ended June 30, 1998 to $11.7 million for the period ended June 30, 1999.

Six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

Net income for the six months ended June 30, 1999 was approximately $8.5 million, an increase of $2.3 million or 36% from the six months ended June 30, 1998. This represents diluted earnings per share for the six months ended June 30, 1999 of $.67 per share on weighted average outstanding shares of 12,811,471 as compared to $.62 per share on weighted average outstanding shares of 10,031,082 for the six months ended June 30, 1998.

Total revenues for the six months ended June 30, 1999 were $46.2 million, an increase of $9.6 million, or 26%, from the six months ended June 30, 1998. The increase was primarily due to an increase of $5.4 million, or 69%, in rental and service contract income, $2.7 million, or 12%, in income on financing leases and loans and $1.5 million, or 28%, in fee income. The majority of the increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, as well as the acquisition of a rental portfolio from a major bank and the increased number of service contracts originated during the second quarter. The increase in income on financing leases and loans was due to the increased number of leases and loans originated. The increase in fee income is the result of increased fees to the lessees related to the collection and legal process employed by the Company.

Selling, general and administrative expenses increased by $2.4 million, or 25%, for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. Compensation and personnel related expenses increased by $1.5 million, or 27%, due to an increase in overall compensation levels, an increase in the number of employees needed to maintain the Company's portfolio, as well as an increase of $284,000 in contract labor and a $250,000 accrual for management bonuses for the first quarter. Rent expense increased by $307,000, or 56%, which is a result of carrying additional office space during the opening phase of the new facility in Woburn.

Depreciation and amortization increased by $1 million, or 41%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

The Company's provision for credit losses increased by $3.2 million or 39%, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This increase is primarily a result of an increase in the dealer fundings of $17.8 million, or 38% and an increase in total revenues of $9.6 million, or 26% for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

Interest expense decreased by $1 million, or 16%, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 as a result of the use of the initial public offering proceeds to repay a portion of the Company's outstanding bank debt as well as a portion of the Company's junior subordinated debt.

Dealer fundings were $63.3 million for the six months ended June 30, 1999, up $17.7 million, or 38% as compared to the six months ended June 30, 1998. This increase is a result of a 24% increase in the Company's Point Of Sale business and the continued growth in the Company's Non-Point Of Sale business. Cash collections were $76.7 million, up by $11 million, or 17%.

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

The Company utilizes its credit facilities to fund the origination and acquisition of leases, loans and service contracts that satisfy the eligibility requirements established pursuant to each facility. At June 30, 1999, the Company had an aggregate maximum of $110.0 million available for borrowing under its two credit facilities, of which approximately $65.8 million was outstanding as of such date. To date, cash flow from its portfolio and other fees have been sufficient to repay amounts borrowed under the credit facilities and subordinated debt.

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

Note on Forward Looking Information

Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including but not limited to: the Company's dependence on point-of-sale authorization systems and expansion into new markets; the Company's significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; change in regulatory environment and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect the management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see the risks factors described in the Company's Form S-1 Registration Statement and other documents filed from time to time with the Securities and Exchange Commission.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market-Rate-Sensitive Instruments and Risk Management

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical loss in earnings, cash flows, or fair value of the financial instrument and derivative instruments held by the Company at June 30, 1999, that are sensitive to changes in interest rates. The Company uses interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company uses these instruments to reduce risk by creating offsetting market exposures. The instruments held by the Company are not held for trading purposes.

In the normal course of operations, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk, and are not represented in the analysis that follows.

Interest Rate Risk Management

This analysis presents the hypothetical loss in earnings of the financial instruments and derivative instruments held by the Company at June 30, 1999 that are sensitive to changes in interest rates. The Company enters into interest rate swaps to reduce exposure to interest-rate risk connected to existing liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

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

Given the relatively short average life of the Company's leases, loans and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of June 30, 1999, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's securitizations and indebtedness subject to the swap described below, represented 63.7% of the Company's outstanding indebtedness. In July 1997, the Company entered into an interest rate swap agreement with one of its banks. This agreement, which expires in July 2000, has a notional amount of $17.5 million, which represented 22.8% of the Company's fixed rate indebtedness outstanding at June 30, 1999. The interest rate associated with the swap is capped at 6.6%. During the term of the swap, the Company has agreed to match the swap amount with 90-day LIBOR loans. If at any time the 90-day LIBOR rate exceeds the swap cap of 6.6%, the bank would pay the Company the difference. Through June 30, 1999, the Company had entered into LIBOR loans with interest rates ranging from 6.75% to 6.77 %. This arrangement effectively changes the Company's floating interest rate exposure on the $17.5 million notional amount to a fixed rate of 8.35%.

The aggregate hypothetical loss in earnings on an annual basis on the financial instruments and derivative instruments that would have resulted from a hypothetical increase of 10% in the 90-day LIBOR, sustained for one month, is estimated to be $12,175.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The corporation held a Special Meeting of Stockholders in lieu of an Annual Meeting on June 8, 1999 (the "Special Meeting").
(b)      Not applicable.
(c) A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions, as to each matter, follows. There were no broker non-votes for either matter. A separate tabulation with respect to each nominee for office is also included.

         Two matters were voted on at the Special Meeting of Stockholders. The tabulated proxies representing 10,574,893 votes, or 79.302% of the outstanding votes as follows.

1.       Election of Directors
         The two directors that were nominated for election were elected.

NAME OF DIRECTOR               FOR        AGAINST     WITHHELD   TERM EXPIRATION
----------------               ---        -------     --------    --------------
Torrence C. Harder          10,572,301       0         2,592           2002
Jeffrey P. Parker           10,572,301       0         2,592           2002

     The following directors will continue in office and were not up for re-election.

     Brian E. Boyle                                                    2000
     Alan J. Zakon                                                     2000
     Peter R. Bleyleben                                                2001

2.       The Appointment of Independent Auditors
         The second proposal voted on by the stockholders of the corporation was the appointment of PricewaterhouseCoopers LLP as the independent auditors for the Company. This proposal was approved with 10,562,951 votes cast for, 9,200 votes cast against, and 2,742 abstentions.

(d)      Not applicable.

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

                             MicroFinancial Incorporated

                             By: /s/ Peter R. Bleyleben
                                 -------------------------------------
                                 President and Chief Executive Officer


                             By: /s/ Richard F. Latour
                                 -------------------------------------
                                 Executive Vice President, Chief
                                 Operating and Chief Financial Officer


Date:  August 6, 1999