Form 10-Q/A
period 1999-06-30
MICROFINANCIAL INC
filed 1999-08-12
CIK 827230

                                FORM 10-Q/A NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                           ITEM 1 FINANCIAL STATEMENTS
                           MICROFINANCIAL INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                              December 31,          June 30,
                                                                                  1998                1999
                                                                               ---------            ---------
                                                                               (AUDITED)           (UNAUDITED)
                                     ASSETS

Net investment in leases and loans:
     Receivables due in installments                                           $251,060             $271,442
     Estimated residual value                                                    17,562               18,788
     Initial direct costs                                                         4,260                5,544
     Loans receivable                                                            12,253               20,960
     Less:
        Advance lease payments and deposits                                      (1,081)              (2,415)
        Unearned income                                                         (74,520)             (82,083)
        Allowance for credit losses                                             (24,850)             (24,471)
                                                                               -----------------------------
Net investment in leases and loans:                                            $184,684             $207,765
Investment in service contracts                                                   8,920               11,926
Cash and cash equivalents                                                         6,817               11,688
Property and equipment, net                                                       6,747                7,321
Other assets                                                                      3,086                5,912
                                                                               -----------------------------
          Total assets                                                         $210,254             $244,612
                                                                               =============================


                       LIABILITIES, REDEEMABLE CONVERTIBLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Notes payable                                                                  $130,421             $117,924
Subordinated notes payable                                                       24,421               12,712
Capitalized lease obligations                                                       774                1,203
Accounts payable                                                                    149                  285
Dividends payable                                                                   346                  534
Other liabilities                                                                 5,481                6,064
Income taxes payable                                                                625                  125
Deferred income taxes payable                                                    18,554               24,344
                                                                               -----------------------------
          Total liabilities                                                     180,771              163,191
                                                                               =============================

Commitments and contingencies                                                        --                   --
Redeemable convertible preferred stock (liquidation preference
     $12, at December 31, 1997 and 1998)                                             --                   --
Stockholders' equity:
     Common stock                                                                    99                  133
     Additional paid-in capital                                                   1,816               47,910
     Retained earnings                                                           27,956               35,469
     Treasury stock, at cost                                                       (138)              (1,946)
     Notes receivable from officers and employees                                  (250)                (145)
          Total stockholders' equity                                             29,483               81,421
                                                                               -----------------------------
          Total liabilities and stockholders' equity                           $210,254             $244,612
                                                                               =============================




               The accompanying notes are an integral part of the
                        consolidated financial statements

                           MICROFINANCIAL INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)








                                                             For the quarters ended          For the 6 months ended
                                                                     June 30,                                June 30,
                                                                 1998           1999           1998           1999
                                                              ----------     -----------    ----------     ----------
                                                              (unaudited)    (unaudited)    (unaudited)    (unaudited)

Revenues:
     Income on financing leases and loans                      $11,836        $13,661        $23,346        $26,038
     Income on service contracts                                   507          1,369            795          2,553
     Rental income                                               3,696          5,036          7,061         10,717
     Loss and damage waiver fees                                 1,331          1,399          2,726          2,795
     Service fees                                                1,089          2,246          2,620          4,063
                                                               ----------------------        ----------------------
          Total revenues                                        18,459         23,711         36,548         46,166
                                                               ----------------------        ----------------------

Expenses:
     Selling general and administrative                          5,063          5,708          9,345         11,712
     Provision for credit losses                                 3,698          6,064          8,273         11,463
     Depreciation and amortization                               1,274          1,767          2,451          3,455
     Interest                                                    3,131          2,366          5,951          4,985
                                                               ----------------------        ----------------------
          Total expenses                                        13,166         15,905         26,020         31,615
                                                               ----------------------        ----------------------


Income before provision for income taxes                         5,293          7,806         10,528         14,551
Provision for income taxes                                       2,160          3,263          4,284          6,039
                                                               ----------------------        ----------------------
Net Income                                                     $ 3,133        $ 4,543        $ 6,244        $ 8,512
                                                               ======================        ======================
Net Income per common share - basic                            $  0.32        $  0.34        $  0.64        $  0.67
                                                               ======================        ======================
Net Income per common share - diluted                          $  0.31        $  0.34        $  0.62        $  0.67
                                                               ======================        ======================
Dividends per common share                                     $ 0.035        $ 0.040        $ 0.065        $ 0.075
                                                               ======================        ======================





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)




                                                                           For the quarters ended         For the 6 months ended
                                                                                  June 30,                        June 30,
                                                                             1998           1999           1998           1999
                                                                           (unaudited)   unaudited)       (unaudited)  (unaudited)
                                                                           ------------------------       ------------------------

Cash flows from operating activities:
     Cash received from customers                                           $ 34,462       $ 38,446      $  65,721      $  76,727
     Cash paid to suppliers and employees                                     (8,765)       (12,642)       (15,718)       (19,058)
     Interest paid                                                            (2,570)        (2,089)        (5,554)        (4,984)
     Interest received                                                           233          1,040            443          1,856
                                                                            -----------------------      ------------------------
          Net cash provided by operating activities                           23,360         24,755         44,892         54,541
                                                                            -----------------------      ------------------------
Cash flows from investing activities:
     Investment in leased equipment                                          (20,151)       (28,285)       (37,378)       (49,520)
     Investment in direct costs                                               (1,214)        (2,050)        (1,971)        (3,029)
     Investment in service contracts                                          (1,909)        (2,343)        (3,682)        (4,188)
     Investment in loans receivable                                           (3,111)        (2,698)        (5,110)       (11,129)
     Investment in fixed assets                                                 (159)          (435)          (279)          (572)
     Issuance of notes from officers and employees                                 0             (1)          (144)            (2)
     Repayment of notes from officers                                             15              4             23            106
     Investment in notes receivable                                              (91)          (119)          (149)          (417)
     Repayment of notes receivable                                               114            115            174            202
                                                                            -----------------------      ------------------------
          Net cash used in investing activities                              (26,506)       (35,812)       (48,516)       (68,549)
                                                                            -----------------------      ------------------------
Cash flows from financing activities:
     Proceeds from secured debt                                               30,321         24,312         48,494         53,271
     Repayment of secured debt                                               (16,785)        (9,631)       (36,996)       (66,575)
     Proceeds from refinancing of secured debt                                58,500         65,452        108,000        159,000
     Prepayment of secured debt                                              (58,500)       (65,452)      (108,000)      (159,000)
     Proceeds from short term demand notes payable                               180            155            180            840
     Repayment of short term demand notes payable                               (217)            (3)          (217)           (29)
     Proceeds from issuance of subordinated debt                                   0              0          1,000              0
     Repayment of subordinated debt                                             (211)        (1,000)          (231)       (11,747)
     Proceeds from sale of common stock                                            0              0              0         46,116
     Proceeds from exercise of common stock options                               64             13            146             13
     Repayment of capital leases                                                (246)          (200)          (370)          (389)
     Purchase of treasury stock                                                    0         (1,808)             0         (1,808)
     Payment of dividends                                                       (296)          (466)          (590)          (813)
                                                                            -----------------------      ------------------------
          Net cash provided by (used in) financing activities                 12,810         11,372         11,416         18,879
                                                                             ----------------------      ------------------------
Net increase (decrease) in cash and cash equivalents:                          9,664            315          7,792          4,871
Cash and cash equivalents, beginning of period:                                7,380         11,373          9,252          6,817
                                                                            -----------------------      ------------------------
Cash and cash equivalents, end of period:                                   $ 17,044       $ 11,688      $  17,044      $  11,688
                                                                            =======================      ========================

Reconciliation of net income to net cash provided by operating activities:

     Net Income                                                             $  3,133       $  4,543      $   6,245      $   8,512
     Adjustments to reconcile net income to cash provided by
      operating activities:
        Depreciation and amortization                                          1,274          1,767          2,451          3,455
        Provision for credit losses                                            3,698          6,064          8,273         11,463
        Recovery of equipment cost and residual value, net of revenue
          recognized Net of Interest Income                                   13,058          9,627         23,857         25,163
        Increase (decrease) in current taxes                                       0              0              0           (500)
        Increase in deferred income taxes                                      2,129          3,014          4,237          5,789
     Change in assets and liabilities:
        Decrease (increase) in other assets                                     (728)          (357)          (664)            69
        (Decrease) increase in accounts payable                                  168            145             24            135
        Increase (decrease) in accrued liabilities                               628            (48)           469            455
                                                                            -----------------------      ------------------------
          Net cash provided by operating activities                         $ 23,360       $ 24,755      $  44,892      $  54,541
                                                                            =======================      ========================

Cash paid for income taxes                                                  $     40       $    267      $      80      $     797
                                                                            =======================      ========================
Supplemental disclosure of noncash activities:
     Property acquired under capital leases                                 $     31       $    606      $     214      $     819
     Accrual of common stock dividends                                      $    296       $    534      $     296      $     534




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

Earnings Per Share:

The Company has adopted Statement of Financial Accounting No. 128, "Earnings Per Share." ("SFAS No. 128") which specifies the computation, presentation and disclosure requirements for net income per share. Basic net income per common share is computed based upon the weighted average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of dilutive earnings per share does not assume the issuance of common shares that have an antidilutive effect on the net income per share.


                                                             FOR 3 MONTHS ENDED        FOR 6 MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                                   ---------                   --------
                                                             1998             1999      1998             1999
                                                             -----            ----      ----             ----

         Net Income                                       $  3,133         $ 4,543    $  6,244         $  8,512
         Shares used in computation:
           Weighted average common shares
              outstanding used in computation
              of net income per common share             9,873,067      13,295,416   9,836,445       12,649,169
            Dilutive effect of redeemable
              convertible preferred stock                   19,600               0      19,600                0
            Dilutive effect of common stock
              options                                      146,951         237,953     175,037          162,302
         Shares used in computation of net
            income per common share -
            assuming dilution                           10,039,618      13,533,369  10,031,082       12,811,471
                                                        ----------      ----------  ----------       ----------


         Net income per common share                         $0.32           $0.34       $0.64            $0.67
         Net income per common share
               assuming dilution                             $0.31           $0.34       $0.62            $0.67



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

The Company had borrowings outstanding under these agreements with the following terms:

                          DECEMBER 31, 1998              JUNE 30, 1999
                          -----------------              -------------
     TYPE                RATE          AMOUNT         RATE          AMOUNT
     ----                ----          ------         ----          ------

     Prime              7.7500%       $ 6,515        7.7500%        $42,414
     LIBOR              7.4068%        15,000        6.8437%          5,000
     LIBOR              7.3939%        20,000        6.7700%         17,500
     LIBOR              7.1938%        10,001
     LIBOR              7.4103%         7,499
     Fixed              7.7500%         3,709        7.7500%            927
                                      -------                       -------

          Total Outstanding           $62,724                       $65,841
                                      -------                       -------

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

                              MicroFinancial Incorporated



                              By: /s/ Peter R. Bleyleben
                                  ---------------------------------------------
                                  President and Chief Executive Officer

                              By: /s/ Richard F. Latour
                                  ---------------------------------------------
                                  Executive Vice President, Chief
                                  Operating and Chief Financial Officer

Date:  August 11, 1999