Form 10-Q
period 1999-09-30
MICROFINANCIAL INC
filed 1999-11-12
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of October 30, 1999, 12,856,048 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED

                                Table of Contents
                                                                            Page
Part I                        FINANCIAL INFORMATION
  Item 1  Financial Statements:
            Consolidated Balance Sheets
              December 31, 1998 (audited) September 30, 1999 (unaudited)      3
            Consolidated Income Statements


              Three months ended September 30, 1998 and 1999 and
                nine months ended September 30, 1998 and 1999 (unaudited)     4
            Consolidated Statements of Cash Flows
              Three months ended September 30, 1998 and 1999 and
              nine months ended September 30, 1998 and 1999 (unaudited)       5
            Notes to Consolidated Financial Statements                        6

  Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operation                               11

  Item 3  Quantitative and Qualitative Disclosures about Market Risks        16

Part II                         OTHER INFORMATION
  Item 1  Legal Proceedings                                                  18
  Item 6  Exhibits and Reports on Form 8-K                                   20

Signatures                                                                   21

                           ITEM 1 FINANCIAL STATEMENTS

                           MICROFINANCIAL INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                   December 31,  September 30,
                                                          1998           1999
                                                      (audited)    (unaudited)
                                                      --------     -----------
                                     ASSETS

Net investment in leases and loans:
  Receivables due in installments                     $251,060       $294,630
  Estimated residual value                              17,562         19,896
  Initial direct costs                                   4,260          7,034
  Loans receivable                                      12,253         20,031
  Less:
    Advance lease payments and deposits                 (1,081)        (2,245)
    Unearned income                                    (74,520)       (91,937)
    Allowance for credit losses                        (24,850)       (26,908)
                                                      --------       --------
Net investment in leases and loans:                   $184,684       $220,501
Investment in service contracts                          8,920         13,674
Cash and cash equivalents                                6,817         12,985
Property and equipment, net                              6,747          7,726
Other assets                                             3,086          5,932
                                                      --------       --------
      Total assets                                    $210,254       $260,818
                                                      ========       ========



                       LIABILITIES, REDEEMABLE CONVERTIBLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Notes payable                                         $130,421       $133,100
Subordinated notes payable                              24,421         10,226
Capitalized lease obligations                              774          1,385
Accounts payable                                           149             23
Dividends payable                                          346            514
Other liabilities                                        5,481          5,952
Income taxes payable                                       625             99
Deferred income taxes payable                           18,554         27,464
                                                      --------       --------
      Total liabilities                                180,771        178,763
                                                      --------       --------


Commitments and contingencies                               --             --
Redeemable convertible preferred stock (liquidation
  preference $12, at December 31, 1997 and 1998)            --             --
Stockholders' equity:
  Common stock                                              99            133
  Additional paid-in capital                             1,816         47,917
  Retained earnings                                     27,956         39,696
  Treasury stock, at cost                                 (138)        (5,572)
  Notes receivable from officers and employees            (250)          (119)
                                                      --------       --------
    Total stockholders' equity                          29,483         82,055
                                                      --------       --------
    Total liabilities and stockholders' equity        $210,254       $260,818
                                                      ========       ========



The accompanying notes are an integral part of the consolidated financial statements

                           MICROFINANCIAL INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                   For the quarters ended                  For the 9 months ended
                                                        September 30,                           September 30,
                                                    1998             1999                   1998             1999
                                                (unaudited)      (unaudited)            (unaudited)      (unaudited)
                                                 ---------        ---------              ---------        ---------

Revenues:
  Income on financing leases and loans             $11,939          $14,232                $35,285          $40,270
  Income on service contracts                          762            1,584                  1,557            4,137
  Rental income                                      4,092            5,242                 11,153           15,959
  Loss and damage waiver fees                        1,341            1,414                  4,067            4,209
  Service fees                                       1,150            2,351                  3,770            6,414
                                                   -------          -------                -------          -------
    Total revenues                                  19,284           24,823                 55,832           70,989
                                                   -------          -------                -------          -------

Expenses:
  Selling general and administrative                 4,939            6,232                 14,284           17,944
  Provision for credit losses                        4,295            5,888                 12,568           17,351
  Depreciation and amortization                      1,416            2,038                  3,867            5,493
  Interest                                           3,247            2,602                  9,198            7,587
                                                   -------          -------                -------          -------
    Total expenses                                  13,897           16,760                 39,917           48,375
                                                   -------          -------                -------          -------


Income before provision for income taxes             5,387            8,063                 15,915           22,614
Provision for income taxes                           2,171            3,322                  6,455            9,361
                                                   -------          -------                -------          -------
Net Income                                         $ 3,216          $ 4,741                $ 9,460          $13,253
                                                   =======          =======                =======          =======
Net Income per common share  basic                 $  0.33          $  0.36                $  0.96          $  1.04
                                                   =======          =======                =======          =======
Net Income per common share  diluted               $  0.32          $  0.36                $  0.94          $  1.03
                                                   =======          =======                =======          =======
Dividends per common share                         $ 0.035          $ 0.040                $ 0.100          $ 0.115
                                                   =======          =======                =======          =======


The accompanying notes are an integral part of the consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)


                                                                        For the quarters ended        For the 9 months ended
                                                                             September 30,                 September 30,
                                                                          1998           1999           1998           1999
                                                                      (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                                      --------------------------    --------------------------

Cash flows from operating activities:
     Cash received from customers                                        $36,299       $ 39,198       $102,020       $115,926
     Cash paid to suppliers and employees                                 (8,717)        (5,300)       (24,435)       (24,359)
     Interest paid                                                        (3,450)        (2,563)        (9,004)        (7,547)
     Interest received                                                       617          1,448          1,060          3,304
                                                                         -------        -------       --------       --------
          Net cash provided by operating activities                       24,749         32,783         69,641         87,324
                                                                         -------        -------       --------       --------

Cash flows from investing activities:
     Investment in leased equipment                                      (24,840)       (33,409)       (62,218)       (82,929)
     Investment in direct costs                                             (988)        (2,717)        (2,959)        (5,746)
     Investment in service contracts                                      (2,616)        (2,571)        (6,298)        (6,759)
     Investment in loans receivable                                       (2,547)          (502)        (7,657)       (11,631)
     Investment in fixed assets                                             (102)          (486)          (381)        (1,058)
     Issuance of notes from officers and employees                             0              0           (144)            (2)
     Repayment of notes from officers                                         17             26             40            132
     Investment in notes receivable                                          149           (176)             0           (593)
     Repayment of notes receivable                                         1,221             32          1,395            234
                                                                         -------        -------       --------       --------
          Net cash used in investing activities                          (29,706)       (39,803)       (78,222)      (108,352)
                                                                         -------        -------       --------       --------

Cash flows from financing activities:
     Proceeds from secured debt                                           21,991         45,204         70,485         98,475
     Repayment of secured debt                                           (18,166)       (29,994)       (55,162)       (96,569)
     Proceeds from refinancing of secured debt                            77,000        109,315        185,000        268,315
     Prepayment of secured debt                                          (77,000)      (109,315)      (185,000)      (268,315)
     Proceeds from short term demand notes payable                             0              0            180            840
     Repayment of short term demand notes payable                            (10)           (38)          (227)           (67)
     Proceeds from issuance of subordinated debt                             200              0          1,200              0
     Repayment of subordinated debt                                       (2,143)        (2,500)        (2,374)       (14,247)
     Proceeds from sale of common stock                                        0              0              0         46,116
     Proceeds from exercise of common stock options                           14              7            160             20
     Repayment of capital leases                                            (170)          (203)          (540)          (592)
     Purchase of treasury stock                                                0         (3,625)             0         (5,433)
     Payment of dividends                                                   (346)          (534)          (936)        (1,347)
                                                                         -------        -------       --------       --------
          Net cash provided by (used in) financing activities              1,370          8,317         12,786         27,196
                                                                         -------        -------       --------       --------

Net increase (decrease) in cash and cash equivalents:                     (3,587)         1,297          4,205          6,168
Cash and cash equivalents, beginning of period:                           17,044         11,688          9,252          6,817
                                                                         -------        -------       --------       --------

Cash and cash equivalents, end of period:                                $13,457       $ 12,985       $ 13,457       $ 12,985
                                                                         =======       ========       ========       ========

Reconciliation of net income to net cash provided by operating activities

     Net Income                                                          $ 3,216        $ 4,741       $  9,460       $ 13,253
     Adjustments to reconcile net income to cash provided by
      operating activities:
        Depreciation and amortization                                      1,416          2,038          3,867          5,493
        Provision for credit losses                                        4,295          5,888         12,568         17,351
        Recovery of equipment cost and residual value, net of revenue
          recognized Net of Interest Income                               13,674         17,021         37,532         42,184
        Increase (decrease) in current taxes                                   0            (26)             0           (526)
        Increase in deferred income taxes                                  2,170          3,120          6,407          8,909
     Change in assets and liabilities:
        Decrease (increase) in other assets                                  250            520           (414)           589
        (Decrease) increase in accounts payable                              (79)          (262)           (55)          (127)
        Increase (decrease) in accrued liabilities                          (193)          (257)           276            198
                                                                         -------        -------       --------       --------
          Net cash provided by operating activities                      $24,749       $ 32,783       $ 69,641       $ 87,324
                                                                         =======       ========       ========       ========

Cash paid for income taxes                                               $    10            $49       $     90           $846
                                                                         =======       ========       ========       ========

Supplemental disclosure of noncash activities:
     Property acquired under capital leases                              $   198          $ 384       $    412        $ 1,203
     Accrual of common stock dividends                                   $   395          $ 514       $    691          $ 514


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

(B) Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for the interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. The results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999.

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

The following table sets forth the Company's allowance for credit losses as of December 31, 1997 and, 1998 and September 30, 1999 and the related provision, charge-offs and recoveries for the year ended December 31, 1998 and the nine months ended September 30, 1999.


          Balance at December 31, 1997                 $26,319
          Provision for credit losses                   19,075
          Charge-offs                        28,750
          Recoveries                          8,206
                                             ------

            Charge-offs net of recoveries               20,544
                                                       -------

          Balance at December 31, 1998                 $24,850
          Provision for credit losses                   17,351
          Charge-offs                        26,654
          Recoveries                         11,361
                                             ------

            Charge-offs net of recoveries               15,293
                                                       -------

Balance at September 30, 1999                          $26,908

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


                                              For 3 months ended               For 9 months ended
                                                 September 30,                     September 30,
                                          ----------------------------      ----------------------------
                                             1998             1999             1998             1999
                                          -----------      -----------      -----------      -----------

Net Income                                $     3,216      $     4,741      $     9,460      $    13,253
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net income per common share         9,875,917       13,032,832        9,849,602       12,778,937
   Dilutive effect of redeemable
     convertible preferred stock               19,600                0           19,600                0
   Dilutive effect of common stock
     options                                  138,372           88,459          162,772          129,728
Shares used in computation of net
   income per common share -
   assuming dilution                       10,033,889       13,121,291       10,031,974       12,908,665
                                          -----------      -----------      -----------      -----------

Net income per common share               $      0.33      $      0.36      $      0.96      $      1.04
Net income per common share
      assuming dilution                   $      0.32      $      0.36      $      0.94      $      1.03


Notes Payable:

On January 27, 1999 the Company amended and restated both of its revolving lines of credit and term loan facilities whereby it may borrow a maximum of $55,000,000 under each facility based upon qualified leases, loans and service contracts. Outstanding borrowings with respect to the revolving line of credit bear interest based either at Prime or London Interbank Offered Rate (LIBOR) plus 1.75%. The prime rates at December 31, 1998 and September 30, 1999 were 7.75% and 8.25% respectively. The 90-day LIBOR rates at December 31, 1998 and September 30, 1999 were 5.28% and 6.08% respectively.

The Company had borrowings outstanding under these agreements with the following terms:

                 December 31, 1998              September 30, 1999
                -------------------            --------------------
Type              Rate       Amount              Rate        Amount
----            -------     -------            -------      -------
                   (in thousands)                 (in thousands)

Prime           7.7500%     $ 6,515            8.2500%      $33,483
LIBOR           7.4068%      15,000            7.2500%        9,000
LIBOR           7.3939%      20,000            7.1250%        5,000
LIBOR           7.1938%      10,001            7.1625%       17,500
LIBOR           7.4103%       7,499            7.2432%       25,000
Fixed           7.7500%       3,709
                            -------                         -------

      Total Outstanding     $62,724                         $89,983
                            -------                         -------

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

Stock Options:

Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 2,000,000 shares of the Company's common stock for issuance pursuant to the 1998 Plan. On February 25, 1999, April 12, 1999 and August 2, 1999 the Company granted a total of 750,000, 80,000 and 10,000 stock options respectively at prices of $13.544, $13.125, and 12.063, which were the fair market values on the date of grants, to various members of management and board of directors. A portion of the total stock options granted on February 25, 1999 were stock options granted to the president of the Company at $13.544 which was 110% of the fair market value on the date of grant, pursuant to the terms of the 1998 Plan.

Dividends:

On September 21, 1999 the Company's Board of Directors approved a dividend of $.04 per common share for all outstanding common shares as of September 30, 1999 which were paid on October 15, 1999.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

Net income for the three months ended September 30, 1999 was approximately $4.7 million, an increase of $1.5 million or 47% from the three months ended September 30, 1998. This represents diluted earnings per share for the three months ended September 30, 1999 of $0.36 per share on weighted average outstanding shares of 13,121,291 as compared to $0.32 per share on weighted average outstanding shares of 10,033,889 for the three months ended September 30, 1998.

Total revenues for the three months ended September 30, 1999 were $24.8 million, an increase of $5.5 million, or 29%, from the three months ended September 30, 1998. The increase was primarily due to an increase of $2.3 million, or 19%, in income on financing leases and loans, $2.0 million, or 41%, in rental and service contract income and $1.3 million, or 51%, in fee income. The increase in income on financing leases and loans was due to the increased number of leases and loans originated. The majority of the increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term and the increased number of service contracts originated during the third quarter. The increase in fee income is the result of increased fees from the lessees related to the collection and legal process employed by the Company.

Selling, general and administrative expenses increased by $1.3 million, or 26%, for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. Compensation and personnel related expenses increased by $800,000, or 27%, due to an increase in overall compensation levels, an increase in the number of employees needed to maintain the Company's portfolio, as well as an increase of $253,000 in contract labor.

Depreciation and amortization increased by $622,000, or 44%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

The Company's provision for credit losses increased by $1.6 million or 37%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase is primarily a result of the Company's policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period. Dealer fundings increased by $7 million, or 24% and total revenues increased by $5.5 million, or 29% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

Interest expense decreased by $645,000, or 20%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 as a result of the use of the initial public offering proceeds to repay a portion of the Company's outstanding bank debt as well as a portion of the Company's junior subordinated debt.

Dealer fundings were $36.9 million for the three months ended September 30, 1999, up $7 million, or 24% as compared to the three months ended September 30, 1998. This increase is a result of a 47% growth in the Company's Point Of Sale business, as well as, continued growth in the Company's Non-Point Of Sale business. Net cash provided by operating activities were $32.8 million, up by $6.9 million, or 27%. Leases and loan receivables due in installments and estimated residuals were up from $280.9 million in December of 1998 to $334.6 million in September of 1999, representing a 19% increase. The Company's investment in service contracts increased by $4.8 million from $8.9 million for the period ended December 31, 1998 to $13.7 million for the period ended September 30, 1999.

Nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

Net income for the nine months ended September 30, 1999 was approximately $13.3 million, an increase of $3.8 million or 40% from the nine months ended September 30, 1998. This represents diluted earnings per share for the nine months ended September 30, 1999 of $1.03 per share on weighted average outstanding shares of 12,908,665 as compared to $0.94 per share on weighted average outstanding shares of 10,031,974 for the nine months ended September 30, 1998.

Total revenues for the nine months ended September 30, 1999 were $71 million, an increase of $15 million, or 27%, from the nine months ended September 30, 1998. The increase was primarily due to an increase of $7.4 million, or 58%, in rental and service contract income, $5 million, or 14% in income on financing leases and loans and $2.8 million, or 36%, in fee income. The majority of the increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, as well as the acquisition of a rental portfolio from a major bank and the increased number of service contracts originated during the third quarter. The increase in income on financing leases and loans was due to the increased number of leases and loans originated. The increase in fee income is the result of increased fees to the lessees related to the collection and legal process employed by the Company.

Selling, general and administrative expenses increased by $3.7 million, or 26%, for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. Compensation and personnel related expenses increased by $2.1 million, or 24%, due to an increase in overall compensation levels, an increase in the number of employees needed to maintain the Company's portfolio, as well as an increase of $537,000 in contract labor. Rent expense increased by $364,000, or 44%, which is a result of carrying additional office space during the opening phase of the new facility in Woburn.

Depreciation and amortization increased by $1.6 million, or 42%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

The Company's provision for credit losses increased by $4.8 million or 38%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase is primarily a result of the Company's policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period. Dealer fundings increased by $24.5 million, or 32% and total revenues increased by $15.2 million, or 27% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

Interest expense decreased by $1.6 million, or 18% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 as a result of the use of the initial public offering proceeds to repay a portion of the Company's outstanding bank debt as well as a portion of the Company's junior subordinated debt.

Dealer fundings were $100.9 million for the nine months ended September 30, 1999, up $24.5 million, or 32% as compared to the nine months ended September 30, 1998. This increase is a result of a 33% increase in the Company's Point Of Sale business and the continued growth in the Company's Non-Point Of Sale business. Net cash provided by operating activities were $87.3 million, up by $16.5 million, or 23%.

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

The Company utilizes its credit facilities to fund the origination and acquisition of leases, loans and service contracts that satisfy the eligibility requirements established pursuant to each facility. At September 30, 1999, the Company had an aggregate maximum of $110.0 million available for borrowing under its two credit facilities, of which approximately $90.0 million was outstanding as of such date. To date, cash flow from its portfolio and other fees have been sufficient to repay current amounts due under the credit facilities and subordinated debt.

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

This analysis presents the hypothetical loss in earnings, cash flows, or fair value of the financial instrument and derivative instruments held by the Company at September 30, 1999, that are sensitive to changes in interest rates. The Company uses interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company uses these instruments to reduce risk by creating offsetting market exposures. The instruments held by the Company are not held for trading purposes.

In the normal course of operations, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk, and are not represented in the analysis that follows.

Interest Rate Risk Management

This analysis presents the hypothetical loss in earnings of the financial instruments and derivative instruments held by the Company at September 30, 1999 that are sensitive to changes in interest rates. The Company enters into interest rate swaps to reduce exposure to interest-rate risk connected to existing liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

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

Given the relatively short average life of the Company's leases, loans and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of September 30, 1999, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's securitizations and indebtedness subject to the swap described below, represented 74.6% of the Company's outstanding indebtedness. In July 1997, the Company entered into an interest rate swap agreement with one of its banks. This agreement, which expires in July 2000, has a notional amount of $17.5 million, which represented 17.8% of the Company's fixed rate indebtedness outstanding at September 30, 1999. The interest rate associated with the swap is capped at 6.6%. During the term of the swap, the Company has agreed to match the swap amount with 90-day LIBOR loans. If at any time the 90-day LIBOR rate exceeds the swap cap of 6.6%, the bank would pay the Company the difference. Through September 30, 1999, the Company had entered into LIBOR loans with interest rates ranging from 7.125% to 7.250 %. This arrangement effectively changes the Company's floating interest rate exposure on the $17.5 million notional amount to a fixed rate of 8.35%.

The aggregate hypothetical loss in earnings on an annual basis on the financial instruments and derivative instruments that would have resulted from a hypothetical increase of 10% in the 90-day LIBOR, sustained for one month, is estimated to be $12,175.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuits described below are without merit, and the Company is vigorously defending each of the allegations. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

I. On August 24, 1999, a purported class action lawsuit was filed in Middlesex Superior Court for The Commonwealth of Massachusetts against the Company and its wholly owned subsidiary Leasecomm Corporation ("Leasecomm").

The complaint has been amended four times, most recently the fourth Amended Complaint and Jury Claim was to be filed on November 4, 1999 (as amended, the "Clark Complaint").

The purported class consists of individuals and businesses that have been sued by Leasecomm in Massachusetts court for allegedly breaching Leasecomm's Non Cancellable Equipment Lease Agreement or Non Cancellable Lease Agreement (the Lease Agreements") containing a particular forum selection clause. The forum selection clause is an agreement between the parties to the Lease Agreements to submit to the jurisdiction of the courts of The Commonwealth of Massachusetts for the bringing of any suit or other proceeding. The purported class would be limited to individuals and businesses that: have no place of business or residence in New England; have been sued in a Massachusetts court for breach of Lease Agreements; had no more than three employees as of the date of the Lease Agreement; had been in existence for no more than three years as of the date of the Lease Agreement; and had entered into Lease Agreements with scheduled monthly lease payments which aggregated to less than $5,000.

The Clark Complaint alleges that enforcement of the forum selection clause is not fair or reasonable because, among other things, litigation in Massachusetts is prohibitively costly and time consuming for purported class members, purported class members have no choice but to enter into the Lease Agreement because of Leasecomm's greater bargaining power, and purported class members allegedly have valid defenses to the claims asserted against them by Leasecomm. The Plaintiffs seek: a declaration that the forum selection clause is not fair or reasonable as to purported class members and that the Massachusetts courts lack personal jurisdiction over purported class members; dismissal without prejudice of all cases pending in Massachusetts against purported class members; a permanent injunction preventing Leasecomm and its affiliates from bringing suit in Massachusetts against purported class members; a permanent injunction preventing Leasecomm or its affiliates from entering into Lease Agreements containing the forum selection clause; unspecified monetary damages against Leasecomm and the Company in favor of purported class members equal to double or treble the moneys collected in conjunction with lawsuits filed against purported class members in Massachusetts courts, together with attorneys' fees and costs.

The matter is in its earliest stage and there can be no assurance as to its eventual outcome. However, on three prior occasions Massachusetts' intermediate appellate courts have enforced this forum selection clause.

II. On June 3, 1999 a purported class action suit was filed in Middlesex Superior Court in The Commonwealth of Massachusetts against Leasecomm. The complaint was amended on or about July 26, 1999 (as amended, the "McKenzie-Pollock Complaint"). On September 3, 1999 Leasecomm removed the action to the United States District Court for the District of Massachusetts.

The purported class consists of individuals who entered into a Lease Agreement with Leasecomm between June 4, 1993 and the date of the McKenzie-Pollack Complaint.

Plaintiffs allege: that Leasecomm causes individuals to enter into non-cancellable, long term leases when there is no reasonable expectation that most of the individuals would need or use the equipment for the duration of the lease term; that Leasecomm conceals or misrepresents the nature of the terms of its Lease Agreements; that the Lease Agreements are non negotiable adhesion contracts which are oppressive and unfair; that the cost of acquiring the equipment through Leasecomm is often double or triple the retail cost of the equipment; that Leasecomm violated state usury laws; that Leasecomm engages in unfair debt collection practices; that Leasecomm brings lawsuits against purported class members in Massachusetts even though it has no jurisdiction over them in Massachusetts courts; that Leasecomm fails to make proper service and then files pleadings which state that proper service was made, thereby obtaining default judgments against certain members of the purported class; that Leasecomm conspired with its salespersons to cause members of the purported class to enter into unconscionable leases by concealing and misrepresenting their terms; that Leasecomm failed to comply with the Truth in Lending Act and the Massachusetts Consumer Credit Cost Disclosure Act; and that Leasecomm has engaged in unfair trade practices in violation of the Massachusetts consumer protection statute.

Plaintiffs and the members of the purported class seek: unspecified damages for monetary losses allegedly sustained by them as a result of this conduct by Leasecomm and reimbursement of costs and attorneys' fees; treble damages and other punitive damages; rescission of the Lease Agreements, or a declaration that they are void, and return of all moneys paid to Leasecomm; and damages for unjust enrichment.

Leasecomm filed a motion to dismiss the McKenzie-Pollock Complaint in its entirety on September 21, 1999, on the grounds that the plaintiffs' allegations are legally insufficient and, in any event, should have been raised in court proceedings which predate the commencement of this action. In response, on or about November 10, 1999, plaintiffs filed a Motion to Dismiss Federal Claims and to Remand to State Court. By this motion, plaintiffs (1) agree that their Truth in Lending Act, Massachusetts Consumer Credit Cost Disclosure Act and Fair Debt Collection Practices Act claims should be dismissed because Leasecomm leases are not consumer transactions, and (2) seek to have the federal court not decide the remaining grounds of Leasecomm's Motion to Dismiss and transfer the case to the Middlesex Superior Court. Plaintiffs' motion and Leasecomm's Motion to Dismiss are both pending, with responses to be filed.

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

Date:  November 12, 1999