Form 10-K
period 1999-12-31
MICROFINANCIAL INC
filed 2000-03-30
CIK 827230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                               Commission File No.

                           MICROFINANCIAL INCORPORATED
             (Exact name of Registrant as Specified in its Charter)

        Massachusetts                                 04-2962824
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

     950 Winter Street, Waltham, MA                     02451
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 22, 2000, was approximately $67,478,834.

         As of March 22, 2000, 12,683,126 shares of the registrant's common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2000 Special Meeting in lieu of the Annual
Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 29, 2000) is incorporated by reference in Part III hereof.

                                               TABLE OF CONTENTS

 DESCRIPTION                                                                                        PAGE NUMBER
 -----------                                                                                        -----------

 PART I         ..........................................................................................1
   Item 1.      Business..................................................................................1
   Item 2.      Properties................................................................................7
   Item 3.      Legal Proceedings.........................................................................7
   Item 4.      Submission of Matters to a Vote of Security Holders......................................10

 PART II        .........................................................................................11
   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters....................11
   Item 6.      Selected Financial Data..................................................................13
   Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results Of Operations................................................................15
   Item 7a.     Quantitative and Qualitative Disclosures about Market Risk...............................23
   Item 8.      Financial Statements and Supplementary Data Including
                Selected Quarterly Financial Data (Unaudited)............................................24
   Item 9.      Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure......................................................24

 PART III       .........................................................................................25
   Item 10.     Directors and Executive Officers of the Registrant.......................................25
   Item 11.     Executive Compensation...................................................................25
   Item 12.     Security Ownership of Certain Beneficial Owners and Management...........................25
   Item 13.     Certain Relationships and Related Transactions...........................................25

 PART IV        .........................................................................................26
   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................26

 SIGNATURES     .........................................................................................29

                                     PART I

ITEM 1.         BUSINESS

GENERAL

     MicroFinancial Incorporated ("MicroFinancial" or the "Company") was formed as a Massachusetts corporation on January 27, 1987. The Company, which operates primarily through its wholly-owned subsidiary, Leasecomm Corporation, is a specialized commercial finance company that leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $900 to $2,500, with an average amount financed of approximately $1,500 and an average lease term of 44 months. Leasecomm Corporation started originating leases in January 1986. The Company has used proprietary software in developing a sophisticated, risk-adjusted pricing model and automating its credit approval and collection systems, including a fully automated Internet-based application, credit scoring and approval process.

     The Company targets owner-operated or other small commercial enterprises, with little business credit history and limited or poor personal credit history at the owner level. The Company provides financing to these lessees who may have few other sources of credit. The Company primarily leases and rents low-priced commercial equipment with limited residual value which is used by these lessees in their daily operations. The Company does not market its services directly to lessees, but sources leasing transactions through a nationwide network of over 1,200 independent sales organizations and other dealer-based origination networks ("Dealers").

     The majority of the Company's leases are currently for authorization systems for point-of-sale card-based payments by, for example, debit, credit and charge cards ("POS authorization systems"). POS authorization systems require the use of a POS terminal capable of reading a cardholder's account information from the card's magnetic stripe and combining this information with the amount of the sale entered via a POS terminal keypad or POS software used on a personal computer to process a sale. The terminal electronically transmits this information over a communications network to a computer data center and then displays the returned authorization or verification response on the POS terminal.

     The Company continues to develop other product lines, including leasing other commercial products and acquiring payment streams from service contracts.

LEASING, SERVICING AND FINANCING PROGRAMS

     The Company originates leases for products that typically have limited distribution channels and high selling costs. The Company facilitates sales of such products by making them available to Dealers' customers for a small monthly lease payment rather than a high initial purchase price. The Company primarily leases and rents low-priced commercial equipment with limited residual value to small merchants. The Company purchases or originates monthly payment streams without regard to the residual value of the leased product. The majority of the Company's leases are currently for POS authorization systems, however, the Company also leases a wide variety of other equipment including advertising and display equipment, coffee machines, paging systems, water coolers and restaurant equipment. In addition, the

Company also acquires service contracts and contracts in certain other financing markets. The Company opportunistically seeks to enter various other financing markets.

     The Company's residential financings include acquiring service contracts from Dealers that provide security monitoring services and various other types of residential finance products.

     The Company originates and services leases, contracts and loans in all 50 states of the United States and its territories. As of December 31, 1999, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 45% of the Company's portfolio, with only California accounting for more than 10% of the total portfolio, at approximately 15%. None of the remaining states accounting for more than 4% of such total.

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

     During the term of a typical lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. Throughout the term of the lease, the Company charges late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable, which enhance the profitability of the lease. The initial non-cancelable term of the lease is equal to or less than the equipment's estimated economic life. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 1999.

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

     The Company seeks to protect itself from credit exposure relating to poor quality Dealers by entering into limited recourse agreements with its Dealers, under which the Dealer agrees to reimburse the Company for payment of defaulted amounts under certain circumstances, primarily defaults within the first month following origination and upon evidence of Dealer errors or misrepresentations in originating a lease or contract. In case of Dealer error or misrepresentation, the Company will charge-back the Dealer for both the lessee's delinquent amounts and attorney and court fees.

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

DEALERS

     The Company provides financing to obligors under microticket leases, contracts and loans through its Dealers. Since the Company relies primarily on its network of Dealers for its origination volume, the Company considers them its customers. The Company had over 1,240 different Dealers originating 79,720 Company leases, contracts and loans in 1999. One dealer accounted for approximately 10.7%, 11.6% and 14.7% of all dealer funding during the year ended December 31, 1997, 1998 and 1999, respectively. Another dealer accounted for approximately 2.6%, 3.5% and 10.1% of all dealer funding during the year ended December 31, 1997, 1998 and 1999, respectively. No other dealer accounted for more than 10% of the Company's funding volume during the years ended December 31, 1997, 1998, or 1999.

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

BULK AND PORTFOLIO ACQUISITIONS

     In addition to originating leases through its Dealer relationships, the Company from time to time has purchased lease portfolios from Dealers. The Company purchases leases from Dealers on an ongoing basis in packages ranging from $20,000 to $200,000. While certain of these leases initially do not meet the Company's underwriting standards, the Company will often purchase the leases once the lessee demonstrates a payment history. The Company will only acquire these smaller lease portfolios in situations where the company selling the portfolio will continue to act as a Dealer following the acquisition. The Company also completed the acquisition of four large POS authorization system lease and rental portfolios, two in 1996, one in 1998 and one in 1999. The first acquisition, completed in May 1996, consisted of over 8,000 rental contracts with total fundings of $1.9 million. The second acquisition was for approximately 8,200 leases in December 1996 with fundings of $7.9 million. In the third acquisition, the Company acquired 4,841 rental contracts in July 1998 with fundings of $2.8 million. The fourth acquisition, completed in September of 1999, consisted of 2,148 leases with fundings of $3.2 million.

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

EMPLOYEES

     As of December 31, 1999, the Company had 319 full-time employees, of which 54 were engaged in the credit activities and Dealer service, 169 were engaged in servicing and collection activities, 15 were engaged in marketing activities, and 81 were engaged in general administrative activities. Management believes that its relationship with its employees is good. No employees of the Company are members of a collective bargaining unit in connection with their employment by the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                                              AGE     POSITION
----                                              ---     --------
Peter R. Bleyleben.......................          46     President, Chief Executive Officer and Director
Richard F. Latour........................          46     Executive Vice President, Chief Operating Officer, Chief
                                                          Financial Officer, Treasurer, Clerk and Secretary
John Miller..............................          42     Senior Vice President, Sales and Marketing
John Plumlee.............................          48     Vice President, MIS
Carol A. Salvo...........................          33     Vice President, Legal

     Set forth below is a brief description of the business experience of the executive officers of the Company.

     Peter R. Bleyleben has served as President, Chief Executive Officer and Director of the Company or its predecessor since June 1987. Before joining the Company, Dr. Bleyleben was Vice President and Director of the Boston Consulting Group, Inc. ("BCG") in Boston. During his more than eight years with BCG, Dr. Bleyleben focused his professional strategic consulting practice on the financial services and telecommunications industries. Dr. Bleyleben is also a Director of UpToDate in Medicine, Inc. He earned an M.B.A. with distinction and honors from the Harvard Business School, an M.B.A. and a Ph.D. in Business Administration and Economics, respectively, from the Vienna Business School in Vienna, Austria and a B.S. in Computer Science from the Vienna Institute of Technology.

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

     John Miller has served as Senior Vice President, Sales and Marketing since April of 1999. Prior to joining the Company Mr. Miller served as Vice President, National and New York Yellow Pages Sales from April 1998 to March 1999 and as Vice President Strategy, Planning and Business Development, Information Services Group from August 1997 to March 1998, each for Bell Atlantic. Prior to that time, Mr. Miller served in various marketing and strategic planning positions for Nynex.

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

ITEM 2.         PROPERTIES

     The Company's corporate headquarters are located in leased space of 21,656 square feet at 950 Winter Street, Waltham, Massachusetts 02451. The lease for this space expires on July 31, 2004. The Company also leases 2,933 square feet of office space for its West Coast office in Newark, California under a lease which expires on August 31, 2001. The Company also leases 44,659 square feet of office space in Woburn, Massachusetts under a lease which expires on December 14, 2003. The Company's collection, credit, marketing, computer operations and other administrative functions are located in the Woburn location.

ITEM 3.         LEGAL PROCEEDINGS

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

     I. On August 24, 1999, a purported class action lawsuit was filed in Middlesex Superior Court for The Commonwealth of Massachusetts against the Company and its wholly-owned subsidiary Leasecomm Corporation ("Leasecomm").

     The complaint has been amended four times, most recently by the Fourth Amended Complaint and Jury Claim filed on or about November 4, 1999 (as amended, the "Clark Complaint").

     The purported class consists of individuals and businesses that have been sued by Leasecomm in a Massachusetts court for allegedly breaching Leasecomm's Non Cancellable Equipment Lease Agreement or Non Cancellable Lease Agreement (the "Lease Agreements") containing a forum selection clause. The forum selection clause is an agreement between the parties to the Lease Agreements to submit to the jurisdiction of the courts of The Commonwealth of Massachusetts for the bringing of any suit or other proceeding. The purported class would be limited to individuals and businesses that: have no place of business or residence in New England; have been sued in a Massachusetts court for breach of the Lease

Agreements; had no more than three employees as of the date of the Lease Agreement; had been in existence for no more than three years as of the date of the Lease Agreement; and had entered into Lease Agreements with scheduled monthly lease payments which aggregated to less than $5,000.

     The Clark Complaint alleges that enforcement of the forum selection clause is not fair or reasonable because, among other things, litigation in Massachusetts is prohibitively costly and time consuming for purported class members, purported class members have no choice but to enter into the Lease Agreement because of Leasecomm's greater bargaining power, and purported class members allegedly have valid defenses to the claims asserted against them by Leasecomm. The Plaintiffs seek: a declaration that the forum selection clause is not fair or reasonable as to purported class members and that the Massachusetts courts lack personal jurisdiction over purported class members; dismissal without prejudice of all cases pending in Massachusetts against purported class members; a permanent injunction preventing Leasecomm and its affiliates from bringing suit in Massachusetts against purported class members; a permanent injunction preventing Leasecomm or its affiliates from entering into Lease Agreements containing the forum selection clause; unspecified monetary damages against Leasecomm and the Company in favor of purported class members equal to double or treble the moneys collected in connection with lawsuits filed against purported class members in Massachusetts courts, together with attorneys' fees and costs.

     The parties have filed various motions with the Court, which will be heard by the Court within the next several months.

     Since this matter is in an early stage, there can be no assurance as to its eventual outcome. However, the forum selection clause at issue in this litigation has been enforced in other cases.

     II. On June 3, 1999 a purported class action lawsuit was filed in Middlesex Superior Court in The Commonwealth of Massachusetts against Leasecomm. The complaint was amended on or about July 26, 1999 (as amended, the "McKenzie-Pollock Complaint"). On September 3, 1999 Leasecomm removed the action to the United States District Court for the District of Massachusetts.

     The purported class consists of individuals who entered into a Lease Agreement with Leasecomm between June 4, 1993 and the date of the McKenzie-Pollock Complaint.

     Plaintiffs allege: that Leasecomm causes individuals to enter into non-cancellable, long-term leases when there is no reasonable expectation that most of the individuals would need or use the equipment for the duration of the lease term; that Leasecomm conceals or misrepresents the nature of the terms of its Lease Agreements; that the Lease Agreements are non-negotiable adhesion contracts which are oppressive and unfair; that the cost of acquiring the equipment through Leasecomm is often double or triple the retail cost of the equipment; that Leasecomm violates state usury laws; that Leasecomm engages in unfair debt collection practices; that Leasecomm brings lawsuits against purported class members in Massachusetts even though it has no jurisdiction over them in Massachusetts courts; that Leasecomm fails to make proper service and then files pleadings which state that proper service was made, thereby obtaining default judgments against certain members of the purported class; that Leasecomm conspired with its salespersons to cause members of the purported class to enter into unconscionable leases by concealing and misrepresenting their terms; that Leasecomm failed to comply with the Truth in Lending Act and the

Massachusetts Consumer Credit Cost Disclosure Act; and that Leasecomm has engaged in unfair trade practices in violation of the Massachusetts consumer protection statute.

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

     The parties have filed various motions with the Court. In December 1999, the Court granted Leasecomm's motion to dismiss in part, and ordered that the federal Truth in Lending and Fair Debt Collection Practices claims be dismissed. The Court then ordered the remaining claims to be remanded to the Middlesex Superior Court for further proceedings, including decisions on the balance of Leasecomm's motion to dismiss, since all federal claims in the case had been dismissed. Leasecomm subsequently filed a renewed motion to dismiss in the Superior Court, again asserting that the remaining non-federal claims are legally insufficient and should have been presented in earlier court proceedings, which will be heard by the Court within the next several months.

     Since this matter is in an early stage, there can be no assurance as to its eventual outcome.

     III. On October 25, 1999, a purported class action lawsuit was filed in Middlesex Superior Court in The Commonwealth of Massachusetts against Leasecomm (the "Lamar Complaint"). The purported class consists of all individuals and businesses who, on or after September 28, 1996, signed a Leasecomm agreement which states that it is "non-cancelable" and/or contains certain standard provisions relating to delivery and acceptance of the leased equipment and warranties and servicing for the equipment. The Plaintiffs contend that these particular lease terms are contrary to Article 2A of the Uniform Commercial Code as adopted in Massachusetts and that Leasecomm's use of these terms constitutes an unfair and deceptive trade practice under Chapter 93A of the Massachusetts General Laws. The Plaintiffs seek a declaration that the lease terms in question are unfair and deceptive and that Leasecomm's use of those terms is unfair and deceptive. The Plaintiffs also seek a Court order requiring Leasecomm to notify all purported class members of the Court's ruling in the case; to stop using the lease terms or similar lease terms which allegedly misstate lessees' rights under Massachusetts law; to refrain from enforcing those lease terms against any of the purported class members; to refrain from providing or communicating incorrect information regarding lessees' rights under Massachusetts law; and to include in every lease agreement language which conspicuously describes the rights of lessees under Massachusetts law. Finally, the Plaintiffs seek reimbursement of their costs and attorneys' fees.

     The parties have filed various motions with the Court, which will be heard by the Court over the next several months.

     Since this matter is in an early stage, there can be no assurance as to its eventual outcome.

     IV. On January 20, 2000, the Company filed suit against Sentinel Insurance Company Limited ("Sentinel"), in the United States District Court for the District of Massachusetts (the "Sentinel Complaint"). On August 18, 1999, Sentinel had issued a Business Performance Insurance Policy (the

"Policy") to the Company as collateral for a Twelve Million Dollar ($12,000,000) loan (the "Loan") that the Company had made to Premier Holidays International, Inc. ("Premier"). The Loan was personally guaranteed by Premier's President, Daniel DelPiano ("DelPiano"). Pursuant to the terms of the Policy, Sentinel was obligated to make payment to the Company for any and all amounts payable under the terms of the Loan, in the event a default by Premier occurred. After Premier and DelPiano defaulted on their repayment obligations, the Company made demand on Sentinel for payment under the Policy. The Company filed the Sentinel Complaint after Sentinel refused to make payment to the Company under the Policy. On February 3, 2000, the Company amended its Complaint to assert claims against Premier and DelPiano arising out of their failure to make payments required under the Loan and the personal guaranty. On March 1, 2000, the Company filed a motion for summary judgment on its claims against Sentinel, seeking judgment in the amount of approximately $13.0 million, plus post-judgment interest and attorneys' fees.

     Subsequently, on January 26, 2000, Premier and DelPiano filed suit against the Company, its wholly-owned subsidiary, Leasecomm Corporation, and Sentinel in the Superior Court of Fulton County, Georgia (the "Premier Complaint"). Premier and DelPiano allege that, notwithstanding the plain wording of both the Loan and the Policy, Premier agreed to borrow the full amount of the Loan only upon alleged representations by the Company that it would loan Premier an additional Forty-Five Million Dollars ($45,000,000). The documents evidencing the Loan, and the documents evidencing the Policy, refer only to the amount of the Loan ($12,000,000), and not to any greater amount. Premier alleges that, as a result, it has suffered actual and consequential damages in the amount of Seven Hundred Sixty-Nine Million Three Hundred Fifty Thousand Dollars ($769,350,000) plus interest, costs, and attorneys' fees. Premier also seeks punitive damages in the amount of Five Hundred Million Dollars ($500,000,000). Premier also seeks injunctive relief barring the Company and Leasecomm from making demand on or commencing court action to collect on the Policy.

     On February 22, 2000, Leasecomm removed this case to federal court for the Northern District of Georgia. The parties have filed various motions with the Court, which will be heard over the next several months. Among the Company's and Leasecomm's motions, are motions to dismiss the Premier Complaint, or, alternatively, to transfer this case to federal court in Massachusetts; and, a motion for preliminary injunction regarding the Sentinel Complaint, seeking an order requiring Sentinel, Premier and Del Piano to turn over to the Company any collateral in their possession or to which the Company and Leasecomm may be entitled as a result of both Premier's and Sentinel's defaults under the Loan and the Policy, respectively.

     Since this matter is in an early stage, there can be no assurance as to its eventual outcome.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of its fiscal year ended December 31, 1999.

                                     PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

     (a)   Market Information

     The Company's common stock, par value $0.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "MFI."

     The Common Stock was listed on the New York Stock Exchange beginning February 5, 1999. Accordingly, the high and low sales price for the Common Stock on such exchange for each full quarter in the Company's fiscal year ending December 31, 1998 is not available.

     By quarter
                                                         1999
                                      ------------------------------------------
                                      SECOND           THIRD           FOURTH
                                      QUARTER          QUARTER         QUARTER
                                      -------          -------         -------
     Stock Price
        High.....................     19.8125          14.7500         13.6250
        Low......................      9.0000           9.7500         10.0000

     (b)   Holders

     At March 22, 2000, there were approximately 64 stockholders of record of the Common Stock.

     (c)   Dividends

     The Company paid the following quarterly cash dividends on the Common Stock. The amounts indicated give effect to the 2-for-1 stock split of the Common Stock effected on February 10, 1999.

                                    Year ended           Year ended
                                 December 31, 1998    December 31, 1999
                                 -----------------    -----------------
 First Quarter.................       $0.030                $0.035
 Second Quarter................       $0.035                $0.040
 Third Quarter.................       $0.035                $0.040
 Fourth Quarter................       $0.035                $0.040

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

     Not applicable

     (e)   Use of Proceeds from Registered Securities

     Not applicable

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


                                                                      YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                  1995        1996           1997            1998          1999
                                               ---------    -------         -------         -------      -----------
                                                             (Dollars in thousands except per share data)
Income Statement Data:
Revenues
     Income on financing leases and loans      $27,011      $38,654         $45,634         $47,341      $55,545
     Income on service contracts (1) ....           --            6             501           2,565        6,349
     Rental income ......................        3,688        8,250          10,809          16,118       21,582
     Fee income (2) .....................        5,446        8,675          11,236          10,476       14,985
                                               -------      -------         -------         -------      -------

     Total revenues .....................       36,145       55,585          68,180          76,500       98,461
                                               -------      -------         -------         -------      -------

Expenses:
     Selling, general and administrative         8,485       14,073          17,252          20,061       24,416
     Provision for credit losses ........       13,388       19,822 (3)      21,713 (3)      19,075       37,836 (3)
     Depreciation and amortization ......        1,503        2,981           3,787           5,076        7,597
     Interest ...........................        8,560       10,163          11,890          12,154       10,375
                                               -------      -------         -------         -------      -------

     Total expenses .....................       31,936       47,039          54,642          56,366       80,224
                                               -------      -------         -------         -------      -------

Income before provision for
     income taxes .......................        4,209        8,546          13,538          20,134       18,237
Net income ..............................        2,524        5,080           7,652          11,924       10,728
                                               =======      =======         =======         =======      =======

Net income per common share
     Basic (4) ..........................      $  0.34      $  0.52         $  0.78         $  1.21      $  0.84
     Diluted (5) ........................         0.27         0.52            0.76            1.19         0.83
Dividends per common share ..............         0.06         0.10            0.12            0.14         0.16


                                                                               DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                 1995            1996            1997            1998           1999
                                              ----------      ----------      ----------      ----------      ----------
                                                                        (Dollars in thousands)

Balance Sheet Data:
Gross investment in leases and loans (6)      $ 189,698       $ 247,633       $ 258,230       $ 280,875       $ 362,721
Unearned Income ........................        (60,265)        (76,951)        (73,060)        (74,520)       (100,815)
Allowance for credit losses ............        (15,952)        (23,826)        (26,319)        (24,850)        (41,719)
Investment in service contracts (1) ....             --              --           2,145           8,920          14,250
     Total Assets ......................        126,479         170,192         179,701         210,254         265,856
Notes Payable ..........................         94,900         116,202         116,830         130,421         144,871
Subordinated notes payable .............         13,170          27,006          26,382          24,421           9,238
     Total liabilities .................        118,568         158,013         160,935         180,771         187,018
     Total stockholders' equity ........          7,911          12,179          18,766          29,483          78,838

                                                                                    DECEMBER 31,
                                                   ------------------------------------------------------------------------------
                                                      1995             1996            1997              1998             1999
                                                   ----------       ----------       ---------        ----------       ----------
                                                                  (Dollars in thousands, except statistical data)

Other Data:
Operating Data:
     Total leases and loans originated (7) ..      $ 134,546        $ 143,200        $ 129,064        $ 153,819        $ 223,446
     Total service contracts acquired (8) ...          3,635            2,431            2,972            8,080            9,105
     Dealer fundings (9) ....................      $  76,502        $  73,659        $  77,590        $ 105,200          137,300
     Average yield on leases and loans (10) .           30.7%            32.4%            33.9%            35.2%            36.8%

Cash flows from (used in):

     Operating activities ...................      $  41,959           60,104           77,393           95,973          114,723
     Investing activities ...................        (76,353)         (86,682)         (80,127)        (108,111)        (147,587)
     Financing activities ...................         36,155           33,711           (1,789)           9,703           37,109
                                                   ---------        ---------        ---------        ---------        ---------

     Total ..................................          1,761            7,133           (4,523)          (2,435)           4,245

Selected Ratios:
     Return on average assets ...............           2.40%            3.42%            4.37%            6.12%            4.51%
     Return on average stockholders'
        equity ..............................          36.95            50.57            49.46            49.43            19.81
     Operating margin (11) ..................          48.68            51.04            51.70            51.25            56.95

Credit Quality Statistics:
     Net charge-offs ........................      $   5,428        $  11,948 (12)   $  19,220 (12)   $  20,544        $  20,968
     Net charge-offs as a percentage of
        average gross investment (13) .......           3.56%            5.46%(12)        7.57%(12)        7.47%            6.29%
     Provision for credit losses as a
        percentage of average gross
        investment (14) .....................           8.78             9.07             8.55             6.93            11.35
     Allowance for credit losses as a
        percentage of gross investment (15) .           8.41             9.62            10.14             8.58            11.07

--------------

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

(3) The provision for 1996 includes $5.0 million resulting from a reduction in the time period for charging off the Company's receivables from 360 to 240 days. The write-off period was changed back to 360 days in January 1998. The provision for 1997 includes a one-time write-off of securitized receivables of $9.5 million and $5.1 million in write-offs of satellite television equipment receivables. The provision for 1999 includes a special provision of $12.7 million for a loan made to one company, collateralized by approximately 3,500 microticket consumer contracts and guaranteed by, among other security, an insurance performance bond. MicroFinancial is currently involved in litigation with the company and the insurance company.

(4) Net income per common share (basic) is calculated based on weighted average common shares outstanding of 7,352,189, 9,682,851, 9,793,140, 9,859,127 and 12,795,809 for the years ended December 31, 1995, 1996,
         1997, 1998, and 1999 respectively.

(5) Net income per common share (diluted) is calculated based on weighted average common shares outstanding on a diluted basis of 9,448,206, 9,770,613, 9,925,329, 10,031,975 and 12,904,231 for the years ended
         December 31, 1995, 1996, 1997, 1998 and 1999, respectively.

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

(12) Charge-offs in 1996 and 1997 were higher due to write-offs related to satellite television equipment lease receivables and due to a change in the write-off period from 360 to 240 days in the third quarter of 1996. The write-off period was changed back to 360 days in January 1998.

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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the Company's dependence on POS authorization systems and expansion into new markets; the Company's significant capital requirements; the risks of defaults on the Company's leases; adverse consequences associated with the Company's collection policy; risks associated with economic downturns; the effect on the Company's portfolio of higher interest rates, intense competition; increased governmental regulation of the rates and methods used by the Company in financing and collecting its leases and loans; risks associated with acquiring other portfolios and companies; dependence on key personnel; and other factors many of which are beyond the Company's control. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

OVERVIEW

     The Company is a specialized commercial finance company that provides "microticket" equipment leasing and other financing services in amounts generally ranging from $900 to $2,500, with an average amount financed of approximately $1,500. The Company primarily leases POS authorization systems and other small business equipment to small commercial enterprises. For years ended December 31, 1998 and 1999, the Company had fundings to Dealers upon origination of leases, contracts and loans ("Dealer Fundings") of $105.2 million and $137.3 million, respectively, and revenues of $76.5 million and $98.5 million, respectively.

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

     Substantially all leases originated or acquired by the Company are non-cancelable. During the term of the lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. The Company enhances the profitability of its leases, contracts and loans by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. The initial non-cancelable term of the lease is equal to or less than, the equipment's estimated economic life, and often provides the Company with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 1999. Substantially all service and rental contracts are month-to-month contracts with an expected term of seven years for service contracts and 15 months for rental contracts.

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

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Total revenues for the year ended December 31, 1999 were $98.5 million, an increase of $22 million, or 28.8%, from the year ended December 31, 1998, due primarily to increases of $9.2 million, or 49.5%, in rental and service contract income; $8.2 million, or 17.3%, in income on financing leases and loans and $4.3 million, or 85% in service fee income over such amounts in the previous year's period. The increase in rental and service contract income came from an increase in the number of lessees that have continued renting the equipment beyond the original lease term and the increase in the number of service contracts in the Company's portfolio. The increase in income on financing leases and loans arose from the continued growth in the Company's lease portfolio.

     Selling, general and administrative expenses increased $4.4 million, or 21.7%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase was primarily attributable to an increase in personnel, resulting in a 22.4% increase in employee-related expenses, as the number of employees needed to maintain and manage the Company's growing portfolio and the general expansion of the Company's operations grew. Management expects that salaries and employee-related expenses, marketing expenses and other selling, general and administrative expenses will continue to increase as the portfolio grows because of the requirements of maintaining the Company's microticket portfolio and the Company's focus on collections.

     The Company's provision for credit losses, including a special provision of $12.7 million, increased $18.8 million from the year ended December 31, 1998 to $37.8 million for the year ended December 31, 1999. Excluding the special provision, the Company's provision for credit losses increased $6.1 million from the year ended December 31, 1998 to $25.1 million for the year ended December 31, 1999. This increase is primarily the result of the Company's policy of providing a provision for credit losses based in part upon the level of dealer fundings and revenue recognized in any period. Dealer fundings increased $32.1 million or 30.5% and total revenues increased by $22 million or 28.8% for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The provision for 1999 includes a special provision of $12.7 million for a loan made to one company, collateralized by approximately 3,500 microticket consumer contracts and guaranteed by, among other security, an insurance performance bond. The Company is currently involved in litigation with the company and the insurance company, see "Legal Proceedings".

     Depreciation and amortization expense increased by $2.5 million or 50%, due to an increase in the number of lessees that have continued renting the equipment beyond the original lease term and the amortization of the investment associated with service contracts.

     Interest expense decreased by $1.8 million, or 15%, from $12.2 million for the year ended December 31, 1998 to $10.4 million for the year ended December 31, 1999. This decrease resulted from a decrease in the average outstanding balance of the Company's Credit Facilities.

     As a result of the foregoing, prior to the special provision, the Company's net income increased by $6.3 million, or 52.9%, from $11.9 million for the year ended December 31, 1998 to $18.2 million for the year ended December 31, 1999. After the special provision, the Company's net income for the year ended December 31, 1999 was $10.7 million, a decrease of 10%.

     Dealer Fundings were $137.3 million during the year ended December 31, 1999, an increase of $32.1 million, or 30.5%, compared to the year ended December 31, 1998. This increase primarily resulted from continued growth in leases of equipment other than POS authorization systems and acquisitions of service contracts. Receivable due in installments, estimated residual values, loans receivable and investment in service contracts also increased from $289.7 million for the year ended December 31, 1998 to $377 million for the year ended December 31, 1999, representing an increase of $87.3 million, or 30.1%. Net cash provided by operating activities increased by $18.8 million to $114.7 million during the year ended December 31, 1999, or 19.6%, from the year ended December 31, 1998 because of the increase in the size of the Company's overall portfolio as well as the Company's continued emphasis on collections. Unearned income increased $26.3 million, or 35.3%, from $74.5 million at December 31, 1998 to $100.8 million at December 31, 1999. This increase was due to the increased number of leases originated during 1999.

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

     Depreciation and amortization expense increased by $1.3 million or 34%, due to the increased number of rental contracts and the amortization of the investment associated with service contracts.

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

     Dealer Fundings were $105.2 million during the year ended December 31, 1998, an increase of $27.6 million, or 35.6%, compared to the year ended December 31, 1997. This increase primarily resulted from continued growth in leases of equipment other than POS authorization systems, acquisitions of service contracts and loans to commercial businesses. Receivable due in installments, estimated residual values, loans receivable and investment in service contracts also increased from $260 million for the year ended December 31, 1997 to $288.7 million for the year ended December 31, 1998, representing an increase of $28.7 million, or 11%. Net cash provided by operating activities increased by $18.6 million to $96 million during the year ended December 31, 1998, or 24%, from the year ended December 31, 1997 because of the increase in the size of the Company's overall portfolio as well as the Company's continued emphasis on collections. Unearned income increased $1.4 million, or 1.9%, from $73.1 million at December 31, 1997 to $74.5 million at December 31, 1998. This increase was due to the increased number of leases originated during 1998.

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

     Dealer Fundings were $77.6 million for the fiscal year ended December 31, 1997, an increase of $3.9 million, or 5.3%, compared to $73.7 million for the fiscal year ended December 31, 1996. The Company decided in July 1996 to scale back its Dealer Fundings of consumer satellite television equipment leases, funding to Dealers only $0.8 million of such leases in 1997 compared to $4.7 million in 1996. Excluding this factor, the Company had an increase in Dealer Fundings of $7.8 million, or 11.3%, over 1996. This increase primarily resulted from continued growth in leases of equipment other than POS authorization systems, acquisitions of service contracts and loans to commercial businesses. Gross investment in leases and loans also increased from $247.6 million in 1996 to $258.2 million at December 31, 1997, representing an increase of $10.6 million, or 4.3%. Net cash provided by operating activities increased by $17.3 million to $77.4 million during the year ended December 31, 1997, or 28.8%, from the year ended December 31, 1996 because of the increase in the size of the Company's overall portfolio as well as the Company's continued emphasis on collections. Unearned income decreased $3.9 million, or 5.1%, from $77.0 million at December 31, 1996 to $73.1 million at December 31, 1997. This decrease resulted primarily from increased acquisitions of service contracts and originations of loans which are accounted for on a cost basis and as a result do not have any unearned income associated with them, as well as one-time write-offs in 1997 of approximately $5.0 million in consumer satellite television equipment lease receivables and $9.5 million of securitized receivables and the corresponding unearned income associated with those leases.


LIQUIDITY AND CAPITAL RESOURCES

General

     The Company's lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new leases, contracts and loans. Since inception, the Company has funded its operations primarily through borrowings under its Credit Facilities, its on-balance sheet Securitizations, and an initial public offering completed in February of 1999. The Company has also funded its operations through the issuance of Subordinated Debt; however no new Subordinated Debt was issued in 1999. The Company will continue to require significant additional capital to maintain and expand its volume of leases, contracts and loans funded, as well as to fund any future acquisitions of leasing companies or portfolios.

     The Company's uses of cash include the origination and acquisition of leases, contracts and loans, payment of interest expenses, repayment of borrowings under its Credit Facilities, Subordinated Debt and Securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.

     The Company utilizes its Credit Facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. On December 21, 1999, the Company entered into a new $150 million Credit Facility, expiring on September 30, 2001, with seven banks. At December 31, 1999, the Company had approximately $108.8 million outstanding under the facility. The Company also may use its Subordinated Debt program as a source of funding for potential acquisitions of portfolios and leases which otherwise are not eligible for funding under the Credit Facilities and for potential portfolio purchases. To date, cash flow from its portfolio and other fees have been sufficient to repay amounts borrowed under the Credit Facilities and Subordinated Debt.

     The Company believes that cash flow from its operations and amounts available under its Credit Facilities will be sufficient to fund the Company's operations for the foreseeable future. Although the Company is not currently involved in negotiations and has no current commitments or agreements with respect to any acquisitions, to the extent that the Company successfully consummates acquisitions, it may be necessary to finance such acquisitions through the issuance of additional debt or equity securities, the incurrence of indebtedness or a combination of both.

Recently Issued Accounting Pronouncements

     See Note B of the notes to the consolidated financial statements included herein for a discussion of the impact of recently issued accounting pronouncements.

Year 2000

     Many computer programs and microprocessors were designed and developed without consideration of the impact of the transition to the year 2000. As a result, these programs and microprocessors may not be able to differentiate between the year "1900" and "2000"; the year 2000 may be recognized as the two-digit number "00". If not corrected, this could have caused difficulties in obtaining accurate system data and support.

     The Company has designed and purchased numerous computer systems since its inception. The Company's owned software and hardware is substantially Year 2000 compliant. The costs associated with such compliance were not material to the Company's liquidity or results of operations. Further, the Company's critical third party software was generally Year 2000 compliant, with minor issues, and was capable of functioning after December 31, 1999.

AVAILABILITY OF INFORMATION

     THE COMPANY WILL PROVIDE WITHOUT CHARGE TO EACH OF ITS STOCKHOLDERS UPON THE WRITTEN REQUEST OF SUCH PERSON, A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10K FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1999, INCLUDING THE FINANCIAL STATEMENTS AND THE FINANCIAL STATEMENT SCHEDULES, REQUIRED TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. REQUESTS FOR SUCH DOCUMENT SHOULD BE DIRECTED TO RICHARD F. LATOUR, CLERK OF MICROFINANCIAL INCORPORATED, AT 950 WINTER STREET, WALTHAM, MASSACHUSETTS 02451.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market-Rate-Sensitive Instruments and Risk Management

     The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical loss in earnings, cash flows, or fair value of the financial instrument and derivative instruments held by the Company at December 31, 1999, that are sensitive to changes in interest rates. The Company uses interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company uses these instruments to reduce risk by creating offsetting market exposures. The instruments held by the Company are not held for trading purposes.

     In the normal course of operations, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk, and legal risk, and are not represented in the analysis that follows.

Interest Rate Risk Management

     This analysis presents the hypothetical loss in earnings of the financial instruments and derivative instruments held by the Company at December 31, 1999 that are sensitive to changes in interest rates. The Company enters into interest rate swaps to reduce exposure to interest-rate risk connected to existing liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

     Because the Company's net-earnings exposure under the combined debt and interest-rate swap was to 90-day Eurodollar, the hypothetical loss was modeled by calculating the 10 percent adverse change in 90-day Eurodollar and then multiplying it by the face amount of the debt (which equaled the face amount of the interest rate swap).

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

     Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of December 31, 1999, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's Securitizations and indebtedness subject to the swap described below, represented 36.5% of the Company's outstanding indebtedness. In July 1997, the Company entered into an interest rate swap arrangement with one of its banks. This arrangement, which expires in July 2000, has a notional amount of $17.5 million which represented 33.4% of the Company's fixed rate indebtedness outstanding at December 31, 1999. The interest rate associated with the swap is capped at 6.6%. During the term of the swap, the Company has agreed to match the swap amount with 90-day Eurodollar loans. If at any time the 90-day Eurodollar rate exceeds the swap cap of 6.6%, the bank would pay the Company the difference. Through December 31, 1999, the Company had entered into Eurodollar loans with interest rates ranging from 7.8125% to 8.00%. This arrangement effectively changes the Company's floating interest rate exposure on the $17.5 million notional amount to a fixed rate of 8.35%.

     The aggregate hypothetical loss in earnings on an annual basis on all financial instruments and derivative instruments that would have resulted from a hypothetical increase of 10 percent in 90-day Eurodollar, sustained for one month, is estimated to be $12,175.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INCLUDING SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Included in Exhibit 99 incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections "Election of Directors", "Certain Information regarding the MicroFinancial Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's proxy statement for its 2000 Special Meeting in lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2000 are hereby incorporated by reference.


ITEM 11.          EXECUTIVE COMPENSATION

     The sections "Compensation of Executive Officers" and "Certain Information regarding the MicroFinancial Board" included in the Company's proxy statement for its 2000 Special Meeting in lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2000 are hereby incorporated by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section "Security Ownership of Certain Beneficial Owners and Management" included in the Company's proxy statement for its 2000 Special Meeting in lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2000 is hereby incorporated by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section "Other Information Relating to Directors, Nominees and Executive Officers" included in the Company's proxy statement for its 2000 Special Meeting in lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2000 is hereby incorporated by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

     (a) (1)      Financial Statements
                  Included in Exhibit 99 incorporated by reference herein.

         (2)      None.

         (3)      Exhibits Index

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------

 3.1         Restated Articles of Organization, as amended. (1).

 3.2         Bylaws. (1).

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

10.9**       1987 Stock Option Plan.  (1).

10.10**      Forms of Grant under 1987 Stock Option Plan.  (1).

10.12**      1998 Equity Incentive Plan.  (3).

10.13**      Employment Agreement between the Company and Peter R. Bleyleben.
             (3).

10.14**      Employment Agreement between the Company and Richard F. Latour.
             (3).

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

10.33* Third Amended and Restated Revolving Credit Agreement, dated December 21, 1999, among Leasecomm Corporation, the lenders parties thereto and BankBoston, N.A., as agent.

10.34* Fifth Amendment to Office Lease Agreement by and between MicroFinancial Incorporated and Leasecomm Corporation and Bay Colony Corporate Center LLC, dated June 29, 1999 for facilities in Waltham, Massachusetts.

21.1         Subsidiaries of Registrant. (1).

23.1*        Consent of PricewaterhouseCoopers LLP

27*          Financial Data Schedule.

99* Consolidated Financial Statements and Notes to Consolidated Financial Statements

-----------------------------------
*    Filed herewith.

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

                                              MICROFINANCIAL INCORPORATED.

                                              By:  /s/ Peter R. Bleyleben
                                                   ----------------------------
                                                     Peter R. Bleyleben
                                                     President, Chief Executive
                                                     Officer and Director

                                              Date:  March 30, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                      TITLE                                        DATE
---------                                      -----                                        ----

/s/ Peter R. Bleyleben                         President, Chief Executive Officer           March 30, 2000
------------------------------------------     and Director
Peter R. Bleyleben


/s/ Richard F. Latour                          Executive Vice President, Chief              March 30, 2000
------------------------------------------     Operating Officer, Chief Financial
Richard F. Latour                              Officer, Treasurer, Clerk and
                                               Secretary


/s/ Brian E. Boyle                             Director                                     March 30, 2000
------------------------------------------
Brian E. Boyle


/s/ Torrence C. Harder                         Director                                     March 30, 2000
------------------------------------------
Torrence C. Harder


/s/ Jeffrey P. Parker                          Director                                     March 30, 2000
------------------------------------------
Jeffrey P. Parker


/s/ Alan J. Zakon                              Director                                     March 30, 2000
------------------------------------------
Alan J. Zakon