Form 10-Q
period 2000-03-31
MICROFINANCIAL INC
filed 2000-05-22
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of May 11, 2000, 12,710,046 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED

                                Table of Contents
                                                                            Page
Part I                      FINANCIAL INFORMATION

     Item 1   Financial Statements (unaudited):
                Condensed Consolidated Balance Sheets
                   December 31, 1999 and March 31, 2000                     3
                Condensed Consolidated Statements of Operations
                   Three months ended March 31, 1999 and 2000               4
                Condensed Consolidated Statements of Cash Flows
                   Three months ended March 31, 1999 and 2000               5
                Notes to Condensed Consolidated Financial Statements        7

     Item 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operation                         12

     Item 3   Quantitative and Qualitative Disclosures about Market Risk   15

Part II                     OTHER INFORMATION
     Item 1   Legal Proceedings                                            17
     Item 6   Exhibits and Reports on Form 8-K                             22

Signatures                                                                 23

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                          December 31,        March 31,
                                                                              1999              2000
                                                                          -----------         ---------
                                     ASSETS
Net investment in leases and loans:
     Receivables due in installments                                        $ 321,578         $ 348,703
     Estimated residual value                                                  21,070            25,433
     Initial direct costs                                                       8,164             9,271
     Loans receivable                                                          20,073            19,604
     Less:
        Advance lease payments and deposits                                    (2,164)             (651)
        Unearned income                                                      (100,815)         (114,056)
        Allowance for credit losses                                           (41,719)          (43,455)
                                                                            ---------         ---------
Net investment in leases and loans:                                         $ 226,187         $ 244,849
Investment in service contracts                                                14,250            14,516
Cash and cash equivalents                                                      11,062            16,372
Property and equipment, net                                                     7,713             7,918
Other assets                                                                    6,644             7,489
                                                                            ---------         ---------
          Total assets                                                      $ 265,856         $ 291,144
                                                                            =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                               $ 144,871         $ 168,335
Subordinated notes payable                                                      9,238             8,250
Capitalized lease obligations                                                   1,244             1,105
Accounts payable                                                                  339               207
Dividends payable                                                                 514               508
Other liabilities                                                               4,748             4,833
Income taxes payable                                                            3,544             3,425
Deferred income taxes payable                                                  22,520            22,674
                                                                            ---------         ---------
          Total liabilities                                                   187,018           209,337
                                                                            ---------         ---------
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 25,000,000 authorized; 13,347,726
          shares issued at 12/31/99; 13,374,646 issued at 3/31/00                 133               134
     Additional paid-in capital                                                47,920            47,968
     Retained earnings                                                         36,656            41,119
     Treasury stock (667,790 shares of common stock at 12/31/99,
          826,790 shares of common stock at 3/31/00), at cost                  (5,777)           (7,322)
     Notes receivable from officers and employees                                 (94)              (92)
                                                                            ---------         ---------
          Total stockholders' equity                                           78,838            81,807
                                                                            ---------         ---------
          Total liabilities and stockholders' equity                        $ 265,856         $ 291,144
                                                                            =========         =========

         The accompanying notes are an integral part of the consolidated financial statements

                      MICROFINANCIAL INCORPORATED CONDENSED
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                   (Unaudited)

                                                         For the quarters ended
                                                               March 31,
                                                     --------------------------------
                                                          1999           2000
                                                          ----           ----
Revenues:
     Income on financing leases and loans           $    12,377        $    15,544
     Income on service contracts                          1,184              2,190
     Rental income                                        5,681              5,810
     Loss and damage waiver fees                          1,396              1,470
     Service fees                                         1,817              3,627
                                                    -----------        -----------
          Total revenues                                 22,455             28,641
                                                    -----------        -----------
Expenses:
     Selling general and administrative                   6,004              6,329
     Provision for credit losses                          5,399              8,529
     Depreciation and amortization                        1,687              2,033
     Interest                                             2,620              3,075
                                                    -----------        -----------
          Total expenses                                 15,710             19,966
                                                    -----------        -----------

Income before provision for income taxes                  6,745              8,675
Provision for income taxes                                2,776              3,705
                                                    -----------        -----------

Net Income                                          $     3,969        $     4,970
                                                    ===========        ===========

Net Income per common share - basic                 $      0.33        $      0.39
                                                    ===========        ===========

Net Income per common share - diluted               $      0.33        $      0.39
                                                    ===========        ===========

Dividends per common share                          $     0.035        $     0.040
                                                    ===========        ===========

Weighted average shares used to compute:
          Basic Net Income per share                 12,002,922         12,788,578
                                                    -----------        -----------
          Fully diluted Net Income per share         12,109,050         12,893,559
                                                    -----------        -----------


         The accompanying notes are an integral part of the consolidated financial statements

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                       For the quarter ended
                                                                              March 31,
                                                                    ----------------------------
                                                                      1999                2000
                                                                      ----                ----
Cash flows from operating activities:
     Cash received from customers                                    $  38,281         $  41,887
     Cash paid to suppliers and employees                               (5,886)          (11,066)
     Cash paid for income taxes                                           (530)           (3,845)
     Interest paid                                                      (2,895)           (3,097)
     Interest received                                                     816               365
                                                                     ---------         ---------
          Net cash provided by operating activities                     29,786            24,244
                                                                     ---------         ---------

Cash flows from investing activities:
     Investment in lease contracts                                     (21,235)          (35,226)
     Investment in direct costs                                           (979)           (2,520)
     Investment in service contracts                                    (1,845)           (1,314)
     Investment in loans receivable                                     (8,431)                0
     Investment in fixed assets                                           (137)             (399)
     Issuance of notes from officers and employees                          (1)                0
     Repayment of notes from officers                                      102                 2
     Investment in notes receivable                                       (298)              (31)
     Repayment of notes receivable                                          87               239
                                                                     ---------         ---------
          Net cash used in investing activities                        (32,737)          (39,249)
                                                                     ---------         ---------

Cash flows from financing activities:
     Proceeds from secured debt                                         28,959            63,618
     Repayment of secured debt                                         (56,944)          (24,899)
     Proceeds from refinancing of secured debt                          93,548           141,557
     Prepayment of secured debt                                        (93,548)         (156,557)
     Proceeds from short term demand notes payable                         685               112
     Repayment of short term demand notes payable                          (26)             (367)
     Proceeds from issuance of subordinated debt                             0                 0
     Repayment of subordinated debt                                    (10,747)           (1,000)
     Proceeds from sale of common stock                                 46,116                 0
     Proceeds from exercise of common stock options                          0                49
     Repayment of capital leases                                          (189)             (139)
     Purchase of treasury stock                                              0            (1,545)
     Payment of dividends                                                 (347)             (514)
                                                                     ---------         ---------
          Net cash provided by (used in) financing activities            7,507            20,315
                                                                     ---------         ---------

Net increase (decrease) in cash and cash equivalents:                    4,556             5,310
Cash and cash equivalents, beginning of period:                          6,817            11,062
                                                                     ---------         ---------

Cash and cash equivalents, end of period:                            $  11,373         $  16,372
                                                                     =========         =========


                         (continued on following page)
         The accompanying notes are an integral part of the consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Continued)
                                   (Unaudited)

                                                                For the quarter ended
                                                                       March 31,
                                                             ----------------------------
                                                                1999            2000
                                                                ----            ----
Reconciliation of net income to net cash provided
   by operating activities:

     Net Income                                               $  3,969         $  4,970
     Adjustments to reconcile net income to cash
       provided by operating activities:
        Depreciation and amortization                            1,688            2,033
        Provision for credit losses                              5,399            8,529
        Recovery of equipment cost and residual value,
          net of revenue recognized                             15,536           10,793
        Increase (decrease) in current taxes                      (500)            (119)
        Increase in deferred income taxes                        2,775              154
     Change in assets and liabilities:
        Decrease (increase) in other assets                        426           (1,973)
        (Decrease) increase in accounts payable                    (10)            (132)
        Increase (decrease) in accrued liabilities                 503              (11)
                                                              --------         --------
          Net cash provided by operating activities           $ 29,786         $ 24,244
                                                              ========         ========

Supplemental disclosure of noncash activities:
     Property acquired under capital leases                   $    213         $   --
     Accrual of common stock dividends                        $    467         $    508


         The accompanying notes are an integral part of the consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)

(A)  Nature of Business:

     MicroFinancial Incorporated (the "Company") which operates primarily through its wholly owned subsidiary, Leasecomm Corporation, is a specialized finance company that primarily leases and rents commercial "microticket" equipment and provides other financing services in amounts generally ranging from $900 to $2,500 with an average amount financed of approximately $1,500 and an average lease term of 44 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer based origination networks nationwide. The Company funds its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and on balance sheet securitizations.

(B)  Summary of Significant Accounting Policies:

Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements included in the Company's Annual Report and Form 10-K for the year ended December 31,1999.

Allowance for Credit Losses:

     The Company maintains an allowance for credit losses on its investment in leases, loans and service contracts at an amount that it believes is sufficient to provide an adequate provision against losses in its portfolio. The allowance is determined principally on the basis of the historical loss experience of the Company and the level of recourse provided by such leases, loans and service contracts, if any. In addition, the allowance reflects management's judgment of the additional loss potential considering future economic conditions and the nature and characteristics of the underlying lease portfolio. The Company determines the necessary periodic provision for the credit losses taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, loans and service contracts.

     The following table sets forth the Company's allowance for credit losses as of December 31, 1998 and, 1999 and March 31, 2000 and the related provision, charge-offs and recoveries for the year ended December 31, 1999 and the three months ended March 31, 2000.

        Balance at December 31, 1998 .......                    $24,850
        Provision for credit losses.........                     37,836
        Charge-offs.........................    35,957
        Recoveries..........................    14,990
                                               -------
         Charge-offs, net of recoveries.....                     20,967
                                                                -------
        Balance at December 31, 1999........                    $41,719
                                                                =======
        Provision for credit losses.........                      8,529
        Charge-offs.........................     8,708
        Recoveries..........................     3,848
                                               -------
         Charge-offs, net of recoveries.....                      4,860
        Transfer to other asset reserve.....                      1,933
                                                                -------
        Balance at March 31, 2000...........                    $43,455
                                                                =======

     For the three months ended March 31, 2000, the Company reserved $1.9 million against other receivables. The allowance reflects management's judgement of loss potential considering future economic conditions and the nature of the underlying receivables.

      The following table sets forth the Company's other asset reserve as of December 31, 1999 and March 31, 2000 and the related provision, charge-offs and recoveries for the three months ended March 31, 2000.

        Balance at December 31, 1999...............               $    0
                                                                  ======
        Transfer from allowance for credit losses..                1,933
                                                                  ------
        Charge-offs................................         0
        Recoveries.................................         0
                                                       ------
         Charge-offs, net of recoveries............                    0

        Balance at March 31, 2000..................               $1,933
                                                                  ======

Earnings Per Share:

     The Company applies the principles set forth in Statement of Financial Accounting Standard No. 128, "Earnings Per Share." ("SFAS No.128") which specifies the computation, presentation and disclosure requirements for net income per share. Basic net income per common share is computed based upon the weighted average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of dilutive earnings per share does not assume the issuance of common shares that have an antidilutive effect on the net income per share. Options to purchase zero and 830,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 1999 and 2000 respectively because their effects were antidilutive.


                                                   For quarter ended
                                                        March 31,
                                               ----------------------
                                               1999              2000
                                               ----              ----
Net Income                                  $     3,969        $     4,970
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net income per common share          12,002,922         12,788,578
   Dilutive effect of common stock
     options                                    106,128            104,981
Shares used in computation of net
   income per common share -
   assuming dilution                         12,109,050         12,893,559
                                            -----------        -----------

Net income per common share                 $      0.33        $      0.39
Net income per common share
      assuming dilution                     $      0.33        $      0.39

Notes Payable:

     On December 21, 1999, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $150,000,000 based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime for Prime Rate Loans, the prevailing rate per annum as offered in the interbank Eurodollar market (Eurodollar) plus 1.75% for Eurodollar Loans or the seven day Money Market rate plus 1.75% for Swing Line advances. If the Eurodollar Loans are not renewed upon their maturity they automatically convert into prime rate loans. Swing Line advances have a 7 day maturity and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line advances shall not exceed $5 million. The prime rates at December 31, 1999, and March 31, 2000 were 8.50% and 9.00% respectively. The 90-day Eurodollar rates December 31, 1999, and March 31, 2000 were 5.9375% and 6.2500%, respectively. The 7-day Money Market rates December 31, 1999, and March 31, 2000 were 5.6875% and 6.2200%, respectively.

The Company had borrowings outstanding under these agreements with the following terms:


                                 December 31, 1999                    March 31, 2000
                               ---------------------               --------------------
Type                           Rate           Amount               Rate          Amount
----                           ----           ------               ----          ------
                                          (in thousands)                      (in thousands)
Prime                         8.5000%        $ 14,330             9.0000%           5,095
Swing Line                                                        8.0600%           1,743
Swing Line                                                        8.0625%           1,888
Eurodollar                    7.9375%          17,500             7.7200%          17,500
Eurodollar                    7.8125%          12,000             8.0000%          12,000
Eurodollar                    8.0000%          65,000             7.9400%          50,000
                                          -----------                          ----------
      Total Outstanding                      $108,830                             $88,226
                                          -----------                          ----------

     Outstanding borrowings are collateralized by leases and service contracts pledged specifically to the financial institutions. All balances under the revolving line of credit will be automatically converted to a term loan on September 30, 2001 provided the line of credit is not renewed and no event of default exists at that date. All converted term loans are payable over the term of the underlying leases, loans and service contracts, but in any event not to exceed 36 monthly installments. The most restrictive covenants of the agreement have minimum net worth and income requirements.

     BLT III has two series of notes outstanding, the 1997-A Notes and the 1998-A Notes. In August 1997, BLT III issued the 1997-A Notes in aggregate principal amount of $44,763,000 and in November 1998, BLT III issued the 1998-A Notes in aggregate principal amount of $40,769,000. In March 2000, MFI I issued the 2000-1 Notes in aggregate principal amount of $50,056,686. Outstanding borrowings are collateralized by a specific pool of lease receivables.

     At December 31, 1999 and March 31,2000, BLT and MFI I had borrowings outstanding under the series of notes with the following terms:


                                 December 31, 1999                  March 31, 2000
                               --------------------              --------------------
Series                         Rate          Amount              Rate          Amount
------                         ----          ------              ----          ------
                                         (in thousands)                     (in thousands)
BLT III
1997-A Notes                  6.4200%        $ 9,498             6.4200%        $ 6,017
1998-A Notes                  6.0300%        $25,473             6.0300%        $23,219

MFI I
2000-1 Notes                                 $    --             7.3750%        $50,057
                                            --------                          ---------
      Total Outstanding                      $34,971                            $79,293
                                            --------                          ---------



     The Company also had other notes payable which totaled $816,000 and $1,070,000, at March 31, 2000 and December 31,1999, respectively. The notes are due on demand and bear interest at a rate of prime less 1.00%.

Stock Options:

     Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 2,000,000 shares of the Company's common stock for issuance pursuant to the 1998 Plan. The Company granted a total of 730,000 options during the three months ended March 31, 2000, to various members of management and board of directors. A total of 1,630,000 options were outstanding at March 31, 2000 of which 171,000 were vested.

Dividends:

     On February 14, 2000 the Company's Board of Directors approved a dividend of $.04 per common share for all outstanding common shares as of March 31, 2000 which were paid on April 17, 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

     Net income for the three months ended March 31, 2000 was approximately $5.0 million, an increase of $1.0 million or 25% from the three months ended March 31, 1999. This represents diluted earnings per share for the three months ended March 31, 2000 of $0.39 per share on weighted average outstanding shares of 12,893,559 as compared to $0.33 per share on weighted average outstanding shares of 12,109,050 for the three months ended March 31, 1999.

     Total revenues for the three months ended March 31, 2000 were $28.6 million, an increase of $6.2 million, or 28%, from the three months ended March 31, 1999. The increase was primarily due to an increase of $3.2 million, or 26%, in income on financing leases and loans, $1.1 million, or 17%, in rental and service contract income and $1.9 million, or 59%, in fee income. The increase in income on financing leases and loans was due to the increased number of leases originated. The majority of the increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term and the increased number of service contracts originated. The increase in fee income is the result of increased fees from the lessees related to the collection and legal process employed by the Company.

     Selling, general and administrative expenses increased by $325,000, or 5%, for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. Compensation and personnel related expenses increased by $618,000, or 18%, due to an increase in overall compensation levels, an increase in the number of employees needed to maintain the Company's portfolio as well as an increase of $142,000 in contract labor. These increases were offset in part by the expenses billed back to lessees related to the collection and legal process employed by the Company.

     Depreciation and amortization increased by $346,000, or 21%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

     The Company's provision for credit losses increased by $3.1 million or 58%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and the Company's review of their overall receivables. Dealer fundings increased by $6.5 million, or 21% and total revenues increased by $6.2 million, or 28% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This provision reflects management's judgement of loss potential considering economic conditions and the nature of the underlying receivables.

     Net interest expense increased by $455,000, or 17%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase resulted from the

Company's increased level of borrowings on its revolving line of credit as well as rising interest rates.

     Dealer fundings were $37.3 million for the three months ended March 31, 2000, up $6.5 million, or 21% as compared to the three months ended March 31, 1999. This increase is a result of a 118% growth in the Company's Point Of Sale business, as well as, continued growth in the Company's Non-Point Of Sale business. Total cash from customers increased by $3.6 million or 9.0% to a total of $41.9 million. This increase is primarily the result of an increase in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, and service contracts were up from $377 million in December of 1999 to $408.3 million in March of 2000, representing an 8% increase.

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

     The Company's uses of cash include the origination and acquisition of leases, loans and service contracts, payment of interest expenses, repayment of borrowings under its credit facilities, subordinated debt and securitizations, payment of selling, general and administrative expenses, income taxes, capital expenditures, and the Company's stock repurchase program.

     The Company utilizes its credit facility to fund the origination and acquisition of leases, loans and service contracts that satisfy the eligibility requirements established pursuant to each facility. At March 31, 2000, the Company had an aggregate maximum of $150.0 million available for borrowing under its credit facility, of which approximately $88.2 million was outstanding as of such date. To date, cash flow from its portfolio and other fees have been sufficient to repay current amounts due under the credit facilities and subordinated debt.

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

     This analysis presents the hypothetical loss in earnings, cash flows, or fair value of the financial instrument and derivative instruments held by the Company at March 31, 2000, that are sensitive to changes in interest rates. The Company uses interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company uses these instruments to reduce risk by creating offsetting market exposures. The instruments held by the Company are not held for trading purposes.

     In the normal course of operations, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk, and are not represented in the analysis that follows.

Interest Rate Risk Management

     This analysis presents the hypothetical loss in earnings of the financial instruments and derivative instruments held by the Company at March 31, 2000 that are sensitive to changes in interest rates. The Company enters into interest rate swaps to reduce exposure to interest-rate risk connected to existing liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

     Because the Company's net-earnings exposure under the combined debt and interest-rate swap was to 90-day Eurodollar Rate, the hypothetical loss was modeled by calculating the 10 percent adverse change in 90-day Eurodollar Rate and then multiplying it by the face amount of the debt (which equaled the face amount of the interest rate swap).

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

     Given the relatively short average life of the Company's leases, loans and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of

March 31, 2000, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's securitizations and indebtedness subject to the swap described below, represented 55% of the Company's outstanding indebtedness. In July 1997, the Company entered into an interest rate swap agreement with one of its banks. This agreement, which expires in July 2000, has a notional amount of $17.5 million, which represented 18% of the Company's fixed rate indebtedness outstanding at March 31, 2000. The interest rate associated with the swap is capped at 6.6%. During the term of the swap, the Company has agreed to match the swap amount with 90-day Eurodollar loans. If at any time the 90-day Eurodollar rate exceeds the swap cap of 6.6%, the bank would pay the Company the difference. Through March 31, 2000, the Company had entered into Eurodollar loans with interest rates ranging from 7.72% to 8.00%. This arrangement effectively changes the Company's floating interest rate exposure on the $17.5 million notional amount to a fixed rate of 8.35%.

     The aggregate hypothetical loss in earnings on an annual basis on the financial instruments and derivative instruments that would have resulted from a hypothetical increase of 10% in the 90-day Eurodollar rate, sustained for one month, is estimated to be $12,175.

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

     V. On April 3, 2000 a purported class action suit was filed in Superior Court of the State of California, County of San Mateo against Leasecomm and MicroFinancial as well as a number of other defendants with whom Leasecomm and MicroFinancial are alleged to have done business, directly or indirectly.

     The action is alleged as a "consumer fraud class action on behalf of defrauded California small businesses and their owners, who were induced to purchase services and/or goods from Defendants through false and misleading representations and material omissions." More specifically, the complaint seeks certification of a class of California persons and entities who purchased services or goods from Internet Success Systems, Inc., Fortune Financial Systems, Inc. (previously known as Fortune 21, Inc.), Fortune Financial Systems of Nevada, Inc., MarketComm Production; Bizz-e Inc. (also known as Bizz-e.com, Inc.), Cardservice International Inc. (also known as Cardservice Global Solutions) or Power Communications, Inc., directly or indirectly, at any time between February 7, 1997 and the present date. The complaint seeks certification of a subclass of those class members who entered into any lease agreement contracts with Leasecomm Corporation for the purposes of financing the goods or services allegedly purchased from these other entities. The class action complaint alleges ten causes of action for: (1) fraud and deceit; (2) negligent misrepresentation; (3) violations of California's Business & Professions Code ss.ss.17200 et seq. (unfair competition); (4) violations of California's Business & Professions Code ss.ss.17500 et seq. (false advertising); (5) violations of California's Civil Code ss.ss.1750 et seq. (Consumer Legal Remedies Act); (6) unjust enrichment; (7) fraud in the inducement of contract; (8) fraud in the inception of contract; (9) lack of consideration for contact; and (10) breach of the contractual covenant of good faith and fair dealing.

     The complaint prays for compensatory general and special damages according to proof; restitution and disgorgement according to proof; rescission of class member contracts with Leasecomm Corporation; injunctive relief against enforcement of class member contracts with Leasecomm Corporation; prejudgment interest; punitive and exemplary damages, costs, attorneys fees and such other relief as the court deems just.

     Since this matter is in an early stage, there can be no assurance as to its eventual outcome.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

EXHIBIT   DESCRIPTION OF EXHIBIT
-------   ----------------------

10.1 Standard Terms and Condition of Indenture dated as of March 21, 2000 governing the MFI Finance Corp. I, 7.375% Lease-Backed Notes, Series 2000-1 (the "2000-1 Notes")

10.2      Supplement to Indenture dated March 21,2000 governing the 2000-1
          Notes.

10.3      Specimen 2000-1 Note.

10.4      Standard Terms and Conditions of Servicing governing the 2000-1 Notes.

27        Financial Data Schedule

(b)  Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MicroFinancial Incorporated


                                       By: /s/ Peter R. Bleyleben
                                       -----------------------------------------
                                           President and Chief Executive Officer


                                       By: /s/ Richard F. Latour
                                       -----------------------------------------
                                           Executive Vice President, Chief
                                           Operating and Chief Financial Officer

Date:  May 22, 2000