Form 10-Q
period 2000-06-30
MICROFINANCIAL INC
filed 2000-08-14
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of August 11, 2000, 12,704,946 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED

                                Table of Contents

                                                                                        Page
                                                                                        ----
Part I                              FINANCIAL INFORMATION
         Item 1     Financial Statements (unaudited):
                      Condensed Consolidated Balance Sheets
                         December 31, 1999 and June 30, 2000                               3
                      Condensed Consolidated Statements of Operations
                         Three months ended June 30, 1999 and 2000
                         Six months ended June 30, 1999 and 2000                           4
                      Condensed Consolidated Statements of Cash Flows
                         Three months ended June 30, 1999 and 2000
                         Six months ended June 30, 1999 and 2000                           5
                      Notes to Condensed Consolidated Financial Statements                 7

         Item 2     Management's Discussion and Analysis of Financial
                      Condition and Results of Operation                                  12

         Item 3     Quantitative and Qualitative Disclosures about Market Risk            17

Part II                                   OTHER INFORMATION
         Item 1     Legal Proceedings                                                     19
         Item 6     Exhibits and Reports on Form 8-K                                      26

Signatures                                                                                27


                          MICROFINANCIAL INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)


                                                                December 31,    June 30,
                                                                    1999         2000
                                                                ------------    --------
                                     ASSETS
Net investment in leases and loans:
  Receivables due in installments                                $ 321,578      $ 381,574
  Estimated residual value                                          21,070         29,569
  Initial direct costs                                               8,164          9,597
  Loans receivable                                                  20,073         19,167
  Less:
    Advance lease payments and deposits                             (2,164)          (435)
    Unearned income                                               (100,815)      (129,306)
    Allowance for credit losses                                    (41,719)       (42,090)
                                                                 ---------      ---------
Net investment in leases and loans                                 226,187        268,076
Investment in service contracts                                     14,250         13,232
Cash and cash equivalents                                           11,062         18,836
Property and equipment, net                                          7,713         13,335
Other assets                                                         6,644          6,843
                                                                 ---------      ---------
      Total assets                                               $ 265,856      $ 320,322
                                                                 =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                    $ 144,871      $ 193,643
Subordinated notes payable                                           9,238          7,261
Capitalized lease obligations                                        1,244          1,058
Accounts payable                                                       339            569
Dividends payable                                                      514            572
Other liabilities                                                    4,748          4,765
Income taxes payable                                                 3,544          3,385
Deferred income taxes payable                                       22,520         22,752
                                                                 ---------      ---------
      Total liabilities                                            187,018        234,005
                                                                 ---------      ---------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 authorized;
    13,347,726 shares issued at 12/31/99; 13,374,646
    issued at 6/30/00                                                  133            134
  Additional paid-in capital                                        47,920         47,968
  Retained earnings                                                 36,656         45,678
  Treasury stock (667,790 shares of common stock at
    12/31/99, 831,890 shares of common stock at
    6/30/00), at cost                                               (5,777)        (7,372)
  Notes receivable from officers and employees                         (94)           (91)
                                                                 ---------      ---------
     Total stockholders' equity                                     78,838         86,317
                                                                 ---------      ---------
     Total liabilities and stockholders' equity                  $ 265,856      $ 320,322
                                                                 =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                    For the three months ended     For the six months ended
                                                             June 30,                    June 30,
                                                    --------------------------     -------------------------
                                                       1999           2000            1999           2000
                                                    ----------     -----------     ----------     ----------
Revenues:
  Income on financing leases and loans              $    13,661    $    16,946    $    26,038     $    32,490
  Income on service contracts                             1,369          2,183          2,553           4,373
  Rental income                                           5,036          6,861         10,717          12,671
  Loss and damage waiver fees                             1,399          1,485          2,795           2,955
  Service fees                                            2,246          3,467          4,063           7,094
                                                    --------------------------    ---------------------------
    Total revenues                                       23,711         30,942         46,166          59,583

Expenses:
  Selling general and administrative                      5,708          6,839         11,712          13,168
  Provision for credit losses                             6,064          9,040         11,463          17,569
  Depreciation and amortization                           1,767          2,554          3,455           4,587
  Interest                                                2,366          3,650          4,985           6,725
                                                    --------------------------    ---------------------------
    Total expenses                                       15,905         22,083         31,615          42,049
                                                    --------------------------    ---------------------------

Income before provision for income taxes                  7,806          8,859         14,551          17,534
Provision for income taxes                                3,263          3,728          6,039           7,433
                                                    --------------------------    ---------------------------
Net Income                                          $     4,543    $     5,131    $     8,512     $    10,101
                                                    ==========================    ===========================
Net Income per common share - basic                 $      0.34    $      0.40    $      0.67     $      0.79
                                                    ==========================    ===========================
Net Income per common share - diluted               $      0.34    $      0.40    $      0.67     $      0.78
                                                    ==========================    ===========================
Dividends per common share                          $     0.040    $     0.045    $     0.075     $     0.085
                                                    ==========================    ===========================

Weighted average shares used to compute:
    Basic Net Income per share                       13,295,416     12,707,898     12,649,169      12,748,238
                                                    --------------------------    ---------------------------
    Fully diluted Net Income per share               13,533,369     12,780,334     12,811,471      12,941,357
                                                    --------------------------    ---------------------------



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                    For the three months ended     For the six months ended
                                                             June 30,                    June 30,
                                                    --------------------------     -------------------------
                                                       1999           2000            1999           2000
                                                    ----------     -----------     ----------     ----------
Cash flows from operating activities:
  Cash received from customers                       $ 38,446       $ 43,941       $  76,727      $  85,828
  Cash paid to suppliers and employees                (12,375)        (7,191)        (18,261)       (18,257)
  Cash paid for income taxes                             (267)        (3,792)           (797)        (7,637)
  Interest paid                                        (2,089)        (3,862)         (4,984)        (6,959)
  Interest received                                     1,040            406           1,856            771
                                                     ------------------------      ------------------------
    Net cash provided by operating activities          24,755         29,502          54,541         53,746

Cash flows from investing activities:
  Investment in lease contracts                       (28,285)       (46,716)        (49,520)       (81,942)
  Investment in direct costs                           (2,050)        (2,162)         (3,029)        (4,682)
  Investment in service contracts                      (2,343)        (1,054)         (4,188)        (2,368)
  Investment in loans receivable                       (2,698)             0         (11,129)             0
  Investment in fixed assets                             (435)          (722)           (572)        (1,121)
  Issuance of notes from officers and employees            (1)             0              (2)             0
  Repayment of notes from officers                          4              1             106              3
  Investment in notes receivable                          (119)           (39)           (417)           (70)
  Repayment of notes receivable                           115             23             202            262
                                                     ------------------------      ------------------------
    Net cash used in investing activities             (35,812)       (50,669)        (68,549)       (89,918)
                                                     ------------------------      ------------------------
Cash flows from financing activities:
  Proceeds from secured debt                           24,312         51,764          53,271        115,382
  Repayment of secured debt                            (9,631)       (26,410)        (66,575)       (51,309)
  Proceeds from refinancing of secured debt            65,452         92,000         159,000        233,557
  Prepayment of secured debt                          (65,452)       (92,000)       (159,000)      (248,557)
  Proceeds from short term demand notes payable           155              0             840            144
  Repayment of short term demand notes payable             (3)           (47)            (29)          (446)
  Repayment of subordinated debt                       (1,000)        (1,000)        (11,747)        (2,000)
  Proceeds from sale of common stock                        0              0          46,116              0
  Proceeds from exercise of common stock options           13              0              13             49
  Repayment of capital leases                            (200)          (118)           (389)          (257)
  Purchase of treasury stock                           (1,808)           (50)         (1,808)        (1,595)
  Payment of dividends                                   (466)          (508)           (813)        (1,022)
                                                     ------------------------      ------------------------
    Net cash provided by (used in)
     financing activities                              11,372         23,631          18,879         43,946
                                                     ------------------------      ------------------------
Net increase (decrease) in cash and cash
  equivalents:                                            315          2,464           4,871          7,774
Cash and cash equivalents, beginning
  of period:                                           11,373         16,372           6,817         11,062
                                                     ------------------------      ------------------------
Cash and cash equivalents, end of period:            $ 11,688       $ 18,836       $  11,688      $  18,836
                                                     ========================      ========================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Continued)
                                  (Unaudited)

                                                    For the three months ended     For the six months ended
                                                             June 30,                    June 30,
                                                    --------------------------     -------------------------
                                                       1999           2000            1999           2000
                                                    ----------     -----------     ----------     ----------
Reconciliation of net income to net cash
  provided by operating activities:

  Net Income                                         $  4,543       $  5,131        $  8,512       $ 10,101
  Adjustments to reconcile net income to
    cash provided by operating activities
   Depreciation and amortization                        1,767          2,554           3,455          4,587
   Provision for credit losses                          6,064          9,040          11,463         17,569
   Recovery of equipment cost and residual
    value, net of revenue recognized                    9,627         12,031          25,163         22,824
   Increase (decrease) in current taxes                     0            (40)           (500)          (159)
   Increase in deferred income taxes                    3,014             78           5,789            232
 Change in assets and liabilities:
   Decrease (increase) in other assets                   (357)           379              69         (1,594)
   (Decrease) increase in accounts payable                145            362             135            230
   Increase (decrease) in accrued liabilities             (48)           (33)            455            (44)
                                                     ------------------------       -----------------------
      Net cash provided by operating activities      $ 24,755       $ 29,502        $ 54,541       $ 53,746
                                                     ========================       =======================

Supplemental disclosure of noncash activities:
  Property acquired under capital leases             $    606       $     71        $    819       $     71
  Accrual of common stock dividends                  $    534       $    572        $    534       $    572


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)

(A)       Nature of Business:

      MicroFinancial Incorporated (the "Company") which operates primarily through its wholly owned subsidiary, Leasecomm Corporation, is a specialized finance company that primarily leases and rents commercial "microticket" equipment and provides other financing services in amounts generally ranging from $900 to $10,000 with an average amount financed of approximately $1,500 and an average lease term of 42 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer based origination networks nationwide. The Company funds its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and on balance sheet securitizations.

(B)      Summary of Significant Accounting Policies:

Basis of Presentation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. The results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements included in the Company's Annual Report and Form 10-K for the year ended December 31,1999.

Provision for Credit Losses:

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

     The following table sets forth the Company's allowance for credit losses as of December 31, 1998 and, 1999 and June 30, 2000 and the related provision, charge-offs and recoveries for the year ended December 31, 1999 and the six months ended June 30, 2000.


      Balance at December 31, 1998...................            $24,850
      Provision for credit losses....................             37,836
      Charge-offs....................................  35,957
      Recoveries.....................................  14,990
                                                      -------
        Charge-offs, net of recoveries...............             20,967
                                                                 -------
      Balance at December 31, 1999...................            $41,719
                                                                 =======
      Provision for credit losses....................             17,569
      Charge-offs....................................   22,573
      Recoveries.....................................    7,308
                                                       -------
        Charge-offs, net of recoveries...............             15,265
      Transfer to other asset reserve................              1,933
                                                                 -------
      Balance at June 30, 2000.......................            $42,090
                                                                 =======

     For the six months ended June 30, 2000, the Company reserved $1.9 million against other receivables. The allowance reflects management's judgement of loss potential considering future economic conditions and the nature of the underlying receivables.

      The following table sets forth the Company's other asset reserve as of December 31, 1999 and June 30, 2000 and the related provision, charge-offs and recoveries for the six months ended June 30, 2000.


      Balance at December 31, 1999...................            $     0
                                                                 =======
      Transfer from allowance for credit losses......              1,933
                                                                 -------
      Charge-offs....................................    698
      Recoveries.....................................      0
                                                      ------
        Charge-offs, net of recoveries...............                698

      Balance at June 30, 2000.......................            $ 1,235
                                                                 =======

Earnings Per Share:

     The Company applies the principles set forth in Statement of Financial Accounting Standard No. 128, "Earnings Per Share." ("SFAS No.128") which specifies the computation, presentation and disclosure requirements for net income per share. Basic net income per common share is computed based upon the weighted average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of dilutive earnings per share does not assume the issuance of common shares that have an antidilutive effect on the net income per share. Options to purchase zero and 830,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 1999 and 2000 respectively because their effects were antidilutive. Options to purchase zero and 830,000 shares of common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 1999 and 2000 respectively because their effects were antidilutive.


                                For three months ended          For six months ended
                                         June 30,                    June 30,
                               --------------------------    ---------------------------
                                   1999          2000            1999           2000
                               -----------    -----------     ----------     -----------
Net Income                     $      4,543   $      5,131    $     8,512    $     10,101
Shares used in computation:
  Weighted average common
   shares outstanding used
   in computation of net
   income per common share       13,295,416     12,707,898      12,649,169     12,748,238
  Dilutive effect of common
   stock options                    237,953         72,437         162,302        193,119
Shares used in computation
  net income per common
  share - assuming dilution      13,533,369     12,780,335      12,811,471     12,941,357
                                -----------    -----------     -----------    -----------
Net income per common share     $      0.34    $      0.40     $      0.67    $      0.79
Net income per common share
  assuming dilution             $      0.34    $      0.40     $      0.67    $      0.78


Notes Payable:

     On December 21, 1999, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $150,000,000 based upon qualified lease receivables, loans, rentals and service contracts. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime for Prime Rate Loans, the prevailing rate per annum as offered in the interbank Eurodollar market (Eurodollar) plus 1.75% for Eurodollar Loans or the seven day Money Market rate plus 2.00% for Swing Line advances. If the Eurodollar Loans are not renewed upon their maturity they automatically convert into prime rate loans. Swing Line advances have a 7 day maturity and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line advances shall not exceed $5 million. The prime rates at December 31, 1999, and June 30, 2000 were 8.50% and 9.50% respectively. The 90-day Eurodollar rates December 31, 1999, and June 30, 2000 were 5.9375% and 6.72%, respectively. The 7-day Money Market rates December 31, 1999, and June 30, 2000 were 5.6875% and 6.84%, respectively.

The Company had borrowings outstanding under these agreements with the following terms:
                                   December 31, 1999           June 30, 2000
                                 ----------------------     -------------------
             Type                 Rate          Amount       Rate        Amount
           ----------            -------       --------     ------      -------
                                          (in thousands)          (in thousands)
           Prime                 8.5000%       $ 14,330     9.5000%    $  9,752
           Swing Line                                       8.7800%       1,914
           Swing Line                                       8.8800%       2,511
           Eurodollar                                       8.4700%      30,000
           Eurodollar            7.9375%         17,500     7.9700%      17,500
           Eurodollar            7.8125%         12,000     8.5000%      12,000
           Eurodollar            8.0000%         65,000     8.5000%      50,000
                                               --------                --------
              Total Outstanding                $108,830                $123,677
                                               --------                --------

     Outstanding borrowings are collateralized by leases, loans, rentals and service contracts pledged specifically to the financial institutions. All balances under the revolving line of credit will be automatically converted to a term loan on September 30, 2001 provided the line of credit is not renewed and no event of default exists at that date. All converted term loans are payable over the term of the underlying leases, loans, rentals and service contracts, but in any event not to exceed 36 monthly installments. The most restrictive covenants of the agreement have minimum net worth and income requirements.

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

     At December 31, 1999 and June 30, 2000, BLT and MFI I had borrowings outstanding under the series of notes with the following terms:

                                   December 31, 1999           June 30, 2000
                                 ----------------------     -------------------
             Series                Rate          Amount       Rate       Amount
           ----------            -------       --------     -------     -------
                                          (in thousands)          (in thousands)
           BLT III
           1997-A Notes          6.4200%        $ 9,498      6.4200%    $ 2,744
           1998-A Notes          6.0300%        $25,473      6.0300%    $20,723

           MFI I
           2000-1 Notes                         $    --      7.3750%    $45,730
                                                -------                 -------
                                                $34,971                 $69,197
                                                -------                 -------

     The Company also had other notes payable which totaled $769,000 and $1,070,000, at June 30, 2000 and December 31,1999, respectively. The notes are due on demand and bear interest at a rate of prime less 1.00%.

Stock Options:

     Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 2,000,000 shares of the Company's common stock for issuance pursuant to the 1998 Plan. No options were granted during the three months ended June 30, 2000. A total of 1,630,000 options were outstanding at June 30, 2000 of which 171,000 were vested.

Dividends:

     On June 19, 2000 the Company's Board of Directors approved a dividend of $.045 per common share for all outstanding common shares as of June 30, 2000 which was paid on July 14, 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

     Net income for the three months ended June 30, 2000 was approximately $5.1 million, an increase of $600,000 or 13% from the three months ended June 30, 1999. This represents diluted earnings per share for the three months ended June 30, 2000 of $0.40 per share on weighted average outstanding shares of 12,780,334 as compared to $0.34 per share on weighted average outstanding shares of 13,533,369 for the three months ended June 30, 1999.

     Total revenues for the three months ended June 30, 2000 were $30.9 million, an increase of $7.2 million, or 30%, from the three months ended June 30, 1999. The increase was primarily due to an increase of $3.3 million, or 24%, in income on financing leases and loans, $2.6 million, or 41%, in rental and service contract income and $1.3 million, or 36%, in fee income. The increase in income on financing leases and loans was due to the increased number of leases originated. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, a rental portfolio of 7,085 accounts purchased during the three months ended June 30, 2000 and the increased number of service contracts originated. The increase in fee income is the result of increased fees from the lessees related to the collection and legal process employed by the Company.

     Selling, general and administrative expenses increased by $1.1 million, or 20%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. Compensation and personnel related expenses increased by $800,000 or 22%, due to an increase in overall compensation levels, an increase in the number of employees needed to maintain the Company's portfolio, as well as an increase of $60,000 in contract labor. Additionally, the Company decided to accrue approximately $352,000 for discretionary management bonuses which are contingent upon Board of Director approval after the close of the fiscal year and company contributions to the employee 401(k) plan.

     Depreciation and amortization increased by $800,000, or 45%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

     The Company's provision for credit losses increased by $3.0 million or 49%, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering economic conditions and the nature of the underlying receivables. Total revenues increased by $7.2 million, or 30% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

     Net interest expense increased by $1.3 million, or 54%, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase resulted from the

Company's increased level of borrowings on its revolving line of credit as well as rising interest rates.

     Dealer fundings were $47.3 million for the three months ended June 30, 2000, up $14.1 million, or 42.5% as compared to the three months ended June 30, 1999. This increase is a result of a 67% growth in the Company's Point Of Sale business, as well as, continued growth in the Company's Non-Point Of Sale business. Total cash from customers increased by $5.5 million or 14% to a total of $43.9 million. This increase is primarily the result of an increase in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, and service contracts were up from $377 million in December of 1999 to $443.5 million in June of 2000, representing an 18% increase.


Six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

     Net income for the six months ended June 30, 2000 was approximately $10.1 million, an increase of $1.6 million or 19% from the six months ended June 30, 1999. This represents diluted earnings per share for the six months ended June 30, 2000 of $0.78 per share on weighted average outstanding shares of 12,941,357 as compared to $0.67 per share on weighted average outstanding shares of 12,811,471 for the six months ended June 30, 1999.

     Total revenues for the six months ended June 30, 2000 were $59.6 million, an increase of $13.4 million, or 29%, from the six months ended June 30, 1999. The increase was primarily due to an increase of $6.5 million, or 25%, in income on financing leases and loans, $3.8 million, or 28%, in rental and service contract income and $3.2 million, or 47%, in fee income. The increase in income on financing leases and loans was due to the increased number of leases originated. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, a rental portfolio of 7,085 accounts purchased during the six months ended June 30, 2000 and the increased number of service contracts originated. The increase in fee income is the result of increased fees from the lessees related to the collection and legal process employed by the Company.

     Selling, general and administrative expenses increased by $1.5 million, or 12%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. Compensation and personnel related expenses increased by $1.4 million, or 19%, due to an increase in overall compensation levels, an increase in the number of employees needed to maintain the Company's portfolio as well as an increase of $200,000 in contract labor. Additionally, the Company decided to accrue approximately $352,000 for discretionary management bonuses which are contingent upon Board of Director approval after the close of the fiscal year and company contributions to the employee 401(k) plan.

     Depreciation and amortization increased by $1.1 million, or 33%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

     The Company's provision for credit losses increased by $6.1 million or 53%, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period reflects management's judgement of loss potential considering economic conditions and the nature of the underlying receivables. Total revenues increased by $13.4 million, or 29% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

     Net interest expense increased by $1.7 million, or 35%, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase resulted from the Company's increased level of borrowings on its revolving line of credit as well as rising interest rates.

     Dealer fundings were $84.6 million for the six months ended June 30, 2000, up $20.7 million, or 32% as compared to the six months ended June 30, 1999. This increase is a result of a 87% growth in the Company's Point Of Sale business, as well as, continued growth in the Company's Non-Point Of Sale business. Total cash from customers increased by $9.1 million or 12% to a total of $85.8 million. This increase is primarily the result of an increase in the size of the overall portfolio.

EXPOSURE TO CREDIT LOSSES

     The following table sets forth certain information as of December 31, 1998 and 1999 and June 30, 2000 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases service contracts and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                                       As of             As of
                                                    December 31         June 30
                                               ---------------------   --------
                                                 1998         1999       2000
                                               --------     --------   --------
  Cumulative amounts billed (in thousands)     $317,034     $380,380   $422,705
  31-60 days past due                              1.3%         1.7%       1.9%
  61-90 days past due                              1.3%         1.3%       1.7%
  over 90 days past due                            7.8%         7.4%       8.4%
                                               --------     --------   --------
     Total past due                               10.4%        10.4%      12.0%
                                               ========     ========   ========


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company's lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new leases, loans and service contracts. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and its on-balance sheet securitizations. The Company will continue to require significant additional capital to maintain and expand its volume of leases, loans, rentals and service contracts, as well as to fund future acquisitions of leasing companies or portfolios.

     The Company's uses of cash include the origination and acquisition of leases, loans, rentals and service contracts, payment of interest expenses, repayment of borrowings under its credit facilities, subordinated debt and securitizations, payment of selling, general and administrative expenses, income taxes, capital expenditures, and the Company's stock repurchase program.

     The Company utilizes its credit facility to fund the origination and acquisition of leases, loans, rentals and service contracts that satisfy the eligibility requirements established pursuant to each facility. At June 30, 2000, the Company had an aggregate maximum of $150 million available for borrowing under its credit facility, of which approximately $123.7 million was outstanding as of such date. To date, cash flow from its portfolio and other fees have been sufficient to repay current amounts due under the credit facilities and subordinated debt.

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

     This analysis presents the hypothetical loss in earnings, cash flows, or fair value of the financial instrument and derivative instruments held by the Company at June 30, 2000, that are sensitive to changes in interest rates. The Company has used interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company used these instruments to reduce risk by creating offsetting market exposures. The instruments held by the Company are not held for trading purposes and expired on July 10, 2000.

     In the normal course of operations, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk, and are not represented in the analysis that follows.

Interest Rate Risk Management

     This analysis presents the hypothetical loss in earnings of the financial instruments and derivative instruments held by the Company at June 30, 2000 that are sensitive to changes in interest rates. The Company has entered into interest rate swaps to reduce exposure to interest-rate risk connected to existing liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

     Because the Company's net-earnings exposure under the combined debt and interest-rate swap was to 90-day Eurodollar Rate, the hypothetical loss was modeled by calculating the 10 percent adverse change in 90-day Eurodollar Rate and then multiplying it by the face amount of the debt (which equaled the face amount of the interest rate swap).

     The implicit yield to the Company on all of its leases, loans, rentals and service contracts is on a fixed interest rate basis due to the leases, loans, rentals and service contracts having scheduled payments that are fixed at the time of origination of the lease, loan, rentals or service contract. When the Company originates or acquires leases, loans and service contracts it bases its pricing in part on the "spread" it expects to achieve between the implicit yield rate to the Company on each lease, loan or service contract and the effective interest cost it will pay when it finances such leases, loans and service contracts through its credit facilities. Increases in the interest rates during the term of each lease, loan or service contract could narrow or eliminate the spread, or result in a negative spread. The Company has adopted a policy designed to protect itself against interest rate volatility during the term of each lease, loan or service contract.

     Given the relatively short average life of the Company's leases, loans, rentals and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations.

As of June 30, 2000, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's securitizations and indebtedness subject to the swap described below, represented 45% of the Company's outstanding indebtedness. In July 1997, the Company entered into an interest rate swap agreement with one of its banks. This agreement, which expired on July 10, 2000, has a notional amount of $17.5 million, which represented 20% of the Company's fixed rate indebtedness outstanding at June 30, 2000. The interest rate associated with the swap is capped at 6.6%. During the term of the swap, the Company has agreed to match the swap amount with 90-day Eurodollar loans. If at any time the 90-day Eurodollar rate exceeds the swap cap of 6.6%, the bank would pay the Company the difference. Through June 30, 2000, the Company had entered into Eurodollar loans with interest rates ranging from 7.97% to 8.50%. This arrangement effectively changes the Company's floating interest rate exposure on the $17.5 million notional amount to a fixed rate of 8.35%.

     The aggregate hypothetical loss in earnings on an annual basis on the financial instruments and derivative instruments that would have resulted from a hypothetical increase of 10% in the 90-day Eurodollar rate, sustained for one month, is estimated to be $12,175.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuits described below are without merit, and the Company is vigorously defending each of the allegations. Four (4) of the first five (5) actions described below have been filed by the same attorney, on behalf of various plaintiffs. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

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

     The parties have filed various motions with the Court. Two of these motions, namely Leasecomm and the Company's motions to Dismiss the Fourth Amended Complaint, have been heard by the Court and are awaiting decision. The Plaintiffs' Motion for Class Certification is pending, and the Court has not yet scheduled a hearing.

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

     The parties have filed various motions with the Court. In December, 1999, the Court granted Leasecomm's motion to dismiss in part, and ordered that the federal Truth in Lending and Fair Debt Collection Practices claims be dismissed. The Court then ordered the remaining claims to be remanded to the Middlesex Superior Court for further proceedings, including decisions on the balance of Leasecomm's motion to dismiss, since all federal claims in the case had been dismissed. Leasecomm subsequently filed a renewed motion to dismiss in the Superior Court, again asserting that the remaining non-federal claims are legally insufficient and should have been presented in earlier court proceedings. The Court has heard argument on Leasecomm's motion to dismiss, but has not yet issued a ruling.

     Since this matter is in an early stage, there can be no assurance as to its eventual outcome.

     III.On October 25, 1999, a purported class action lawsuit was filed in Middlesex Superior Court in The Commonwealth of Massachusetts against Leasecomm (the "Lamar Complaint"). The purported class consists of all individuals and businesses who, on or after September 28, 1996, signed a Leasecomm agreement which states that it is "non-cancelable" and/or contains certain standard provisions relating to delivery and acceptance of the leased equipment and warranties and servicing for the equipment. The Plaintiffs contend that these particular lease terms are contrary to Article 2A of the Uniform Commercial Code as adopted in Massachusetts and that Leasecomm's use of these terms constitutes an unfair and deceptive trade practice under Chapter 93A of the Massachusetts General Laws. The Plaintiffs seek a declaration that the lease terms in question are unfair and deceptive and that Leasecomm's use of those terms is unfair and deceptive. The Plaintiffs also seek a Court order requiring Leasecomm to notify all purported class members of the Court's ruling in the case; to stop using the lease terms or similar lease terms which allegedly misstate lessees' rights under Massachusetts law; to refrain from enforcing those lease terms against any of the purported class members; to refrain from providing or communicating incorrect information regarding lessees' rights under Massachusetts law; and to include in every lease agreement language which conspicuously describes the rights of lessees under Massachusetts law. Finally, the Plaintiffs seek reimbursement of their costs and attorneys' fees.

     The parties have filed various motions with the Court. After the Court denied Leasecomm's Motion to Dismiss without prejudice to its being re-filed at a later time, plaintiffs filed a Second Amended Complaint voluntarily withdrawing one plaintiff and substituting a new plaintiff. Leasecomm has filed an answer to the Second Amended Complaint, and the Plaintiffs have filed a motion for class certification. Leasecomm's opposition to the motion for class certification will be due in August, and the Court has not yet scheduled a hearing.

     Since this matter is in an early stage, there can be no assurance as to its eventual outcome.

     IV. On or about June 16, 2000, a purported class action lawsuit was filed in Middlesex Superior Court in the Commonwealth of Massachusetts against Leasecomm, the Company, John Gregory Hines, Richard F. Latour, Peter R. von Bleyleben, Cardservice International, Inc., Autorize.net Corporation, and Humboldt Bank (the "Bradford Complaint").

     The purported class consists of individuals and businesses who have executed or will in the future execute, as lessee or guarantor, a four-year Leasecomm "non-cancellable" lease of an Authorize.net Corporation "virtual terminal" marketed by Cardservice International, Inc. (the "Lease Agreements"), and the lease provides for a "base payment" of at least $39.99 per month.

     Plaintiffs allege: that the Lease Agreements are, in fact, loans that are subject to state usury laws; that the Lease Agreements are usurious; that Leasecomm's use of the Lease Agreements constitutes an unfair and deceptive trade practice in violation of Massachusetts General Laws Chapter 93A; that various of the defendants have conspired with one another to defraud the members of the purported class and have violated Massachusetts General Laws Chapter 93A; and that the Company is liable for any damages that might be entered in favor of the Plaintiffs and the purported class members and against Leasecomm.

     Plaintiffs and the members of the purported class seek: unspecified damages for monetary losses allegedly sustained by them and reimbursement of costs and attorneys' fees; treble damages; a declaration that the Lease Agreements are loans rather than leases and that the Lease Agreements are usurious; rescission of the Lease Agreements, or reformation of the Lease Agreements to conform with the limitations on interest rates set forth in the Massachusetts usury statute, and return of all moneys paid to Leasecomm, or all monies paid in excess of amounts that would be allowable under the Massachusetts usury statute; declarations that the alleged conduct of the defendants constitutes unfair and deceptive trade practices in violation of Massachusetts General Laws Chapter 93A; injunctive relief requiring Leasecomm to notify any credit bureaus to which it may have reported Plaintiffs or purported class members as delinquent that their accounts are in good standing, prohibiting Leasecomm from charging usurious interest rates, prohibiting Leasecomm from referring to the Lease Agreements as "leases," requiring Leasecomm to display the annual percentage rate and total finance charges on all of the Lease Agreements, and prohibiting the Company from participating in or benefiting from any transactions by Leasecomm involving the financing of "virtual terminals".

     The defendants' responses to the Bradford Complaint are presently due in late August, 2000.

     Since this matter is in an early stage, there can be no assurance as to its eventual outcome.

     V. On or about June 16, 2000, a purported class action lawsuit was filed in Middlesex Superior Court in the Commonwealth of Massachusetts against Leasecomm, the Company, John Gregory Hines, Richard F. Latour, Peter R. von Bleyleben, E-Commerce Exchange, LLC, Creditcards.com, and Humboldt Bank (the "Okougbo Complaint").

     The purported class consists of individuals and businesses who have executed or will in the future execute, as lessee or guarantor, a four-year Leasecomm "non-cancellable" lease of certain models of "Verifone" equipment provided by or through E-Commerce Exchange, LLC (the "Lease Agreements"), and the lease provides for "base payments" of at least $49.95 per month.

     Plaintiffs allege: that the Lease Agreements are, in fact, loans that are subject to state usury laws; that the Lease Agreements are usurious; that Leasecomm's use of the Lease Agreements constitutes an unfair and deceptive trade practice in violation of Massachusetts General Laws Chapter 93A; that various of the defendants have conspired with one another to defraud the members of the purported class and have violated Massachusetts General Laws Chapter 93A; and that the Company is liable for any damages that might be entered in favor of the Plaintiffs and the purported class members and against Leasecomm.

     Plaintiffs and the members of the purported class seek: unspecified damages for monetary losses allegedly sustained by them and reimbursement of costs and attorneys' fees; treble damages; a declaration that the Lease Agreements are loans rather than leases and that the Lease Agreements are usurious; rescission of the Lease Agreements, or reformation of the Lease Agreements to conform with the limitations on interest rates set forth in the Massachusetts usury statute, and return of all moneys paid to Leasecomm, or all monies paid in excess of amounts that would be allowable under the Massachusetts usury statute; declarations that the alleged conduct of the defendants constitutes unfair and deceptive trade practices in violation of Massachusetts General Laws Chapter 93A; injunctive relief requiring Leasecomm to notify any credit bureaus to which it may have reported Plaintiffs or purported class members as delinquent that their accounts are in good standing, prohibiting Leasecomm from charging usurious interest rates, prohibiting Leasecomm from referring to the Lease Agreements as "leases," requiring Leasecomm to display the annual percentage rate and total finance charges on all of the Lease Agreements, and prohibiting the Company from participating in or benefiting from the alleged activities set forth in the Complaint.

     The defendants responses to the Okougbo Complaint are presently due in late August, 2000.

     Since this matter is in an early stage, there can be no assurance as to its eventual outcome.

     VI. On January 20, 2000, the Company filed suit against Sentinel Insurance Company Limited ("Sentinel"), in the United States District Court for the District of Massachusetts (the "Sentinel Complaint"). On August 18, 1999, Sentinel had issued a Business Performance Insurance Policy (the "Policy") to the Company as collateral for a Twelve Million Dollar ($12,000,000) loan (the "Loan") that the Company had made to Premier Holidays International, Inc. ("Premier"). The Loan was personally guaranteed by Premier's President, Daniel DelPiano ("DelPiano"). Pursuant to the terms of the Policy, Sentinel was obligated to make payment to the Company for any and all amounts payable under the terms of the Loan, in the event a default by Premier occurred. After Premier and DelPiano defaulted on their repayment obligations, the Company made demand on Sentinel for payment under the Policy. The Company filed the Sentinel Complaint after Sentinel refused to make payment to the Company under the Policy. On February 3, 2000, the Company amended its Complaint to assert claims against Premier and DelPiano arising out of their failure to make payments required under the Loan and the personal guaranty.

     On March 1, 2000, the Company filed a motion for summary judgment on its claims against Sentinel, seeking judgment in the amount of $13,065,266.49, plus post-judgment interest and attorneys' fees. The Court has not heard this motion.

     On March 6, 2000, Premier and DelPiano filed a motion in the Massachusetts action to dismiss that action or, in the alternative, to transfer to the Northern District of Georgia, based upon their contention that they are not subject to personal jurisdiction in Massachusetts, that the contracts containing the forum-selection clause were procured by fraud, and that Leasecomm should have been named as a plaintiff. On April 13, 2000, the United States District Court for the District of Massachusetts issued a Memorandum and Order denying Premier and DelPiano's motion.

     On March 9, 2000 the Company filed a motion for preliminary injunction seeking an order requiring Sentinel, Premier and Del Piano to turn over to the Company any collateral in their possession or to which the Company and Leasecomm may be entitled as a result of both Premier's and Sentinel's defaults under the Loan and the Policy, respectively. On June 13, 2000, the Court denied the Company's motion for preliminary injunction, on the express condition that Sentinel provide adequate assurance of its financial condition within 30 days. Sentinel failed to do so, and the Company filed a renewed motion for preliminary injunction on July 17, 2000. The Court has not yet scheduled a hearing.

     On January 26, 2000, Premier and DelPiano filed suit against the Company, its wholly-owned subsidiary, Leasecomm Corporation, and Sentinel in the Superior Court of Fulton County, Georgia (the "Premier Complaint"). Premier and DelPiano allege that, notwithstanding the plain wording of both the Loan and the Policy, Premier agreed to borrow the full amount of the Loan only upon alleged representations by the Company that it would loan Premier an additional Forty-Five Million Dollars ($45,000,000). The documents evidencing the Loan, and the documents evidencing the Policy, refer only to the amount of the Loan ($12,000,000), and not to any greater amount. Premier alleges that, as a result, it has suffered actual and consequential damages in the amount of Seven Hundred Sixty-Nine Million Three Hundred Fifty Thousand Dollars ($769,350,000) plus interest, costs, and attorneys' fees. Premier seeks punitive damages in the amount of Five Hundred Million Dollars ($500,000,000). Premier also seeks injunctive relief barring the Company and Leasecomm from making demand on or commencing court action to collect on the Policy.

     On February 22, 2000, Leasecomm removed this case to federal court for the Northern District of Georgia. Leasecomm has filed a motion to dismiss the Premier Complaint, or, alternatively, to transfer this case to federal court in Massachusetts, and is awaiting the Court's decision.

     Discovery in the Massachusetts action is in the preliminary stages. Since this matter is in an early stage, there can be no assurance as to its eventual outcome.

     VII. On April 3, 2000 a purported class action suit was filed in Superior Court of the State of California, County of San Mateo against Leasecomm and MicroFinancial as well as a number of other defendants with whom Leasecomm and MicroFinancial are alleged to have done business, directly or indirectly.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index

EXHIBIT     DESCRIPTION OF EXHIBIT
-------     ----------------------
10.5        Office Lease Agreement by and between WXI/AJP Real Estate
            Limited Partnership and Leasecomm Corporation dated May 3,
            2000 for facilities in Newark, California.

27          Financial Data Schedule

(b)      Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MicroFinancial Incorporated

                                    By: /s/ Peter R. Bleyleben
                                    ----------------------------
                                          President and Chief Executive Officer

                                    By: /s/ Richard F. Latour
                                    --------------------------------------------
                                          Executive Vice President, Chief
                                          Operating and Chief
Financial Officer

Date:  August 14, 2000