Form 10-Q
period 2000-09-30
MICROFINANCIAL INC
filed 2000-11-14
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of November 10, 2000, 12,710,946 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED

                                Table of Contents
                                                                          Page

Part I   FINANCIAL INFORMATION

     Item 1  Financial Statements (unaudited):
               Condensed Consolidated Balance Sheets
                 December 31, 1999 and September 30, 2000                   3
               Condensed Consolidated Statements of Operations
                 Three months ended September 30, 1999 and 2000
                 Nine months ended September 30, 1999 and 2000              4
               Condensed Consolidated Statements of Cash Flows
                 Three months ended September 30, 1999 and 2000
                 Nine months ended September 30, 1999 and 2000              5
             Notes to Condensed Consolidated Financial Statements           7

     Item 2  Management's Discussion and Analysis of Financial
               Condition and Results of Operation                          12

     Item 3  Quantitative and Qualitative Disclosures about
               Market Risk                                                 17

Part II  OTHER INFORMATION
     Item 1   Legal Proceedings                                            18
     Item 6   Exhibits and Reports on Form 8-K                             26

Signatures                                                                 27

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                   December 31,    September 30,
                                                      1999             2000
                                                   ------------    -------------

                                     ASSETS

Net investment in leases and loans:
     Receivables due in installments                $ 321,578        $ 406,392
     Estimated residual value                          21,070           33,528
     Initial direct costs                               8,164            9,471
     Loans receivable                                  20,073           15,817
     Less:
        Advance lease payments and deposits            (2,164)            (414)
        Unearned income                              (100,815)        (137,313)
        Allowance for credit losses                   (41,719)         (44,693)
                                                    ---------        ---------
Net investment in leases and loans                    226,187          282,788
Investment in service contracts                        14,250           12,861
Cash and cash equivalents                              11,062           18,557
Property and equipment, net                             7,713           12,608
Other assets, net of 0 and 2,046 of reserves            6,644            8,381
                                                    ---------        ---------
          Total assets                              $ 265,856        $ 335,195
                                                    =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                       $ 144,871        $ 202,525
Subordinated notes payable                              9,238            5,023
Capitalized lease obligations                           1,244              964
Accounts payable                                          339              909
Dividends payable                                         514              572
Other liabilities                                       4,748            5,143
Income taxes payable                                    3,544            3,385
Deferred income taxes payable                          22,520           25,594
                                                    ---------        ---------
          Total liabilities                           187,018          244,115
                                                    ---------        ---------
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 25,000,000
      authorized; 13,347,726 shares issued at
      12/31/99; 13,380,646 issued at 9/30/00              133              134
     Additional paid-in capital                        47,920           47,842
     Retained earnings                                 36,656           50,406
     Treasury stock (667,790 shares of common
      stock at 12/31/99, 669,700 shares of
      common stock at 9/30/00), at cost                (5,777)          (7,234)
     Notes receivable from officers and employees         (94)             (68)
                                                    ---------        ---------
          Total stockholders' equity                   78,838           91,080
                                                    ---------        ---------
          Total liabilities and stockholders'
            equity                                  $ 265,856        $ 335,195
                                                    =========        =========

         The accompanying notes are an integral part of the consolidated financial statements

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                          For the three months ended                For the nine months ended
                                                                 September 30,                            September 30,
                                                      ------------------------------------     -------------------------------------
                                                            1999              2000                   1999               2000
                                                            ----              ----                   ----               ----

Revenues:
     Income on financing leases and loans                 $14,232           $18,435                $40,270            $50,925
     Income on service contracts                            1,584             2,184                  4,137              6,557
     Rental income                                          5,242             7,564                 15,959             20,235
     Loss and damage waiver fees                            1,414             1,519                  4,209              4,474
     Service fees                                           2,351             3,837                  6,414             10,931
                                                       ----------------------------             -----------------------------
          Total revenues                                   24,823            33,539                 70,989             93,122
                                                       ----------------------------             -----------------------------
Expenses:
     Selling general and administrative                     6,232             6,879                 17,944             20,047
     Provision for credit losses                            5,888            10,576                 17,351             28,145
     Depreciation and amortization                          2,038             2,808                  5,493              7,395
     Interest                                               2,602             4,124                  7,587             10,849
                                                       ----------------------------             -----------------------------
          Total expenses                                   16,760            24,387                 48,375             66,436
                                                       ----------------------------             -----------------------------

Income before provision for income taxes                    8,063             9,152                 22,614             26,686
Provision for income taxes                                  3,322             3,851                  9,361             11,284
                                                       ----------------------------             -----------------------------

Net Income                                                 $4,741            $5,301                $13,253            $15,402
                                                       ============================             =============================

Net Income per common share - basic                         $0.36             $0.42                  $1.04              $1.21
                                                       ============================             =============================

Net Income per common share - diluted                       $0.36             $0.42                  $1.03              $1.20
                                                       ============================             =============================

Dividends per common share                                 $0.040            $0.045                 $0.115             $0.130
                                                       ============================             =============================

Weighted average shares used to compute:
          Basic Net Income per share                   13,032,832        12,705,337             12,778,937         12,733,833
                                                       ----------------------------             -----------------------------
          Fully diluted Net Income per share           13,121,291        12,760,298             12,908,665         12,808,371
                                                       ----------------------------             -----------------------------


         The accompanying notes are an integral part of the consolidated financial statements

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                           For the three months ended         For the nine months ended
                                                                  September 30,                    September 30,
                                                           --------------------------         -------------------------
                                                               1999           2000              1999           2000
                                                               ----           ----              ----           ----

Cash flows from operating activities:
    Cash received from customers                            $ 39,198       $ 44,709         $ 115,926      $ 130,537
    Cash paid to suppliers and employees                      (5,251)        (7,139)          (23,513)       (25,396)
    Cash paid for income taxes                                   (49)        (1,064)             (846)        (8,701)
    Interest paid                                             (2,563)        (4,401)           (7,547)       (11,360)
    Interest received                                          1,448            421             3,304          1,192
                                                            -----------------------         ------------------------
     Net cash provided by operating activities                32,783         32,526            87,324         86,272
                                                            -----------------------         ------------------------

Cash flows from investing activities:
    Investment in lease contracts                            (33,409)       (35,554)          (82,929)      (117,496)
    Investment in direct costs                                (2,717)        (1,654)           (5,746)        (6,336)
    Investment in service contracts                           (2,571)          (865)           (6,759)        (3,233)
    Investment in loans receivable                              (502)             0           (11,631)             0
    Investment in fixed assets                                  (486)          (695)           (1,058)        (1,816)
    Issuance of notes from officers and employees                  0              0                (2)             0
    Repayment of notes from officers                              26             22               132             25
    Investment in notes receivable                              (176)           (23)             (593)           (93)
    Repayment of notes receivable                                 32             23               234            285
                                                            -----------------------         ------------------------
      Net cash used in investing activities                  (39,803)       (38,746)         (108,352)      (128,664)
                                                            -----------------------         ------------------------

Cash flows from financing activities:
    Proceeds from secured debt                                45,204         30,995            98,475        146,378
    Repayment of secured debt                                (29,994)       (22,112)          (96,569)       (73,421)
    Proceeds from refinancing of secured debt                109,315        109,500           268,315        343,057
    Prepayment of secured debt                              (109,315)      (109,500)         (268,315)      (358,057)
    Proceeds from short term demand notes payable                  0              0               840            144
    Repayment of short term demand notes payable                 (38)             0               (67)          (446)
    Repayment of subordinated debt                            (2,500)        (2,250)          (14,247)        (4,250)
    Proceeds from sale of common stock                             0              0            46,116              0
    Proceeds from exercise of common stock options                 7             12                20             60
    Repayment of capital leases                                 (203)          (132)             (592)          (389)
    Purchase of treasury stock                                (3,625)             0            (5,433)        (1,595)
    Payment of dividends                                        (534)          (572)           (1,347)        (1,594)
                                                            -----------------------         ------------------------
      Net cash provided by financing activities                8,317          5,941            27,196         49,887
                                                            -----------------------         ------------------------

Net increase (decrease) in cash and cash equivalents:          1,297           (279)            6,168          7,495
Cash and cash equivalents, beginning of period:               11,688         18,836             6,817         11,062
                                                            -----------------------         ------------------------

Cash and cash equivalents, end of period:                   $ 12,985       $ 18,557          $ 12,985       $ 18,557
                                                            =======================          =======================


                          (continued on following page)
         The accompanying notes are an integral part of the consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Continued)
                                   (Unaudited)


                                                                For the three months ended      For the nine months ended
                                                                       September 30,                   September 30,
                                                                --------------------------      -------------------------
                                                                    1999           2000              1999          2000
                                                                    ----           ----              ----          ----

Reconciliation of net income to net cash provided by operating activities:

     Net Income                                                  $  4,741        $ 5,301          $ 13,253      $ 15,402
     Adjustments to reconcile net income to cash
      provided by operating activities:
        Depreciation and amortization                               2,038          2,808             5,493         7,395
        Provision for credit losses                                 5,888         10,576            17,351        28,145
        Recovery of equipment cost and residual value,
          net of revenue recognized                                17,021          9,813            42,184        32,637
        Increase (decrease) in current taxes                          (26)             0              (526)         (159)
        Increase in deferred income taxes                           3,120          2,842             8,909         3,074
     Change in assets and liabilities:
        Decrease (increase) in other assets                           520            419               589        (1,174)
        (Decrease) increase in accounts payable                      (262)           340              (127)          570
        Increase (decrease) in accrued liabilities                   (257)           427               198           383
                                                                 -----------------------          ----------------------
          Net cash provided by operating activities              $ 32,783       $ 32,526          $ 87,324      $ 86,273
                                                                 =======================          ======================


Supplemental disclosure of noncash activities:
     Property acquired under capital leases                      $    384       $     38          $  1,203      $    109
     Accrual of common stock dividends                           $    514       $    572          $    514      $    572



         The accompanying notes are an integral part of the consolidated financial statements.

                          MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                  (Unaudited)

(A) Nature of Business:

     MicroFinancial Incorporated (the "Company") which operates primarily through its wholly owned subsidiary, Leasecomm Corporation, is a specialized finance company that primarily leases and rents commercial "microticket" equipment and provides other financing services in amounts generally ranging from $900 to $10,000 with an average amount financed of approximately $1,700 and an average lease term of 45 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer based origination networks nationwide. The Company funds its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and on balance sheet securitizations.

(B) Summary of Significant Accounting Policies:

Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. The results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements included in the Company's Annual Report and Form 10-K for the year ended December 31,1999.

Provision for Credit Losses:

     The Company maintains an allowance for credit losses on its investment in leases, loans and service contracts at an amount that it believes is sufficient to provide an adequate provision against losses in its portfolio. The allowance is determined principally on the basis of the historical loss experience of the Company and the level of recourse provided by such leases, loans and service contracts, if any. In addition, the allowance reflects management's judgment of the additional loss potential considering current economic conditions and the nature and characteristics of the underlying lease portfolio. The Company determines the necessary periodic provision for the credit losses taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, loans and service contracts.

     The following table sets forth the Company's allowance for credit losses as of December 31, 1998, 1999 and September 30, 2000 and the related provision, charge-offs and recoveries for the year ended December 31, 1999 and the nine months ended September 30, 2000.


      Balance at December 31, 1998....................             $24,850
      Provision for credit losses.....................              37,836
      Charge-offs.....................................   35,957
      Recoveries......................................   14,990
                                                         ------
        Charge-offs, net of recoveries................              20,967
                                                                   -------

      Balance at December 31, 1999....................             $41,719
      Provision for credit losses.....................              28,145
      Charge-offs.....................................   35,530
      Recoveries......................................   13,242
                                                         ------
        Charge-offs, net of recoveries................              22,288
      Transfer to other asset reserve.................               2,883
                                                                   -------
      Balance at September 30, 2000...................             $44,693
                                                                   =======

     For the nine months ended September 30, 2000, the Company reserved $2.9 million against other receivables, offset by $837,000 in charge-offs. The allowance reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

     The following table sets forth the Company's other asset reserve as of December 31, 1999 and September 30, 2000 and the related provision, charge-offs and recoveries for the nine months ended September 30, 2000.

      Balance at December 31, 1999....................                  $0
      Transfer from allowance for credit losses.......               2,883
                                                                    ------
      Charge-offs.....................................      837
      Recoveries......................................        0
                                                         ------
        Charge-offs, net of recoveries................                 837

      Balance at September 30, 2000...................              $2,046
                                                                    ======

Earnings Per Share:

     The Company applies the principles set forth in Statement of Financial Accounting Standard No. 128, "Earnings Per Share." ("SFAS No.128") which specifies the computation, presentation and disclosure requirements for net income per share. Basic net income per common share is computed based upon the weighted average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of dilutive earnings per share does not assume the issuance of common shares that have an antidilutive effect on the net income per share. Options to purchase zero and 830,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 1999 and 2000 respectively because their effects were antidilutive. Options to purchase zero and 830,000 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 1999 and 2000 respectively because their effects were antidilutive.


                                                   For three months ended         For nine months ended
                                                       September 30,                  September 30,
                                                   ----------------------         ---------------------
                                                   1999              2000         1999             2000
                                                   ----              ----         ----             ----

  Net Income                                       $4,741            $5,301        $13,253        $15,402
  Shares used in computation:
   Weighted average common shares
    outstanding used in computation
    of net income per common share             13,032,832        12,705,337     12,778,937     12,733,833
   Dilutive effect of common stock options         88,459            54,961        129,728         74,537
  Shares used in computation of net
    income per common share -
    assuming dilution                          13,121,291        12,760,298     12,908,665     12,808,370
                                               ----------        ----------     ----------     ----------
  Net income per common share                       $0.36             $0.42          $1.04          $1.21
  Net income per common share
    assuming dilution                               $0.36             $0.42          $1.03          $1.20


Notes Payable:

     On December 21, 1999, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $150,000,000 based upon qualified lease receivables, loans, rentals and service contracts. On August 22, 2000, the revolving line of credit and term loan facility was amended and restated where by the Company may now borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime minus 0.25% for Prime Rate Loans, the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 1.75% for LIBOR Loans or the seven day Money Market rate plus 2.00% for Swing Line advances. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. Swing Line advances have a 7 day maturity and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line advances shall not exceed $10 million. The prime rates at December 31, 1999, and September 30, 2000 were 8.50% and 9.50% respectively. The 90-day LIBOR rates December 31, 1999, and September 30, 2000 were 5.9375% and 6.66%, respectively. The 7-day Money Market rates December 31, 1999, and September 30, 2000 were 5.6875% and 6.66%, respectively.

     The Company had borrowings outstanding under these agreements with the following terms:

                            DECEMBER 31, 1999            SEPTEMBER 30, 2000
                            -----------------            ------------------
     TYPE                RATE            AMOUNT       RATE              AMOUNT
     ----                ----            ------       ----              ------
                                 (in thousands)                  (in thousands)

     Prime              8.5000%        $ 14,330      9.2500%           $ 32,999
     LIBOR                                           8.4375%             30,000
     LIBOR              7.9375%          17,500      8.4700%             17,500
     LIBOR              7.8125%          12,000      8.4375%             12,000
     LIBOR              8.0000%          65,000      8.4375%             50,000
                                       --------                        --------
       Total Outstanding               $108,830                        $142,499
                                       --------                        --------


     Outstanding borrowings are collateralized by leases, loans, rentals and service contracts pledged specifically to the financial institutions. All balances under the revolving line of credit will be automatically converted to a term loan on September 30, 2002 provided the line of credit is not renewed and no event of default exists at that date. All converted term loans are payable over the term of the underlying leases, loans, rentals and service contracts, but in any event not to exceed 36 monthly installments. The most restrictive covenants of the agreement have minimum net worth and income requirements.

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

     At December 31, 1999 and September 30, 2000, BLT and MFI I had borrowings outstanding under the series of notes with the following terms:

                            DECEMBER 31, 1999            SEPTEMBER 30, 2000
                            -----------------            ------------------
     SERIES              RATE            AMOUNT       RATE              AMOUNT
     ------              ----            ------       ----              ------
                                 (in thousands)                  (in thousands)

     BLT III
     1997-A Notes       6.4200%         $ 9,498      6.4200%           $     -
     1998-A Notes       6.0300%         $25,473      6.0300%           $17,893

     MFI I
     2000-1 Notes                       $     -      7.3750%           $41,365
                                        -------                        -------
             Total Outstanding          $34,971                        $59,258
                                        -------                        -------

     The Company also had other notes payable which totaled $1,070,000 and $768,000 December 31, 1999 and September 30, 2000, respectively. The notes are due on demand and bear interest at a rate of prime minus 1.00%.

Stock Options:

     Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 2,000,000 shares of the Company's common stock for issuance pursuant to the 1998 Plan. No options were granted during the three months ended September 30, 2000. A total of 1,624,000 options were outstanding at September 30, 2000 of which 183,000 were vested.

Dividends:

     On September 11, 2000 the Company's Board of Directors approved a dividend of $.045 per common share for all outstanding common shares as of September 30, 2000 which was paid on October 13, 2000.

Reclassification of Prior Year Balances:

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

     Net income for the three months ended September 30, 2000 was approximately $5.3 million, an increase of $560,000 or 12% from the three months ended September 30, 1999. This represents diluted earnings per share for the three months ended September 30, 2000 of $0.42 per share on weighted average outstanding shares of 12,760,298 as compared to $0.36 per share on weighted average outstanding shares of 13,121,291 for the three months ended September 30, 1999.

     Total revenues for the three months ended September 30, 2000 were $33.5 million, an increase of $8.7 million, or 35%, from the three months ended September 30, 1999. The increase was primarily due to an increase of $4.2 million, or 30%, in income on financing leases and loans, $2.9 million, or 43%, in rental and service contract income and $1.6 million, or 42%, in fee income. The increase in income on financing leases and loans was due to the increased number of leases originated. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, a rental portfolio of 7,085 accounts purchased during the second quarter of 2000 and the increased number of service contracts originated. The increase in fee income is the result of increased fees from the lessees related to the collection and legal process employed by the Company.

     Selling, general and administrative expenses increased by $600,000 or 10%, for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. Compensation and personnel related expenses increased by $700,000 or 19%, due to an increase in overall compensation levels and an increase in the number of employees needed to maintain the Company's portfolio. Additionally, the Company accrued approximately $352,000 for company contributions to the employee 401(k) plan and discretionary management bonuses which are contingent upon Board of Director approval after the close of the fiscal year.

     Depreciation and amortization increased by $770,000, or 38%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

     The Company's provision for credit losses increased by $4.7 million or 80%, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering economic conditions and the nature of the underlying receivables. Total revenues increased by $8.7 million, or 35% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

     Net interest expense increased by $1.5 million, or 58%, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase resulted from the Company's increased level of borrowings on its revolving line of credit as well as rising interest rates.

     Dealer fundings were $36.7 million for the three months ended September 30, 2000, down $200,000, or 1% as compared to the three months ended September 30, 1999. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards. Total cash from customers increased by $5.5 million or 14% to a total of $44.7 million. This increase is primarily the result of an increase in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, and service contracts were up from $377.0 million in December of 1999 to $468.6 million in September of 2000, representing a 24% increase.


Nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

     Net income for the nine months ended September 30, 2000 was approximately $15.4 million, an increase of $2.1 million or 16% from the nine months ended September 30, 1999. This represents diluted earnings per share for the nine months ended September 30, 2000 of $1.20 per share, or an increase of 17%, on weighted average outstanding shares of 12,808,371 as compared to $1.03 per share on weighted average outstanding shares of 12,908,665 for the nine months ended September 30, 1999.

     Total revenues for the nine months ended September 30, 2000 were $93.1 million, an increase of $22.1 million, or 31%, from the nine months ended September 30, 1999. The increase was primarily due to an increase of $10.7 million, or 27%, in income on financing leases and loans, $6.7 million, or 34%, in rental and service contract income and $4.8 million, or 45%, in fee income. The increase in income on financing leases and loans was due to the increased number of leases originated. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, a rental portfolio of 7,085 accounts purchased during the second quarter of 2000 and the increased number of service contracts originated. The increase in fee income is the result of increased fees from the lessees related to the collection and legal process employed by the Company.

     Selling, general and administrative expenses increased by $2.1 million, or 12%, for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. Compensation and personnel related expenses increased by $2.1 million, or 20%, due to an increase in overall compensation levels, an increase in the number of employees needed to maintain the Company's portfolio, as well as an increase of $158,000 in contract labor. Additionally, the Company accrued approximately $704,000 for discretionary management bonuses and company contributions to the employee 401(k) plan. Payment of the management bonuses is contingent upon Board of Director approval after the close of the fiscal year.

     Depreciation and amortization increased by $1.9 million, or 35%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

     The Company's provision for credit losses increased by $10.8 million or 62%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period reflects management's judgement of loss potential considering economic conditions and the nature of the underlying receivables. Total revenues increased by $22.1 million, or 31% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

     Net interest expense increased by $3.3 million, or 43%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase resulted from the Company's increased level of borrowings on its revolving line of credit as well as rising interest rates.

     Dealer fundings were $121.4 million for the nine months ended September 30, 2000, up $20.5 million, or 20% as compared to the nine months ended September 30, 1999. This increase is a result of a 57% growth in the Company's Point Of Sale business, as well as, continued growth in the Company's Non-Point Of Sale business. Total cash from customers increased by $14.6 million or 13% to a total of $130.5 million. This increase is primarily the result of an increase in the size of the overall portfolio.

EXPOSURE TO CREDIT LOSSES

     The following table sets forth certain information as of December 31, 1998 and 1999 and September 30, 2000 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                               As of                As of
                                            December 31          September 30
                                            -----------          ------------
                                     1998             1999           2000
                                     ----             ----           ----

Cumulative amounts billed
 (in thousands)                    $317,034         $380,380       $438,766
31-60 days past due                    1.3%             1.7%           1.9%
61-90 days past due                    1.3%             1.3%           2.3%
over 90 days past due                  7.8%             7.4%           8.8%
                                   --------         --------       --------
   Total past due                     10.4%            10.4%          13.0%
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

     The Company utilizes its credit facility to fund the origination and acquisition of leases, loans, rentals and service contracts that satisfy the eligibility requirements established pursuant to each facility. All balances under the revolving line of credit will be automatically converted to a term loan on September 30, 2002 provided the line of credit is not renewed and no event of default exists at that date. At September 30, 2000, the Company had an aggregate maximum of $192 million available for borrowing under its credit facility, of which approximately $142.5 million was outstanding as of such date. To date, cash flow from its portfolio and other fees have been sufficient to repay current amounts due under the credit facilities and subordinated debt.

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

     Given the relatively short average life of the Company's leases, loans, rentals and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of September 30, 2000, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's securitizations, represented 29% of the Company's outstanding indebtedness

PART II. OTHER INFORMATION

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


     The parties have filed various motions with the Court. Two of these motions, namely Leasecomm and the Company's motions to Dismiss the Fourth Amended Complaint, have been heard by the Court. On August 16, 2000, the Court granted the Company's motion to dismiss, resulting in the dismissal of all claims against the Company. The Court also granted Leasecomm's motion to dismiss as to all of the Plaintiffs' individual claims, and as to all but one of the Plaintiffs' purported class claims. As a result of the Court's rulings on the motions to dismiss, the only claim that remains is the Plaintiffs' purported class claim against Leasecomm by plaintiffs against whom Leasecomm has a pending Massachusetts action, for alleged violations of Chapter 93A of the Massachusetts General Laws arising out of the inclusion of a forum selection clause in Leasecomm leases. As to this claim, the Plaintiffs' are seeking no monetary relief beyond attorneys' fees. The Plaintiffs' Motion for Class Certification is pending, and the Court has scheduled a hearing for November 8, 2000.

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

     The parties have filed various motions with the Court. After the Court denied Leasecomm's Motion to Dismiss without prejudice to its being re-filed at a later time, plaintiffs filed a Second Amended Complaint voluntarily withdrawing one plaintiff and substituting a new plaintiff. Leasecomm has filed an answer to the Second Amended Complaint, and the Plaintiffs have filed a motion for class certification, which Leasecomm has opposed. A hearing on the motion for class certification is scheduled for November 15, 2000.

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

     The Company, Leasecomm, and the individual defendants all served motions to dismiss on September 15, 2000. Oppositions to the motions to dismiss are currently due to late October.

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

     The Company, Leasecomm, and the individual defendants all served motions to dismiss on September 15, 2000. Oppositions to the motions to dismiss are currently due in late October.

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

     On March 9, 2000 the Company filed a motion for preliminary injunction seeking an order requiring Sentinel, Premier and Del Piano to turn over to the Company any collateral in their possession or to which the Company and Leasecomm may be entitled as a result of both Premier's and Sentinel's defaults under the Loan and the Policy, respectively. On June 13, 2000, the Court denied the Company's motion for preliminary injunction, on the express condition that Sentinel provide adequate assurance of its financial condition within 30 days. Sentinel failed to do so, and the Company filed a renewed motion for preliminary injunction on July 17, 2000, and supplemented that motion with an additional filing on September 5, 2000. The Court has not yet ruled on the motion.

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

     On February 22, 2000, Leasecomm removed this case to federal court for the Northern District of Georgia. Leasecomm filed a motion to dismiss the Premier Complaint, or, alternatively, to transfer this case to federal court in Massachusetts. Leasecomm's motion was granted on July 27, 2000, and the case was transferred to the District of Massachusetts.

     Discovery in the Massachusetts action is in the preliminary stages. Since this matter is in an early stage, there can be no assurance as to its eventual outcome.

     VII. On September 19, 2000, Leasecomm was served with a Subpoena Duces Tecum from the Office of the Attorney General of the State of Florida. The nature of the proceeding, if any, against Leasecomm is unclear at this time, but appears to relate to alleged complaints against Leasecomm by lessees in Florida and involves the question of whether any of the commercial leases entered into by Leasecomm with Florida residents is, in fact, a consumer lease. Leasecomm believes that its commercial leases are, in fact, commercial leases, not consumer leases, and is attempting to cooperate with the Attorney General's Office on this matter.

     Since this matter is at an early stage, and the nature of the proceedings against Leasecomm, if any, are not known, there can be no assurance as to its eventual outcome.

VIII. On May 8, 2000, Plaintiff Efraim Bason brought this action in the Supreme Court of the State of New York, County of Nassau, seeking compensatory damages in the amount of $450,000 and punitive damages under various legal theories for Leasecomm's refusal to promptly release him from an equipment lease to which he claims his name was forged (the "Bason Complaint"). The Bason Complaint alleges that Leasecomm's failure to promptly release him from the lease, and subsequent negative reports to credit agencies, ruined his credit and prevented him from securing certain financing that he allegedly needed to purchase merchandise which he claims he could have then re-sold at a $450,000 profit. The Company removed the action to the United States District Court for the Eastern District of New York, denied plaintiff's material allegations and has vigorously defended the action. To this date, plaintiff has failed to respond to Leasecomm's discovery, and has failed to produce other discovery required under the local rules of the Court to which the Bason Complaint was removed. As a consequence, the Company secured an order from the Court compelling plaintiff to provide the requested discovery immediately, failing which it will be subject to sanctions or the dismissal of the Bason Complaint. If the Company does not receive such discovery shortly, the Company will move for a dismissal and sanctions under Rule 11.

IX. On June 16, 2000, litigation was instituted in the Superior Court of the State of Rhode Island (Providence County) entitled Gateway Healthcare, Inc. v. Metrocall, Inc. and Leasecomm Corporation, C.A. No. 00-3177. Gateway seeks declaratory and injunctive relief in order to terminate an agreement between Gateway and Metrocall for wireless telecommunications services. Gateway also seeks indemnification from Metrocall for any liability Gateway has to Leasecomm on a related lease agreement, and also seeks to enjoin Metrocall and Leasecomm from filing suit against Gateway in any other court during the pendency of this action. Gateway has moved for preliminary injunctive relief in this last regard, but on June 26, 2000, Leasecomm defeated Gateway's motion, and on October 6, 2000, moved to dismiss Gateway's complaint, on the grounds that the lease agreement's forum selection clause designates the courts of Massachusetts as the proper forum for this action. Leasecomm's motion to dismiss will be heard on January 23, 2001. Leasecomm will continue to contest this case vigorously, in order to protect its rights against Gateway under the lease agreement. Due to the existence of a valid forum selection clause, Leasecomm is likely to prevail on its motion to dismiss, which would effectively move the action to Massachusetts. However, due to the early stage of this litigation, it is impossible to make a reasonable estimate as the outcome of this case if it is litigated in Massachusetts.

X. On April 3, 2000 a purported class action suit was filed in Superior Court of the State of California, County of San Mateo against Leasecomm and MicroFinancial as well as a number of other defendants with whom Leasecomm and MicroFinancial are alleged to have done business, directly or indirectly.

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

     On May 31, 2000, Leasecomm filed a motion for an order staying all litigation in California against Leasecomm Corporation and Microfinancial Incorporated on the grounds that the lease contracts at issue contained a forum selection clause providing that any litigation concerning the leases would be brought in Massachusetts where Leasecomm Corporation is headquartered. By order dated August 22, 2000, the Court granted that motion and stayed further litigation in the California proceedings against Leasecomm Corporation and Microfinancial Incorporated. On September 27, 2000, plaintiffs filed an appeal seeking to overturn that ruling. No briefing or hearing dates have yet been scheduled for the appeal. In the meantime, the litigation is continuing against the defendants other than Leasecomm Corporation and Microfinancial Incorporated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

EXHIBIT    DESCRIPTION OF EXHIBIT
-------    ----------------------

10.6 Fourth Amended and Restated Revolving Credit Agreement, dated August 22, 2000, among Leasecomm Corporation, the lenders parties thereto and Fleet National Bank, as agent.

27         Financial Data Schedule

(b) Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MicroFinancial Incorporated

                                    By: /s/ Peter R. Bleyleben
                                    -------------------------------------------
                                    President and Chief Executive Officer

                                    By: /s/ Richard F. Latour
                                    -------------------------------------------
                                    Executive Vice President,
                                    Chief Operating and Chief Financial Officer

Date:  November 14, 2000