Form 10-K
period 2000-12-31
MICROFINANCIAL INC
filed 2001-03-30
CIK 827230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2000

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
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 23, 2001, was approximately $70,837,670.

         As of March 23, 2001, 12,740,946 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for the 2001 Special Meeting in lieu of the Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2001) is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

Description                                                                                           Page Number
-----------                                                                                           -----------
PART I      .........................................................................................    1
  Item 1.   Business.................................................................................    1
  Item 2.   Properties...............................................................................    7
  Item 3.   Legal Proceedings........................................................................    7
  Item 4.   Submission of Matters to a Vote of Security Holders......................................   14

PART II     .........................................................................................   15
  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters....................   15
  Item 6.   Selected Financial Data..................................................................   17
  Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.............................................................   19
  Item 7a.  Quantitative and Qualitative Disclosures about Market Risk...............................   25
  Item 8.   Financial Statements and Supplementary Data, Including Selected
                Selected Quarterly Financial Data (Unaudited)........................................   26
  Item 9.   Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure...................................................   26

PART III    .........................................................................................   27
  Item 10.  Directors and Executive Officers of the Registrant.......................................   27
  Item 11.  Executive Compensation...................................................................   27
  Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................   27
  Item 13.  Certain Relationships and Related Transactions...........................................   27

PART IV     .........................................................................................   28
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................   28

SIGNATURES ..........................................................................................   32

                                     PART I

      ITEM 1. BUSINESS

      GENERAL

      MicroFinancial Incorporated ("MicroFinancial" or the "Company") was formed as a Massachusetts corporation on January 27, 1987. The Company, which operates primarily through its wholly-owned subsidiary Leasecomm Corporation, is a specialized commercial finance company that leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $3,000, with an average amount financed of approximately $1,500 and an average lease term of 44 months. Leasecomm Corporation started originating leases in January 1986. The Company has used proprietary software in developing a sophisticated, risk-adjusted pricing model and in automating its credit approval and collection systems, including a fully automated Internet-based application, credit scoring and approval process.

      The Company provides financing to lessees which may have few other sources of credit. The Company primarily leases and rents low-priced commercial equipment which is used by these lessees in their daily operations. The Company does not market its services directly to lessees, but sources leasing transactions through a nationwide network of over 980 independent sales organizations and other dealer-based origination networks ("Dealers").

      The majority of the Company's leases are currently for authorization systems for point-of-sale, card-based payments by, for example, debit, credit and charge cards ("POS authorization systems"). POS authorization systems require the use of a POS terminal capable of reading a cardholder's account information from the card's magnetic strip and combining this information with the amount of the sale entered via a POS terminal keypad, or POS software used on a personal computer to process a sale. The terminal electronically transmits this information over a communications network to a computer data center and then displays the returned authorization or verification response on the POS terminal.

      The Company continues to develop other product lines, including leasing other commercial products and acquiring payment streams from service contracts.

      LEASING, SERVICING AND FINANCING PROGRAMS

      The Company originates leases for products that typically have limited distribution channels and high selling costs. The Company facilitates sales of such products by making them available to Dealers' customers for a small monthly lease payment rather than a high initial purchase price. The Company primarily leases and rents low-priced commercial equipment with limited residual value to small merchants. The Company purchases or originates monthly payment streams without regard to the residual value of the leased product. The majority of the Company's leases are currently for POS authorization systems; however, the Company also leases a wide variety of other equipment including advertising and display equipment, coffee machines, paging systems, water coolers and restaurant equipment. In addition, the Company also acquires service contracts and contracts in certain other financing markets. The Company opportunistically seeks to enter various other financing markets.

      The Company's residential financings include acquiring service contracts from Dealers that provide security monitoring services and various other types of residential finance products.

      The Company originates and services leases, contracts and loans in all 50 states of the United States and its territories. As of December 31, 1999 and 2000, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 45% and 44% of the Company's portfolio, respectively. Only California accounted for more than 10% of the total portfolio as of December 31, 1999 and 2000 at approximately 15% for each year. None of the remaining states accounted for more than 4% of such total.

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

      During the term of a typical lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. Throughout the term of the lease, the Company charges late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable, which enhance the profitability of the lease. The initial non-cancelable term of the lease is equal to or less than the equipment's estimated economic life. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 2000.

      The terms and conditions of all of the Company's leases are substantially similar. In most cases, the contracts require lessees to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. The Company's standard lease forms provide that in the event of a default by the lessee, the Company can require payment of liquidated damages and can seize and remove the equipment for subsequent sale, refinancing or other disposal at its discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are automatically incorporated into, and deemed a part of, the equipment financed.

      The Company seeks to protect itself from credit exposure relating to poor quality Dealers by entering into limited recourse agreements with its Dealers, under which the Dealer agrees to reimburse the Company for payment of defaulted amounts under certain circumstances, primarily defaults within the first month following origination, and upon evidence of Dealer errors or misrepresentations in originating a lease or contract. In case of Dealer error or misrepresentation, the Company will charge back the Dealer for both the lessee's delinquent amounts and attorney and court fees.

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

      DEALERS

      The Company provides financing to obligors under microticket leases, contracts and loans through its Dealers. Since the Company relies primarily on its network of Dealers for its origination volume, the Company considers them its customers. The Company had over 980 different Dealers originating 78,620 Company leases, contracts and loans in 2000. One Dealer accounted for approximately 11.6%, 14.7 and 10.6% of all Dealer funding during the years ended December 31, 1998, 1999, and 2000, respectively. Another Dealer accounted for approximately 3.5%, 10.1% and 3.8% of all Dealer funding during the years ended December 31, 1998, 1999, and 2000, respectively. No other Dealer accounted for more than 10% of the Company's funding volume during the years ended December 31, 1998, 1999, or 2000.

      The Company does not sign exclusive agreements with its Dealers. Dealers interact with merchants directly and typically market not only POS authorization systems, but also financing through the Company and ancillary POS processing services.

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

      The Company has used its proprietary software to develop a multidimensional credit-scoring model which generates pricing of its leases, contracts and loans commensurate with the risk assumed. This software does not produce a binary "yes or no" decision, but rather, determines the price at which the lease, contract or loan can be profitably underwritten. The Company uses credit scoring in most, but not all, of its extension of credit.

      UNDERWRITING

      The nature of the Company's business requires two levels of review: the first focused on the ultimate end-user of the equipment or service and the second focused on the Dealer. The approval process begins with the submission by telephone, facsimile or electronic transmission of a credit application by the Dealer. Upon submission, the Company, either manually or through LeasecommDirect(TM) over the Internet, conducts its own independent credit investigation of the lessee through its own proprietary data base and recognized commercial credit reporting agencies such as Dun & Bradstreet, TRW, Equifax and TransUnion. The Company's software evaluates this information on a two-dimensional scale, examining both credit depth (how much information exists on an applicant) and credit quality (past payment history). The Company is thus able to analyze both the quality and amount of credit history available with respect to both obligors and Dealers and to assess the credit risk. The Company uses this information to underwrite a broad range of credit risks and provide financing in situations when its competitors may be unwilling to provide such financing. The credit-scoring model is complex and automatically adjusts for different transactions. In situations where the amount financed is over $6,000, the Company may go beyond its own data base and recognized commercial credit reporting agencies to obtain information from less readily available sources such as banks. In certain instances, the Company will require the lessee to provide verification of employment and salary.

      The second aspect of the credit decision involves an assessment of the originating Dealer. Dealers undergo both an initial screening process and ongoing evaluation, including an examination of Dealer portfolio performance, lessee complaints, cases of fraud or misrepresentation, aging studies, number of applications and conversion rates for applications. This ongoing assessment enables the Company to manage its Dealer relationships, including ending relationships with poorly performing Dealers.

      Upon credit approval, the Company requires receipt of signed lease documentation on the Company's, standard or other pre-approved, lease form before funding. Once the equipment is shipped and installed, the Dealer invoices the Company, and thereafter the Company verifies that the lessee has received and accepted the equipment. Upon the lessee authorizing payment to the Dealer, the lease is forwarded to the Company's funding and documentation department for funding, transaction accounting, and billing procedures.

      BULK AND PORTFOLIO ACQUISITIONS

      In addition to originating leases through its Dealer relationships, the Company, from time to time, has purchased lease portfolios from Dealers. The Company purchases leases from Dealers on an ongoing basis in packages ranging from $20,000 to $200,000. While certain of these leases initially do not meet the Company's underwriting standards, the Company often will purchase the leases once the lessee demonstrates a payment history. The Company will only acquire these smaller lease portfolios in situations where the company selling the portfolio will continue to act as a Dealer following the acquisition. The Company also completed the acquisition of five large POS authorization system lease and rental portfolios: two in 1996, one in 1998, one in 1999 and one in 2000. The first acquisition, completed in May 1996, consisted of over 8,000 rental contracts with total fundings of $1.9 million. The second acquisition was for approximately 8,200 leases in December 1996 with fundings of $7.9 million. In the third acquisition, the Company acquired 4,841 rental contracts in July 1998 with fundings of $2.8 million. The fourth acquisition, completed in September of 1999, consisted of 2,148 leases with fundings of $3.2 million. The fifth acquisition, completed in April of 2000, consisted of 7,085 rental contracts and 1,996 lease contracts, together totaling fundings of $5.5 million.

      On January 3, 2001, the Company acquired the rental and lease portfolio of Resource Leasing Corporation ("Resource") along with certain other assets. The acquisition consisted of 7,862 rental contracts and 326 lease contracts.

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

      The Company differentiates itself from its competitors in the way in which it pursues delinquent accounts that it believes its competitors would not pursue due to the costs of collection. The Company's automated lease administration system handles application tracking, invoicing, payment processing, automated collection queuing, portfolio evaluation and report writing. The system is linked with bank accounts for payment processing and provides for direct withdrawal of lease, contract and loan payments. The Company monitors delinquent accounts using its automated collection process. The Company uses several computerized processes in its collection efforts, including the generation of daily priority call lists and scrolling for daily delinquent account servicing, generation and mailing of delinquency letters, routing of incoming calls to appropriate employees with instant computerized access to account details, generation of delinquent account lists eligible for litigation, generation of pleadings, and litigation monitoring. Collection efforts commence immediately with repeated reminder letters and telephone calls upon payments becoming 10 days past due, and generally with a lawsuit filed if an account is more than 85 days past due. The Company's collection efforts include one or more of the following: sending collection letters, making collection calls, reporting delinquent accounts to credit reporting agencies, and litigating delinquent accounts when necessary and obtaining and enforcing judgments.

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

      EMPLOYEES

      As of December 31, 2000, the Company had 317 full-time employees, of which 57 were engaged in the credit activities and Dealer service, 162 were engaged in servicing and collection activities, 15 were engaged in marketing activities, and 83 were engaged in general administrative activities. Management believes that its relationship with its employees is good. No employees of the Company are members of a collective bargaining unit in connection with their employment by the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                    AGE            POSITION
----                                    ---            --------
Peter R. Bleyleben..........            47             President, Chief Executive Officer and Director
Richard F. Latour...........            47             Executive Vice President, Chief Operating Officer, Chief
                                                       Financial Officer, Treasurer, Clerk and Secretary
John Miller.................            43             Senior Vice President, Sales and Marketing
John Plumlee................            49             Vice President, MIS
Carol A. Salvo..............            34             Vice President, Legal

      Set forth below is a brief description of the business experience of the executive officers of the Company.

      Peter R. Bleyleben has served as President, Chief Executive Officer and Director of the Company or its predecessor since June 1987. Before joining the Company, Dr. Bleyleben was Vice President and Director of the Boston Consulting Group, Inc. ("BCG") in Boston. During his more than eight years with BCG, Dr. Bleyleben focused his professional strategic consulting practice on the financial services and telecommunications industries. Dr. Bleyleben is also a Director of UpToDate in Medicine, Inc. He earned an M.B.A. with distinction and honors from the Harvard Business School, an M.B.A. and a Ph.D. in Business Administration and Economics, respectively, from the Vienna Business School in Vienna, Austria, and a B.S. in Computer Science from the Vienna Institute of Technology.

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

      John Plumlee has served as Vice President, MIS of the Company since 1990. Prior to joining the Company, Mr. Plumlee was Vice President of M.M.C., Inc., a firm focusing on the delivery of software services to local governments.

      Carol A. Salvo has served as Vice President, Legal of the Company since 1996. From 1992 to 1995, Ms. Salvo served as Litigation Supervisor of the Company. From 1995 to 1996, Ms. Salvo served as Director of Legal Collection Services of the Company. Prior to joining the Company, Ms. Salvo was a junior accountant with InfoPlus Inc.

      AVAILABILITY OF INFORMATION

      The Company will provide without charge to each of its stockholders upon the written request of such person, a copy of the Company's Annual Report on Form 10K for its fiscal year ended December 31, 2000, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission. Requests for such document should be directed to Richard F. Latour, Clerk of MicroFinancial Incorporated, at 950 Winter Street, Waltham, Massachusetts 02451.

      ITEM 2.PROPERTIES

      The Company's corporate headquarters are located in leased space of 21,656 square feet at 950 Winter Street, Waltham, Massachusetts 02451. The lease for this space expires on July 31, 2004. The Company also leases 5,133 square feet of office space for its West Coast office in Newark, California, under a lease which expires on May 1, 2005. The Company also leases 44,659 square feet of office space in Woburn, Massachusetts, under a lease which expires on December 14, 2003. The Company's collection, credit, marketing, computer operations, and other administrative functions are located at the Woburn location.

      On January 3, 2001, the Company acquired certain assets and assumed certain liabilities of Resource including the assumption of Resource's lease on 15,399 square feet of office space in Herndon, Virginia which expires on May 31, 2005.

      ITEM 3.LEGAL PROCEEDINGS

      Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuits described below are without merit, and the Company is vigorously defending each of the allegations. Four (4) of the first five (5) actions described below have been filed by the same attorney, on behalf of various plaintiffs. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, or if any such loss will have a material adverse effect on the Company's results of operations or financial position.

      I. On August 24, 1999, a purported class action lawsuit was filed in Middlesex Superior Court for The Commonwealth of Massachusetts against the Company and its wholly-owned subsidiary Leasecomm Corporation ("Leasecomm").

      The complaint has been amended four times, most recently by the Fourth Amended Complaint and Jury Claim filed on or about November 4,1999 (as amended, the "Clark Complaint").

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

      The Plaintiffs filed a revised motion for class certification in light of the Court's prior rulings. The Company has filed an opposition to the revised motion for class certification, and argument is currently scheduled for April 4, 2001.

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

      The parties have reached a settlement by which the McKenzie-Pollock Complaint and the Company's complaints against the individual defendants in the District Court are to be dismissed with prejudice. The settlement does not involve the payment of any money by the Company. By Order dated February 7, 2001, the Court approved the Stipulation and Order of Dismissal, and dismissed the action.

      Because the Court has not yet acted to approve the settlement, there can be no assurance as to the eventual outcome of this case.

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

      The parties have filed various motions with the Court. After the Court denied Leasecomm's Motion to Dismiss without prejudice to its being re-filed at a later time, plaintiffs filed a Second Amended Complaint voluntarily withdrawing one plaintiff and substituting a new plaintiff. Leasecomm has filed an answer to the Second Amended Complaint, and the Plaintiffs have filed a motion for class certification, which Leasecomm has opposed. The Court has heard argument on the motion for class certification, but no decision has been issued.

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

      The Company, Leasecomm, and the individual defendants all served motions to dismiss on September 15, 2000. The Plaintiffs filed oppositions to those motions, and the Court has taken the motions under advisement. However, all individual defendants have been dismissed from the case, either voluntarily or because of Plaintiffs' failure to effect service of process on them. The Plaintiffs have not yet filed a motion for class certification.

      By Notice of Voluntary Dismissal filed with the Courts on March 13, 2001, the plaintiffs have voluntarily dismissed their action against all defendants, including the Company.

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

      The Company, Leasecomm, and the individual defendants all served motions to dismiss on September 15, 2000. The Plaintiffs filed oppositions to those motions, and the Court has taken the motions under advisement. However, all individual defendants have been dismissed from the case, either voluntarily or because of Plaintiffs' failure to effect service of process on them. The Plaintiffs have not yet filed a motion for class certification.

      By Notice of Voluntary Dismissal filed with the Courts on March 13, 2001, the plaintiffs have voluntarily dismissed their action against all defendants, including the Company.

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

      On March 1, 2000, the Company filed a motion for summary judgment on its claims against Sentinel, seeking judgment in the amount of $13,065,266, plus post-judgment interest and attorneys' fees. The Court has not heard this motion.

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

      On February 22, 2000, Leasecomm removed this case to federal court for the Northern District of Georgia. Leasecomm filed a motion to dismiss the Premier Complaint, or, alternatively, to transfer this case to federal court in Massachusetts. Leasecomm's motion was granted on July 27, 2000, and the case was transferred to the District of Massachusetts, where it has been consolidated with the Massachusetts action.

      The parties have reached a settlement whereby one of the defendants is to pay the Company a sum of money on or before May 25, 2001, or, alternatively, judgment for the full amount sued upon is to be entered against that defendant and the Company may also pursue its claims against the other defendants.

      Discovery in the Massachusetts action is ongoing. Since this matter is in an early stage, there can be no assurance as to its eventual outcome.

     The Company learned on or about March 20, 2001 that a Provisional Liquidator of Sentinel Insurance Company, Ltd. has been appointed pursuant to an order of the supreme Court of Bermuda.

      VII. On September 19, 2000, Leasecomm was served with a Subpoena Duces Tecum from the Office of the Attorney General of the State of Florida. The nature of the proceeding, if any, against Leasecomm is unclear at this time, but appears to relate to alleged complaints against Leasecomm by lessees in Florida and involves the question of whether any of the leases entered into by Leasecomm with Florida residents is a consumer lease. Leasecomm believes that the commercial leases it has entered into are in fact commercial leases, and is attempting to cooperate with the Attorney General's Office on this matter. Leasecomm has responded to the subpoena and provided documents.

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

      The action is alleged as a "consumer fraud class action on behalf of defrauded California small businesses and their owners, who were induced to purchase services and/or goods from Defendants through false and misleading representations and material omissions." More specifically, the complaint seeks certification of a class of California persons and entities who purchased services or goods from Internet Success Systems, Inc., Fortune Financial Systems, Inc. (previously known as Fortune 21, Inc.), Fortune Financial Systems of Nevada, Inc., MarketComm Production; Bizz-e Inc. (also known as Bizz-e.com, Inc.), Cardservice International Inc. (also known as Cardservice Global Solutions) or Power Communications, Inc., directly or indirectly, at any time between February 7, 1997 and the present date. The complaint seeks certification of a subclass of those class members who entered into any lease agreement contracts with Leasecomm Corporation for the purposes of financing the goods or services allegedly purchased from these other entities. The class action complaint alleges ten causes of action for: (1) fraud and deceit; (2) negligent misrepresentation; (3) violations of California's Business & Professions Code Sections 17200 et seq. (unfair competition); (4) violations of California's Business & Professions Code Sections 17500 et seq. (false advertising); (5) violations of California's Civil Code Sections 1750 et seq. (Consumer Legal Remedies Act); (6) unjust enrichment; (7) fraud in the inducement of contract;
(8) fraud in the inception of contract; (9) lack of consideration for contact; and (10) breach of the contractual covenant of good faith and fair dealing.

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

      On May 31, 2000, Leasecomm filed a motion for an order staying all litigation in California against Leasecomm Corporation and MicroFinancial Incorporated on the grounds that the lease contracts at issue contained a forum selection clause providing that any litigation concerning the leases would be brought in Massachusetts where Leasecomm Corporation is headquartered. By order dated August 22, 2000, the Court granted that motion and stayed further litigation in the California proceedings against Leasecomm Corporation and MicroFinancial Incorporated. On September 27, 2000, plaintiffs filed an appeal seeking to overturn that ruling. Plaintiffs filed their appeal brief on December 29, 2000, and Leasecomm filed a response on January 29, 2001. Plaintiffs filed their reply brief on February 20, 2001. No hearing date for the appeal has been set. In the meantime, the litigation is continuing against the defendants other than Leasecomm Corporation and MicroFinancial Incorporated. Management intends to vigorously defend the appeal.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of its fiscal year ended December 31, 2000.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information

      The Company's common stock, par value $0.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "MFI."

      The Common Stock was listed on the New York Stock Exchange beginning February 5, 1999. Accordingly, the high and low sales price for the Common Stock on such exchange for each full quarter in the Company's fiscal year is not available for the first quarter of the fiscal year ending December 31, 1999.

         By quarter

                                        1999                                              2000
                        --------------------------------           ---------------------------------------------
                         Second      Third       Fourth             First       Second       Third        Fourth
                        Quarter     Quarter      Quarter           Quarter      Quarter      Quarter      Quarter
Stock Price
High                    19.8125     14.7500      13.6250           12.3800      10.7500      10.1300      11.7500
Low                      9.0000      9.7500      10.0000            8.5000       9.3800       8.2500       8.7500

      (b) Holders

      At March 23, 2001, there were approximately 53 stockholders of record of the Common Stock.

      (c) Dividends

      The Company paid the following quarterly cash dividends on the Common Stock. The amounts indicated give effect to the 2-for-1 stock split of the Common Stock effected on February 10, 1999.

                                                      Year ended                       Year ended
                                                   December 31, 1999                December 31, 2000
                                                   -----------------                -----------------
First Quarter..........................                 $0.035                           $0.040
Second Quarter.........................                 $0.040                           $0.045
Third Quarter..........................                 $0.040                           $0.045
Fourth Quarter.........................                 $0.040                           $0.045

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

                                                                      Years Ended December 31,
                                                    ------------------------------------------------------------
                                                       1996         1997         1998       1999          2000
                                                    -------      -------      -------     -------       --------
Income Statement Data:                                    (Dollars in thousands, except per share data)
Revenues
     Income on financing leases and loans....       $38,654      $45,634      $47,341     $55,545       $ 69,847
     Income on service contracts (1).........             6          501        2,565       6,349          8,687
     Rental income...........................         8,250       10,809       16,118      21,582         27,638
     Fee income (2)..........................         8,675       11,236       10,476      14,985         21,134
                                                    -------      -------      -------     -------       --------

     Total revenues..........................        55,585       68,180       76,500      98,461        127,306
                                                    -------      -------      -------     -------       --------

Expenses:
     Selling, general and administrative.....        14,073       17,252       20,061      24,416         26,987
     Provision for credit losses.............        19,822 (3)   21,713 (3)   19,075      37,836 (3)     38,912
     Depreciation and amortization...........         2,981        3,787        5,076       7,597         10,227
     Interest................................        10,163       11,890       12,154      10,375         15,070
                                                    -------      -------      -------     -------       --------

     Total expenses..........................        47,039       54,642       56,366      80,224         91,196
                                                    -------      -------      -------     -------       --------

Income before provision for
     income taxes............................         8,546       13,538       20,134      18,237         36,110
Net income...................................         5,080        7,652       11,924      10,728         20,861
                                                    =======      =======      =======     =======       ========

Net income per common share
     Basic (4)...............................       $  0.52      $  0.78      $  1.21     $  0.84       $   1.64
     Diluted (5).............................          0.52         0.76         1.19        0.83           1.63
Dividends per common share...................          0.10         0.12         0.14        0.16           0.18


                                                                            December 31,
                                                   -------------------------------------------------------------
                                                     1996         1997         1998         1999          2000
                                                   --------      -------      -------     -------       --------
Balance Sheet Data:                                                    (Dollars in thousands)
Gross investment in leases and loans (6).....      $247,633     $258,230     $280,875      $362,721     $452,885
Unearned income..............................       (76,951)     (73,060)     (74,520)     (100,815)    (132,687)
Allowance for credit losses..................       (23,826)     (26,319)     (24,850)      (41,719)     (40,924)
Investment in service contracts (1)..........            --        2,145        8,920        14,250       12,553
     Total assets............................       170,192      179,701      210,254       265,856      342,602
Notes payable................................       116,202      116,830      130,421       144,871      201,991
Subordinated notes payable...................        27,006       26,382       24,421         9,238        4,785
     Total liabilities.......................       158,013      160,935      180,771       187,018      246,580
     Total stockholders' equity..............        12,179       18,766       29,483        78,838       96,023

                                                                                   December 31,
                                                --------------------------------------------------------------------------
                                                    1996             1997             1998          1999           2000
                                                --------          ---------         ---------     ---------     --------
Other Data:                                                 (Dollars in thousands, except statistical data)
Operating Data:
     Total leases and loans originated (7) ..   $ 143,200         $ 129,064         $ 153,819     $ 223,446     $ 236,763
     Total service contracts acquired (8) ...       2,431             2,972             8,080         9,105         4,138
     Dealer fundings (9) ....................      73,659            77,590           105,200       137,300       145,400
     Average yield on leases and loans (10) .        32.4%             33.9%             35.2%         36.8%         38.0%

Cash Flows From (used in):

     Operating activities ...................      60,104            77,393            95,973       114,723       116,360
     Investing activities ...................     (86,682)          (80,127)         (108,111)     (147,587)     (157,948)
     Financing activities ...................      33,711            (1,789)            9,703        37,109        48,484
                                                ---------         ---------         ---------     ---------     ---------

     Total ..................................       7,133            (4,523)           (2,435)        4,245         6,896

Selected Ratios:
     Return on average assets ...............        3.42%             4.37%             6.12%         4.51%         6.86%
     Return on average stockholders'
        equity ..............................       50.57             49.46             49.43         19.81         23.86
     Operating margin (11) ..................       51.04             51.70             51.25         56.95         58.93

Credit Quality Statistics:
     Net charge-offs ........................   $  11,948(12)     $  19,220(12)     $  20,544     $  20,967     $  36,824
     Net charge-offs as a percentage of
        average gross investment (13) .......        5.46%(12)         7.57%(12)         7.47%         6.29%         8.74%
     Provision for credit losses as a
        percentage of average gross
        investment (14) .....................        9.07              8.55              6.93         11.35          9.24
     Allowance for credit losses as a
        percentage of gross investment (15) .        9.62             10.14              8.58         11.07          8.79


(1) The Company began acquiring fixed-term service contracts in 1995. Until December 1996, the Company treated these fixed-term contracts as leases for accounting purposes. Accordingly, income from these service contracts is included in income on financing leases and loans for all periods prior to December 1996 and investments in service contracts were recorded as receivables due in installments on the balance sheet at December 31, 1996. Beginning in December 1996, the Company began acquiring month-to-month service contracts, the income from which is included as a separate category in the Consolidated Statements of Operations and the investment in which is recorded separately on the balance sheet.

(2)   Includes loss and damage waiver fees and service fees.

(3) The provision for 1996 includes $5.0 million resulting from a reduction in the time period for charging off the Company's receivables from 360 to 240 days. The write-off period was changed back to 360 days in January 1998. The provision for 1997 includes a one-time write-off of securitized receivables of $9.5 million and $5.1 million in write-offs of satellite television equipment receivables. The provision for 1999 includes a special provision of $12.7 million for a loan made to one company, collateralized by approximately 3,500 microticket consumer contracts, and guaranteed by, among other security, an insurance performance bond. MicroFinancial is currently involved in litigation with the company and the insurance company. Charge-offs against the special reserve were $6.4 million for the year ended December 31, 2000.

(4) Net income per common share (basic) is calculated based on weighted-average common shares outstanding of 9,682,851, 9,793,140, 9,859,127, 12,795,809 and 12,728,441 for the years ended December 31,
      1996, 1997, 1998, 1999, and 2000, respectively.

(5) Net income per common share (diluted) is calculated based on weighted-average common shares outstanding on a diluted basis of 9,770,613, 9,925,329, 10,031,975, 12,904,231 and 12,807,814 for the years ended December 31, 1996, 1997, 1998, 1999, and 2000, respectively.

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


      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the Company's dependence on POS authorization systems and expansion into new markets; the Company's significant capital requirements; the risks of defaults on the Company's leases; adverse consequences associated with the Company's collection policy; risks associated with economic downturns; the effect on the Company's portfolio of higher interest rates; intense competition; increased governmental regulation of the rates and methods used by the Company in financing and collecting its leases and loans; risks associated with acquiring other portfolios and companies; dependence on key personnel; and other factors many of which are beyond the Company's control. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

      OVERVIEW

      The Company is a specialized commercial finance company that provides "microticket" equipment leasing and other financing services in amounts generally ranging from $400 to $3,000, with an average amount financed of approximately $1,500. The Company primarily leases POS authorization systems and other small business equipment to small commercial enterprises. For the years ended December 31, 1999 and 2000, the Company had fundings to Dealers upon origination of leases, contracts and loans ("Dealer Fundings") of $137.3 million and $145.4 million, respectively, and revenues of $98.5 million and $127.3 million, respectively.

      The Company derives the majority of its revenues from leases originated and held by the Company, payments on service contracts, rental payments from lessees who continue to rent the equipment beyond the original lease term, and fee income. The Company funds the majority of leases, contracts and loans through its revolving-credit and term loan facilities (the "Credit Facilities") and on-balance sheet securitizations, and to a lesser extent, its subordinated debt program ("Subordinated Debt") and internally generated funds.

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

      Substantially all leases originated or acquired by the Company are non-cancelable. During the term of the lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. The Company enhances the profitability of its leases, contracts and loans by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. The initial non-cancelable term of the lease is equal to or less than the equipment's estimated economic life and often provides the Company with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 2000. Substantially all service and rental contracts are month-to-month contracts with expected terms of seven years for service contracts, fifteen months for lessees that continue to rent their equipment beyond the original term, and twenty two months for other types of rental contracts.

      CERTAIN ACCOUNTING CONSIDERATIONS

      The Company's lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended if, in the opinion of management, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interests is estimated at inception of the lease and evaluated periodically for impairment. Other revenues such as loss and damage waiver fees, service fees relating to the leases, contracts and loans, and rental revenues are recognized as they are earned.

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

      The Company maintains an allowance for credit losses on its investment in leases, service contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The allowance is determined principally on the basis of the historical loss experience of the Company and the level of recourse provided by such lease, service contract or loan, if any, and reflects management's judgment of additional loss potential considering current economic conditions and the nature and characteristics of the underlying lease portfolio. The Company determines the necessary periodic provision for credit losses taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts and loans. Such provisions generally represent a percentage of funded amounts of leases, contracts and loans. The resulting charge is included in the provision for credit losses.

      Leases, service contracts, and loans are charged against the allowance for credit losses and are put on non-accrual when they are deemed to be uncollectable. Generally, the Company deems leases, service contracts and loans to be uncollectable when one of the following occurs: (i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) when an account has become 360 days delinquent. The typical monthly payment under the Company's leases is between $30 and $50 per month. As a result of these small monthly payments, the Company's experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current (at 360 days past due, a lessee will only owe lease payments of between $360 and $600).

      The Company has developed and regularly updates proprietary credit scoring systems designed to improve its risk-based pricing. The Company uses credit scoring in most, but not all, of its extensions of credit. In addition, the Company aggressively employs collection procedures and a legal process to resolve any credit problems.

      RESULTS OF OPERATIONS

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Total revenues for the year ended December 31, 2000 were $127.3 million, an increase of $28.8 million, or 29.2%, from the year ended December 31, 1999, due primarily to increases of $14.3 million, or 25.8%, in income on financing leases and loans; $8.4 million, or 30.1%, in rental and service contract income, and $6.1 million, or 40.7%, in service fee income over such amounts in the previous year's period. The increase in income on financing leases and loans was due to the increased number of leases originated. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, a rental portfolio of 7,085 accounts purchased during the second quarter of 2000, and the increased number of service contracts originated. The increase in fee income is the result of increased fees from the lessees related to the collection and legal process employed by the Company.

      Selling, general and administrative expenses increased $2.6 million, or 10.7%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase was primarily attributable to an increase in personnel, resulting in a 21.1% increase in employee-related expenses, as the number of employees needed to maintain and manage the Company's growing portfolio and the general expansion of the Company's operations grew. Additionally, the Company accrued approximately $1.1 million for Company contributions to the employee 401(k) plan and discretionary management bonuses which are contingent upon Board of Director approval after the close of the fiscal year. Management expects that salaries and employee-related expenses, marketing expenses and other selling, general and administrative expenses will continue to increase as the portfolio grows because of the requirements of maintaining the Company's microticket portfolio and the Company's focus on collections.

      The Company's provision for credit losses increased $1.1 million from the year ended December 31, 1999 to $38.9 million for the year ended December 31, 2000. The provision for 1999 included a special provision of $12.7 million for a loan made to one company, collateralized by approximately 3,500 microticket consumer contracts and guaranteed by an insurance performance bond. The Company is currently involved in litigation with the company and the insurance company, see "Legal Proceedings". Charge-offs against the special reserve were $6.4 million for the year ended December 31, 2000. Excluding the special provision, the Company's provision for credit losses increased $13.8 million from the year ended December 31, 1999 to $38.9 million for the year ended December 31, 2000. This increase is a result of the Company's historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering economic conditions and the nature of the underlying receivables. Dealer fundings increased $8.1 million, or 5.9%, and total revenues increased by $28.8 million, or 29.2%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

      Depreciation and amortization expense increased by $2.6 million, or 34.2%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

      Net interest expense increased by $4.7 million, or 45.2%, from $10.4 million for the year ended December 31, 1999 to $15.1 million for the year ended December 31, 2000. This increase resulted from an increase in the average outstanding balance of the Company's Credit Facilities as well as rising interest rates.

      As a result of the foregoing, the Company's net income increased by $10.2 million, or 95.3%, from $10.7 million for the year ended December 31, 1999 to $20.9 million for the year ended December 31, 2000.

      Dealer Fundings were $145.4 million during the year ended December 31, 2000, an increase of $8.1 million, or 5.9%, compared to the year ended December 31, 1999. This increase primarily resulted from continued growth in leases of POS authorization systems. Receivables due in installments, estimated residual values, loans receivable and investment in service contracts also increased from $377.0 million for the year ended December 31, 1999 to $465.5 million for the year ended December 31, 2000, representing an increase of $88.4 million, or 23.5%. Net cash provided by operating activities increased by $1.6 million to $116.4 million during the year ended December 31, 2000, or 1.4%, from the year ended December 31, 1999 because of the increase in the size of the Company's overall portfolio as well as the Company's continued emphasis on collections. Unearned income increased $31.9 million, or 31.6%, from $100.8 million at December 31, 1999 to $132.7 million at December 31, 2000. This increase was due to the increased number of leases originated during 2000.

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Total revenues for the year ended December 31, 1999 were $98.5 million, an increase of $22 million, or 28.8%, from the year ended December 31, 1998, due primarily to increases of $9.2 million, or 49.5%, in rental and service contract income; $8.2 million, or 17.3%, in income on financing leases and loans and $4.3 million, or 85%, in service fee income over such amounts in the previous year's period. The increase in rental and service contract income came from an increase in the number of lessees that have continued renting the equipment beyond the original lease term and the increase in the number of service contracts in the Company's portfolio. The increase in income on financing leases and loans arose from the continued growth in the Company's lease portfolio.

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

      The Company's provision for credit losses, including a special provision of $12.7 million, increased $18.8 million from the year ended December 31, 1998 to $37.8 million for the year ended December 31, 1999. Excluding the special provision, the Company's provision for credit losses increased $6.1 million from the year ended December 31, 1998 to $25.1 million for the year ended December 31, 1999. This increase is primarily the result of the Company's policy of providing a provision for credit losses based in part upon the level of dealer fundings and revenue recognized in any period. Dealer fundings increased $32.1 million, or 30.5%, and total revenues increased by $22 million, or 28.8%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The provision for 1999 includes a special provision of $12.7 million for a loan made to one company, collateralized by approximately 3,500 microticket consumer contracts and guaranteed by, among other security, an insurance performance bond. The Company is currently involved in litigation with the company and the insurance company. (see "Legal Proceedings").

      Depreciation and amortization expense increased by $2.5 million, or 50%, due to an increase in the number of lessees that have continued renting the equipment beyond the original lease terms and the amortization of the investment associated with service contracts.

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

      Dealer fundings were $137.3 million during the year ended December 31, 1999, an increase of $32.1 million, or 30.5%, compared to the year ended December 31, 1998. This increase primarily resulted from continued growth in leases of equipment other than POS authorization systems and acquisitions of service contracts. Receivables due in installments, estimated residual values, loans receivable, and investment in service contracts also increased from $289.7 million for the year ended December 31, 1998 to $377 million for the year ended December 31, 1999, representing an increase of $87.3 million, or 30.1%. Net cash provided by operating activities increased by $18.8 million to $114.7 million during the year ended December 31, 1999, or 19.6%, from the year ended December 31, 1998 because of the increase in the size of the Company's overall portfolio as well as the Company's continued emphasis on collections. Unearned income increased $26.3 million, or 35.3%, from $74.5 million at December 31, 1998 to $100.8 million at December 31, 1999. This increase was due to the increased number of leases originated during 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      General

      The Company's lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new leases, contracts and loans. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, its on-balance sheet securitizations, and an initial public offering completed in February of 1999. The Company has also funded its operations through the issuance of Subordinated Debt; however no new Subordinated Debt was issued in 2000. The Company will continue to require significant additional capital to maintain and expand its volume of leases, contracts and loans funded, as well as to fund any future acquisitions of leasing companies or portfolios.

      The Company's uses of cash include the origination and acquisition of leases, contracts and loans, payment of interest expenses, repayment of borrowings under its credit facilities, subordinated debt and securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.

      The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. On August 22, 2000, the Company entered into a new $192 million credit facility with seven banks, expiring on September 30, 2002. At December 31, 2000, the Company had approximately $101.8 million outstanding under the facility. The Company also may use its subordinated debt program as a source of funding for potential acquisitions of portfolios and leases which otherwise are not eligible for funding under the credit facilities and for potential portfolio purchases. To date, cash flows from its portfolio and other fees have been sufficient to repay amounts borrowed under the credit facilities and subordinated debt.

      At December 31, 2000, the Company was in default on one of its debt covenants in its senior subordinated notes. The covenant that was in default requires that the Company maintain an allowance for credit losses in an amount not less than 100% of the Delinquent Billed Lease Receivables. The covenant default was waived as of December 31, 2000. In consideration of the waiver, the Company repaid one of the notes in full on March 2, 2001.

      The Company believes that cash flows from its operations and amounts available under its credit facilities will be sufficient to fund the Company's operations for the foreseeable future.

      Recently Issued Accounting Pronouncements

      See Note B of the notes to the consolidated financial statements included herein for a discussion of the impact of recently issued accounting pronouncements.


      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market-Rate-Sensitive Instruments and Risk Management

      The following discussion about the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      This analysis presents the hypothetical loss in earnings, cash flows, and fair value of the financial instruments held by the Company at December 31, 2000, that are sensitive to changes in interest rates. The Company has used interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company used these instruments to reduce risk by creating offsetting market exposures. The instruments held by the Company are not held for trading purposes.

      In the normal course of operations, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk, and legal risk, and are not represented in the analysis that follows.

      Interest Rate Risk Management

      The implicit yield to the Company on all of its leases, contracts and loans is on a fixed interest rate basis due to the leases, contracts and loans having scheduled payments that are fixed at the time of origination of the lease. When the Company originates or acquires leases, contracts, and loans it bases its pricing in part on the spread it expects to achieve between the implicit yield rate to the Company on each lease and the effective interest cost it will pay when it finances such leases, contracts and loans through its credit facility. Increases in interest rates during the term of each lease, contract or loan could narrow or eliminate the spread, or result in a negative spread. The Company has adopted a policy designed to protect itself against interest rate volatility during the term of each lease, contract or loan.

      Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of December 31, 2000, the Company's outstanding fixed-rate indebtedness outstanding under the Company's securitizations and subordinated debt represented 50.6% of the Company's total outstanding indebtedness. In July 1997, the Company entered into an interest rate swap arrangement with one of its banks. This arrangement expired in July 2000.

      The Company's credit facility bears interest at rates, which fluctuate with changes in the prime rate or the 90-day LIBOR. The majority of the Company's long term debt is at fixed interest rates. The Company's interest expense on its credit facility and the fair value of its fixed rate debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on the Company's interest expense and the fair value of its fixed rate debt would be $871,000 and $905,000, respectively.


      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, INCLUDING SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Included in Exhibit 99 incorporated by reference herein.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sections "Election of Directors," "Certain Information Regarding the MicroFinancial Board," and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's proxy statement for its 2001 Special Meeting in lieu of the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001, are hereby incorporated by reference.


      ITEM 11. EXECUTIVE COMPENSATION

      The sections "Compensation of Executive Officers," and "Certain Information Regarding the MicroFinancial Board," included in the Company's proxy statement for its 2001 Special Meeting in lieu of the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001, are hereby incorporated by reference.


      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section "Security Ownership of Certain Beneficial Owners and Management," included in the Company's proxy statement for its 2001 Special Meeting in lieu of the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001, is hereby incorporated by reference.

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The section "Other Information Relating to Directors, Nominees and Executive Officers," included in the Company's proxy statement for its 2001 Special Meeting in lieu of the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001, is hereby incorporated by reference.

                                     PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) (1) Financial Statements Included in Exhibit 99 incorporated by reference herein

          (2) None

          (3) Exhibits Index

Exhibit
Number        Description
------        -----------

3.1           Restated Articles of Organization, as amended (1)

3.2           Bylaws (1)

10.1 Standard Terms and Condition of Indenture dated as of March 21, 2000 governing the MFI Finance Corp. I, 7.375% Lease-Backed Notes, Series 2000-1 (the "2000-1 Notes") and the MFI Finance Corp. I, 6.939% Lease-Backed Notes, Series 2000-2 (the "2000-2 Notes") (6)

10.2          Supplement to Indenture dated March 21, 2000 governing the 2000-1
              Notes (6)

10.3          Specimen 2000-1 Note (6)

10.4          Standard Terms and Conditions of Servicing governing the 2000-1
              Notes (6)

10.5 Office Lease Agreement by and between WXI/AJP Real Estate Limited Partnership and Leasecomm Corporation dated May 3, 2000 for facilities in Newark, California (7)

10.6 Fourth Amended and Restated Revolving Credit Agreement, dated August 22, 2000, among Leasecomm Corporation, the lenders parties thereto and Fleet National Bank, as agent. (8).

10.8 Office Lease Agreement by and between MicroFinancial Incorporated and Desmond Taljaard and Howard Friedman, Trustees of London and Leeds Bay Colony I Realty Trust, dated April 14, 1994 for facilities in Waltham, Massachusetts (1)

10.9**        1987 Stock Option Plan (1)

10.10**       Forms of Grant under 1987 Stock Option Plan (1)

10.12**       1998 Equity Incentive Plan (3)

10.13**       Employment Agreement between the Company and Peter R. Bleyleben
              (3)

10.14**       Employment Agreement between the Company and Richard F. Latour (3)

10.15 Standard Terms and Condition of Indenture dated as of November 1, 1994 governing the BLT Finance Corp. III 6.03% Lease-Backed Notes, Series 1998-A (the "1998-A Notes"), the BLT Finance Corp. III 6.42% Lease-Backed Notes, Series 1997-A (the "1997-A Notes") and the BLT Finance Corp. III 6.69% Lease-Backed Notes, Series 1996-A (the "1996-A Notes") (2)

10.16 Second Amended and Restated Specific Terms and Conditions of Indenture dated as of October 1, 1998, governing the 1996-A Notes, the 1997-A Notes and the 1998-A Notes (3)

10.17         Supplement to Indenture dated May 1, 1996 governing the 1996-A
              Notes (2)

10.18         Supplement to Indenture dated August 1, 1997 governing the 1997-A
              Notes (2)

10.19 Supplement to Indenture dated as of October 1, 1998 governing the 1998-A Notes (3)

10.20         Specimen 1997-A Note (2)

10.21         Specimen 1996-A Note (2)

10.22         Specimen 1998-A Note (3)

10.23 Standard Terms and Conditions of Servicing governing the 1996-A Notes, the 1997-A Notes and the 1998-A Notes (2)

10.24 Specific Terms and Conditions of Servicing governing the 1996-A Notes, the 1997-A Notes and the 1998-A Notes (2)

10.25 Commercial Lease, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated (3)

10.26 Amendment to Lease #1, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated (3)

10.28         Employment Agreement between the Company and John Plumlee (3)

10.29         Employment Agreement between the Company and Carol Salvo (3)

10.30*        Supplement to Indenture dated December 1, 2000 governing the
              2000-2 Notes

10.31*        Specimen 2000-2 Note

10.33 Third Amended and Restated Revolving Credit Agreement, dated December 21, 1999, among Leasecomm Corporation, the lenders parties thereto and BankBoston, N.A., as agent (5)

10.34 Fifth Amendment to Office Lease Agreement by and between MicroFinancial Incorporated and Leasecomm Corporation and Bay Colony Corporate Center LLC, dated June 29, 1999 for facilities in Waltham, Massachusetts (5)

21.1*         Subsidiaries of Registrant

23.1*         Consent of Deloitte & Touche LLP

23.2*         Consent of PricewaterhouseCoopers LLP

99* Consolidated Financial Statements and Notes to Consolidated Financial Statements

-----------------------

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

(5) Incorporated by reference to the Exhibit with the same exhibit number in the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(6) Incorporated by reference to the Exhibit with the same exhibit number in the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 22, 2000.

(7) Incorporated by reference to the Exhibit with the same exhibit number in the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(8) Incorporated by reference to the Exhibit with the same exhibit number in the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.

(b)      No reports have been filed on Form 8-K.

(c)      See (a)(3) above.

(d)      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MICROFINANCIAL INCORPORATED.

                                             By:  /s/ PETER R. BLEYLEBEN
                                                 ------------------------------
                                                 Peter R. Bleyleben
                                                 President, Chief Executive
                                                 Officer and Director

                                                 Date:  March 30, 2001

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

SIGNATURE                                TITLE                                         DATE
---------                                -----                                         ----
/s/ PETER R. BLEYLEBEN               President, Chief Executive Officer                March 30, 2001
----------------------------         and Director
Peter R. Bleyleben


/s/ RICHARD F. LATOUR                Executive Vice President, Chief                   March 30, 2001
----------------------------         Operating Officer, Chief Financial
Richard F. Latour                    Officer, Treasurer, Clerk and
                                     Secretary


/s/ BRIAN E. BOYLE                   Director                                          March 30, 2001
----------------------------
Brian E. Boyle


/s/ TORRENCE C. HARDER               Director                                          March 30, 2001
----------------------------
Torrence C. Harder


/s/ JEFFREY P. PARKER                Director                                          March 30, 2001
----------------------------
Jeffrey P. Parker

/s/ ALAN J. ZAKON                    Director                                          March 30, 2001
----------------------------
Alan J. Zakon