Form 10-Q
period 2001-03-31
MICROFINANCIAL INC
filed 2001-05-15
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES AND EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended March 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of May 10, 2001, 12,748,946 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS

                                                                                 Page
Part I                         FINANCIAL INFORMATION

       Item 1  Financial Statements (unaudited):
                 Condensed Consolidated Balance Sheets
                    December 31, 2000 and March 31, 2001                           3
                 Condensed Consolidated Statements of Operations
                   Three months ended March 31, 2000 and 2001                      4
                 Condensed Consolidated Statements of Cash Flows
                   Three months ended March 31, 2000 and 2001                      5
                 Notes to Condensed Consolidated Financial Statements              7

       Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                               12

       Item 3  Quantitative and Qualitative Disclosures about Market Risk         14

Part II OTHER INFORMATION

       Item 1 Legal Proceedings                                                   15
       Item 6 Exhibits and Reports on Form 8-K                                    18

       Signatures                                                                 19

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                  December 31,        March 31,
                                                                                ---------------- -----------------
                                                                                     2000              2001
                                                                                     ----              ----
                                                     ASSETS
Net investment in leases and loans:
     Receivables due in installments                                                $ 405,437          $ 401,607
     Estimated residual value                                                          35,368             36,826
     Initial direct costs                                                               9,321              9,070
     Loans receivable                                                                  12,080              4,690
     Less:
        Advance lease payments and deposits                                              (400)              (424)
        Unearned income                                                              (132,687)          (128,038)
        Allowance for credit losses                                                   (40,924)           (31,603)
                                                                                    ---------          ---------
Net investment in leases and loans                                                  $ 288,195          $ 292,128
Investment in service contracts                                                        12,553             12,680
Cash and cash equivalents                                                              17,957             19,729
Property and equipment, net                                                            11,505             21,111
Other assets                                                                           12,392             10,808
                                                                                    ---------          ---------
          Total assets                                                              $ 342,602          $ 356,456
                                                                                    =========          =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                       $ 201,991          $ 206,246
Subordinated notes payable                                                              4,785              3,586
Capitalized lease obligations                                                             859              1,060
Accounts payable                                                                        1,605              2,811
Dividends payable                                                                         573                573
Other liabilities                                                                       5,433              6,160
Income taxes payable                                                                    2,333              2,212
Deferred income taxes payable                                                          29,000             32,939
                                                                                    ---------          ---------
          Total liabilities                                                           246,579            255,587
                                                                                    ---------          ---------

Commitments and contingencies                                                              --                 --
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        0 shares issued at 12/31/00; 0 shares issued at 3/31/01                            --                 --
     Common stock, $.01 par value; 25,000,000 shares authorized; 13,410,646
        shares issued at 12/31/00; 13,410,646 shares issued at 3/31/01                    134                134
     Additional paid-in capital                                                        47,900             47,900
     Retained earnings                                                                 55,291             60,137
     Treasury stock (669,700 shares of common stock at 12/31/00,
        669,700 shares of common stock at 3/31/01), at cost                            (7,234)            (7,234)
     Notes receivable from officers and employees                                         (68)               (68)
                                                                                    ---------          ---------
          Total stockholders' equity                                                   96,023            100,869
                                                                                    ---------          ---------
          Total liabilities and stockholders' equity                                $ 342,602          $ 356,456
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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                     For the quarters ended
                                                             March 31,
                                                  ---------------------------------
                                                      2000                2001
                                                   -----------         -----------
Revenues:
     Income on financing leases and loans          $    15,544         $    18,731
     Income on service contracts                         2,190               2,135
     Rental income                                       5,810               9,135
     Loss and damage waiver fees and other               1,470               2,842
     Service fees                                        3,627               3,951
                                                   -------------------------------
          Total revenues                                28,641              36,794
                                                   -------------------------------

Expenses:
     Selling general and administrative                  6,329               9,604
     Provision for credit losses                         8,529              10,266
     Depreciation and amortization                       2,033               3,442
     Interest                                            3,075               4,121
                                                   -------------------------------
          Total expenses                                19,966              27,433
                                                   -------------------------------

Income before provision for income taxes                 8,675               9,361
Provision for income taxes                               3,705               3,942
                                                   -------------------------------

Net income                                         $     4,970         $     5,419
                                                   ===============================

Net income per common share - basic                $      0.39         $      0.43
                                                   ===============================

Net income per common share - diluted              $      0.39         $      0.42
                                                   ===============================

Weighted-average shares used to compute:
        Basic net income per share                  12,788,578          12,740,946
                                                   -------------------------------
        Fully diluted net income per share          12,893,559          12,940,094
                                                   -------------------------------

 The accompanying notes are an integral part of the consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                For the quarter ended
                                                                      March 31,
                                                            ----------------------------
                                                                 2000               2001
                                                            ---------          ---------
Cash flows from operating activities:
     Cash received from customers                           $  41,887          $  47,627
     Cash paid to suppliers and employees                     (11,066)           (10,036)
     Cash paid for income taxes                                (3,845)              (136)
     Interest paid                                             (3,097)            (4,435)
     Interest received                                            365                404
                                                            ----------------------------
          Net cash provided by operating activities            24,244             33,424
                                                            ----------------------------

Cash flows from investing activities:
     Investment in lease contracts                            (35,226)           (23,838)
     Investment in direct costs                                (2,520)            (1,484)
     Investment in service contracts                           (1,314)            (1,328)
     Investment in Resource Leasing Corporation                     0             (6,900)
     Investment in fixed assets                                  (399)              (425)
     Repayment of notes from officers                               2                  0
     Investment in notes receivable                               (31)               (23)
     Repayment of notes receivable                                239                  4
                                                            ----------------------------
          Net cash used in investing activities               (39,249)           (33,994)
                                                            ----------------------------

Cash flows from financing activities:
     Proceeds from secured debt                                63,618             35,379
     Repayment of secured debt                                (24,899)           (31,124)
     Proceeds from refinancing of secured debt                141,557            104,500
     Prepayment of secured debt                              (156,557)          (104,500)
     Proceeds from short term demand notes payable                112                  0
     Repayment of short term demand notes payable                (367)                 0
     Proceeds from issuance of subordinated debt                    0              1,800
     Repayment of subordinated debt                            (1,000)            (3,000)
     Proceeds from exercise of common stock options                49                  0
     Repayment of capital leases                                 (139)              (140)
     Purchase of treasury stock                                (1,545)                 0
     Payment of dividends                                        (514)              (573)
                                                            ----------------------------
          Net cash provided by financing activities            20,315              2,342
                                                            ----------------------------

Net increase in cash and cash equivalents:                      5,310              1,772
Cash and cash equivalents, beginning of period:                11,062             17,957
                                                            ----------------------------

Cash and cash equivalents, end of period:                   $  16,372          $  19,729
                                                            ============================

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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)
                                   (Unaudited)

                                                                                      For the quarter ended
                                                                                             March 31,
                                                                                       ---------------------
                                                                                       2000              2000
                                                                                     --------          --------
Reconciliation of net income to net cash
    provided by operating activities:

     Net Income                                                                      $  4,970          $  5,419
     Adjustments to reconcile net income to cash
        provided by operating activities:
        Depreciation and amortization                                                   2,033             3,442
        Provision for credit losses                                                     8,529            10,266
        Recovery of equipment cost and residual value,
          net of revenue recognized                                                   10,793             9,267
        Decrease in current taxes                                                        (119)             (121)
        Increase in deferred income taxes                                                 154             3,939
     Change in assets and liabilities:
        Decrease (increase) in other assets                                            (1,973)              101
        (Decrease) increase in accounts payable                                          (132)              165
        Increase (decrease) in accrued liabilities                                        (11)              946
                                                                                     --------          --------
          Net cash provided by operating activities                                  $ 24,244          $ 33,424
                                                                                     ========          ========


Supplemental disclosure of noncash activities:
     Property acquired under capital leases                                          $      0          $    341
     Accrual of common stock dividends                                               $    508          $    573
                                                                                                         (Concluded)

        The accompanying notes are an integral part of the consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)

(A)       Nature of Business:

      MicroFinancial Incorporated (the "Company") which operates primarily through its wholly-owned subsidiary, Leasecomm Corporation, is a specialized commercial finance company that primarily leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $3,000 with an average amount financed of approximately $1,500 and an average lease term of 44 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer based origination networks nationwide. The Company funds its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and on balance sheet securitizations.

(B)      Summary of Significant Accounting Policies:

Basis of Presentation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001.

      The balance sheet at December 31, 2000 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     The following table sets forth the Company's allowance for credit losses as of December 31, 1999, 2000 and March 31, 2001 and the related provision, charge-offs and recoveries for the year ended December 31, 2000 and the three months ended March 31, 2001.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)


Balance at December 31, 1999                                                                  $41,719
Provision for credit losses                                                     36,029
Provision for other asset credit losses                                          2,883
                                                                           -----------
 Total provisions for credit losses                                                            38,912
Charge-offs (including $1,064 in other asset charge-offs)                       57,145
Recoveries                                                                      19,257
                                                                           -----------
 Charge-offs, net of recoveries                                                                37,888
                                                                                          -----------

Balance of allowance for credit losses at December 31, 2000                                   $40,924
                                                                                          ===========
Balance of other asset reserve at December 31, 2000                                            $1,819
                                                                                          ===========
Provision for credit losses                                                     10,266
Provision for other asset credit losses                                              0
                                                                           -----------
 Total provisions for credit losses                                                            10,266
Charge-offs (including $27 in other asset charge-offs)                          25,071
Recoveries                                                                       5,457
                                                                           -----------
 Charge-offs, net of recoveries                                                                19,614
                                                                                          -----------

Balance of allowance for credit losses at March 31, 2001                                      $31,603
                                                                                          ===========
Balance of other asset reserve at March 31, 2001                                               $1,792
                                                                                          ===========


     At December 31, 2000 and March 31, 2001, other assets included prepayments and deposits of $6,394,000 and $3,508,000 respectively, and receivables totaling $7,817,000 and $9,091,000, respectively. The other asset reserve reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.


Earnings Per Share:

     The Company applies the principles set forth in Statement of Financial Accounting Standard No. 128, "Earnings Per Share." ("SFAS No.128") which specifies the computation, presentation and disclosure requirements for net income per share. Basic net income per common share is computed based upon the weighted average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of dilutive earnings per share does not assume the issuance of common shares that have an antidilutive effect on the net income per share. Options to purchase 830,000 and 641,218 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2000 and 2001 respectively because their effects were antidilutive.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)

                                                     For three months ended
                                                          March 31,
                                                          ---------
                                                    2000                2001
                                                    ----                ----

Net Income                                   $     4,970         $     5,419
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net income per common share           12,788,578          12,740,946
   Dilutive effect of common stock
     options                                     104,981             199,148
Shares used in computation of net
   income per common share -
   assuming dilution                          12,893,559          12,940,094
                                              ----------          ----------
Net income per common share                  $      0.39         $      0.43
Net income per common share
      assuming dilution                      $      0.39         $      0.42

Notes Payable:

     On December 21, 1999, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $150,000,000 based upon qualified lease receivables, loans, rentals and service contracts. On August 22, 2000, the revolving line of credit and term loan facility was amended and restated where by the Company may now borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime minus 0.25% for Prime Rate Loans, the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 1.75% for LIBOR Loans or the seven day Money Market rate plus 2.00% for Swing Line advances. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. Swing Line advances have a 7 day maturity and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line advances shall not exceed $10 million. The prime rates at December 31, 2000, and March 31, 2001 were 9.50% and 8.00% respectively. The 90-day LIBOR rates December 31, 2000, and March 31, 2001 were 6.403% and 4.9375%, respectively. The 7-day Money Market rates December 31, 2000, and March 31, 2001 were 6.63% and 5.31%, respectively.

The Company had borrowings outstanding under these agreements with the following terms:

                                   December 31, 2000                    March 31, 2001
                                   -----------------                    --------------
Type                            Rate               Amount             Rate         Amount
----                            ----               ------             ----         ------
                                               (in thousands)                  (in thousands)
Prime                         9.2500%         $      17,260        7.7500%     $      9,900
Swing Line                    8.8100%                 5,076        7.3100%            4,188
LIBOR                         8.2500%                12,000        6.6250%           87,000
LIBOR                         8.5625%                17,500        7.8125%           17,500
LIBOR                         8.2500%                50,000

                                              -------------                    ------------
      Total Outstanding                       $     101,836                    $    118,588
                                              =============                    ============

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

     BLT III has one series of notes outstanding, the 1998-A Notes. In November 1998, BLT III issued the 1998-A Notes in aggregate principal amount of $40,769,000. MFI I has two series of notes outstanding, the 2000-1 Notes and the 2000-2 Notes. In March 2000, MFI I issued the 2000-1 Notes in aggregate principal amount of $50,056,686. In December 2000, MFI I issued the 2000-2 Notes in aggregate principal amount of $50,561,633. Outstanding borrowings are collateralized by a specific pool of lease receivables.

     At December 31, 2000 and March 31, 2001, BLT III and MFI I had borrowings outstanding under the series of notes with the following terms:


                                   December 31, 2000                    March 31, 2001
                                   -----------------                    --------------
Series                          Rate           Amount             Rate         Amount
------                          ----           ------             ----         ------
                                               (in thousands)                  (in thousands)
BLT III
1998-A Notes                  6.0300%    $     12,252             6.0300%      $    8,050

MFI I
2000-1 Notes                  7.3750%          36,995             7.3750%          32,624
2000-2 Notes                  6.9390%          50,562             6.9390%          46,638

                                         -------------                         -----------
      Total Outstanding                  $     99,809                          $   87,312
                                         =============                         ===========

     The Company also had other notes payable which totaled $346,000 at December 31, 2000 and March 31, 2001, respectively. The notes are due on demand and bear interest at a rate of prime minus 1.00%.

Stock Options:

     Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 2,000,000 shares of the Company's common stock for issuance pursuant to the 1998 Plan. The Company granted a total of 400,000 options during the three months ended March 31, 2001. A total of 1,994,000 options were outstanding at March 31, 2001 of which 494,000 were vested.

Dividends:

     On February 20, 2001 the Company's Board of Directors approved a dividend of $.045 per common share for all outstanding common shares as of March 31, 2001 which was paid on April 12, 2001.

Acquisition of Resource Leasing Corporation:

     On January 3, 2001, the Company acquired the rental and lease portfolio, along with certain other assets and assumed certain liabilities of Resource Leasing Corporation ("Resource"), for $10,700,000 subject to a $1,000,000 holdback on deliverables in connection with certain software included in the acquired assets. In December 2000, the Company made a prepayment on that purchase of $2,800,000 which was reflected in other assets at December 31, 2000. The remaining $6,900,000 was paid on January 3, 2001.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)

     This transaction was accounted for under the purchase method of accounting, and accordingly, the results of operations of Resource, for the period from the acquisition date, are included in the consolidated financial statements. The purchase price was allocated to the assets purchased and liabilities assumed based on fair values at the date of acquisition and did not result in the recording of excess costs over the fair value of assets acquired.

     Since the acquisition did not have a material impact on the Company's consolidated financial statements, and Resource does not meet the quantitative thresholds for disclosure as a separate operating segment, segment reporting as required under Statement of Financial Accounting Standards No. 131, is not applicable.

Reclassification of Prior Year Balances:

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation.

Commitments and Contingencies:

     Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

     Net income for the three months ended March 31, 2001 was approximately $5.4 million, an increase of $450,000 or 9% from the three months ended March 31, 2000. This represents diluted earnings per share for the three months ended March 31, 2001 of $0.42 per share on weighted average outstanding shares of 12,940,094 as compared to $0.39 per share on weighted average outstanding shares of 12,893,559 for the three months ended March 31, 2000.

     Total revenues for the three months ended March 31, 2001 were $36.8 million, an increase of $8.2 million, or 29%, from the three months ended March 31, 2000. The increase was primarily due to an increase of $3.2 million, or 21%, in income on financing leases and loans, $3.2 million, or 40%, in rental and service contract income, and $1.8 million in fee and other income. The increase in income on financing leases and loans was due to the increased number of leases originated. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, a rental portfolio of 7,085 accounts purchased during the second quarter of 2000, and the acquisition of the rental portfolio of Resource Leasing Corporation. The increase in fee income and other income is the result of increased fees from the lessees related to the collection and legal process employed by the Company, and the addition of a new line of business of selling new and refurbished equipment out of existing inventory.

     Selling, general and administrative expenses increased by $3.3 or 52%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. Compensation and personnel related expenses increased by $1.9 million or 53%, due to an increase in overall compensation levels and an increase in the number of employees needed to maintain the Company's portfolio, including the addition of the personnel employed by Resource Leasing Corporation. Also, cost of goods sold increased by $1.0 million, or 100%, due to the Company's acquisition of Resource Leasing Corporation, and the addition of a new line of business of selling new and refurbished equipment out of existing inventory.

     Depreciation and amortization increased by $1.4 million, or 70%, due to the increased number of rental contracts, including the addition of the Resource Leasing portfolio of rental contracts, and amortization of the Company's investment in service contracts.

     The Company's provision for credit losses increased by $1.7 million or 20%, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables. Total revenues increased by $8.2 million, or 29% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

     Net interest expense increased by $1.0 million, or 32%, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase resulted from the Company's increased level of borrowings on its revolving line of credit, offset by falling interest rates.

     Dealer fundings were $33.9 million for the three months ended March 31, 2001, down $3.4 million, or 9% as compared to the three months ended March 31, 2000. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards. This is an ongoing effort, expected to continue going forward. Total cash from customers increased by $5.7 million or 14% to a total of $47.6 million. This increase is primarily the result of an increase in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, and service contracts were down from $465.4 million in December of 2000 to $455.8 million in March of 2001, representing a 2% decrease.

Exposure to Credit Losses

     The following table sets forth certain information as of December 31, 1999 and 2000 and March 31, 2001 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.



                                                                     As of
                                                                  December 31                  As of
                                                             ---------------------            March 31
                                                             1999             2000              2001
                                                             ----             ----              ----
Cumulative amounts billed ( in thousands)                $  380,380     $   462,011     $      473,683
31-60 days past due                                             1.7%            1.9%               1.6%
61-90 days past due                                             1.3%            1.6%               1.5%
over 90 days past due                                           7.4%           10.0%              12.5%
                                                         ------------   -------------    ---------------
   Total past due                                              10.4%           13.5%              15.6%
                                                         ============   =============    ===============

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

     The Company utilizes its credit facility to fund the origination and acquisition of leases, loans, rentals and service contracts that satisfy the eligibility requirements established pursuant to each facility. All balances under the revolving line of credit will be automatically converted to a term loan on September 30, 2002 provided the line of credit is not renewed and no event of default exists at that date. At March 31, 2001, the Company had an aggregate maximum of $192 million available for borrowing under its credit facility, of which approximately $118.6 million was outstanding as of such date. To date, cash flow from its portfolio and other fees have been sufficient to repay current amounts due under the credit facilities and subordinated debt.

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

     Given the relatively short average life of the Company's leases, loans, rentals and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of March 31, 2001, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's securitizations, represented 42.4% of the Company's outstanding indebtedness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has filed answers denying the allegations included in each of the lawsuits described below. Four (4) of the first five (5) actions described below have been filed by the same attorney, on behalf of various plaintiffs. The Company is vigorously defending each of the allegations, but is unable to predict with certainty the ultimate outcome of the proceedings. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

     I. On August 24, 1999, a purported class action lawsuit was filed in Middlesex Superior Court for The Commonwealth of Massachusetts against the Company and its wholly-owned subsidiary Leasecomm Corporation ("Leasecomm") (as amended, the "Clark Complaint"). The purported class would be limited to individuals and businesses that have been sued by Leasecomm in a Massachusetts court for allegedly breaching Leasecomm's Non Cancellable Equipment Lease Agreement or Non Cancellable Lease Agreement (the "Lease Agreements"), and that, among other things, have been sued in a Massachusetts court for breach of the Lease Agreements. The Clark Complaint alleges that enforcement of the forum selection clause is not fair or reasonable because, among other things, litigation in Massachusetts is prohibitively costly and time consuming for purported class members, purported class members have no choice but to enter into the Lease Agreement's because of Leasecomm's greater bargaining power, and purported class members allegedly have valid defenses to the claims asserted against them by Leasecomm.

     On August 16, 2000, the Court granted the Company's motion to dismiss, resulting in the dismissal of all claims against the Company. The Court also granted Leasecomm's motion to dismiss as to all of the plaintiffs' individual claims, and as to all but one of the plaintiffs' purported class claims. As a result, the only claim that remains is a purported class claim against Leasecomm by plaintiffs against whom Leasecomm has a pending Massachusetts action, for alleged violations of Chapter 93A of the Massachusetts General Laws arising out of the inclusion of a forum selection clause in Leasecomm leases. As to this claim, the plaintiffs are seeking no monetary relief beyond attorneys' fees.

     The plaintiffs filed a revised motion for class certification in light of the Court's prior rulings. The Company has filed an opposition to the revised motion for class certification, and argument is currently scheduled for May 16, 2001.

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

    Since this matter is in an early stage, there can be no assurance as to its eventual outcome

    IV. On or about June 16, 2000, a purported class action lawsuit was filed in Middlesex Superior Court in the Commonwealth of Massachusetts against Leasecomm, the Company, John Gregory Hines, Richard F. Latour, Peter R. von Bleyleben, Cardservice International, Inc., Autorize.net Corporation, and Humboldt Bank (the "Bradford Complaint").

     By Notice of Voluntary Dismissal filed with the Court on March 13, 2001, the plaintiffs have voluntarily dismissed their action against all defendants, including the Company.

    V. On or about June 16, 2000, a purported class action lawsuit was filed in Middlesex Superior Court in the Commonwealth of Massachusetts against Leasecomm, the Company, John Gregory Hines, Richard F. Latour, Peter R. von Bleyleben, E-Commerce Exchange, LLC, Creditcards.com, and Humboldt Bank (the "Okougbo Complaint").

     By Notice of Voluntary Dismissal filed with the Court on March 14, 2001, the plaintiffs have voluntarily dismissed their action against all defendants, including the Company.

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

     The parties have reached a settlement whereby the defendant Sentinel was to pay the Company a sum of money on or before May 25, 2001, or, alternatively, judgment for the full amount of $14,000,000 is to be entered against Sentinel, and the Company may also pursue its claims against other defendants.

     The Company learned on or about March 20, 2001 that a Provisional Liquidator of Sentinel Insurance Company, Ltd. has been appointed pursuant to an order of the Supreme Court of Bermuda.

     VII.On September 19, 2000, Leasecomm was served with a Subpoena Duces Tecum from the Office of the Attorney General of the State of Florida. The nature of the proceeding, if any, against Leasecomm is unclear at this time, but appears to relate to alleged complaints against Leasecomm by lessees in Florida and involves the question of whether any of the leases entered into by Leasecomm with Florida residents is a consumer lease. Leasecomm believes that the commercial leases it has entered into are in fact commercial leases, and is attempting to cooperate with the Attorney General's Office on this matter. Leasecomm has responded to the subpoena and provided documents.

     Since this matter is at an early stage, and the nature of the proceedings against Leasecomm, if any, are not known, there can be no assurance as to its eventual outcome.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index

None

(b)      Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MicroFinancial Incorporated

                                          By: /s/ Peter R. Bleyleben
                                            ------------------------------------
                                          President and Chief Executive Officer

                                          By: /s/ Richard F. Latour
                                            ------------------------------------
                                          Executive Vice President, Chief
                                          Operating and Chief Financial Officer

Date:  May 15, 2001