Form 10-Q
period 2001-06-30
MICROFINANCIAL INC
filed 2001-08-14
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of August 10, 2001, 12,819,946 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS


                                                                                    Page
Part I                         FINANCIAL INFORMATION

     Item 1    Financial Statements (unaudited):
                 Condensed Consolidated Balance Sheets
                   December 31, 2000 and June 30, 2001                               3
                 Condensed Consolidated Statements of Operations
                   Three and six months ended June 30, 2000 and 2001                 4
                 Condensed Consolidated Statements of Cash Flows
                   Three and six months ended June 30, 2000 and 2001                 5
                 Notes to Condensed Consolidated Financial Statements                7

     Item 2      Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                                12

     Item 3      Quantitative and Qualitative Disclosures about Market Risk          15

Part II                      OTHER INFORMATION

     Item 1      Legal Proceedings                                                   16
     Item 6      Exhibits and Reports on Form 8-K                                    20

     Signatures                                                                      21

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                    December 31,          June 30,
                                                                                    ------------         ---------
                                                                                        2000                2001
                                                                                        ----                ----
                                     ASSETS

Net investment in leases and loans:
     Receivables due in installments                                                 $ 405,437           $ 401,977
     Estimated residual value                                                           35,368              37,859
     Initial direct costs                                                                9,321               8,561
     Loans receivable                                                                   12,080               4,474
     Less:
        Advance lease payments and deposits                                               (400)               (406)
        Unearned income                                                               (132,687)           (121,485)
        Allowance for credit losses                                                    (40,924)            (34,454)
                                                                                     ---------           ---------
Net investment in leases and loans                                                   $ 288,195           $ 296,526
Investment in service contracts                                                         12,553              13,103
Cash and cash equivalents                                                               17,957              19,333
Property and equipment, net                                                             11,505              20,313
Other assets                                                                            12,392              12,533
                                                                                     ---------           ---------
          Total assets                                                               $ 342,602           $ 361,808
                                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                        $ 201,991           $ 206,968
Subordinated notes payable                                                               4,785               4,662
Capitalized lease obligations                                                              859                 944
Accounts payable                                                                         1,605               2,128
Dividends payable                                                                          573                 640
Other liabilities                                                                        5,433               6,137
Income taxes payable                                                                     2,333                 566
Deferred income taxes payable                                                           29,000              33,776
                                                                                     ---------           ---------
          Total liabilities                                                            246,579             255,821
                                                                                     ---------           ---------

Commitments and contingencies                                                               --                  --
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        0 shares issued at 12/31/00; 0 shares issued at 6/30/01                             --                  --
     Common stock, $.01 par value; 25,000,000 shares authorized; 13,410,646
        shares issued at 12/31/00; 13,410,646 shares issued at 6/30/01                     134                 134
     Additional paid-in capital                                                         47,900              47,769
     Retained earnings                                                                  55,291              64,676
     Treasury stock (669,700 shares of common stock at 12/31/00,
        603,938 shares of common stock at 6/30/01), at cost                             (7,234)             (6,524)
     Notes receivable from officers and employees                                          (68)                (68)
                                                                                     ---------           ---------
          Total stockholders' equity                                                    96,023             105,987
                                                                                     ---------           ---------
          Total liabilities and stockholders' equity                                 $ 342,602           $ 361,808
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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                      For the three months ended                  For the six months ended
                                                                June 30,                                   June 30,
                                                    --------------------------------          --------------------------------
                                                       2000                  2001                 2000                2001
                                                       ----                  ----                 ----                ----

Revenues:
     Income on financing leases and loans           $    16,946          $    18,060          $    32,490          $    36,791
     Income on service contracts                          2,183                2,099                4,373                4,234
     Rental income                                        6,861                9,252               12,671               18,387
     Loss and damage waiver fees and other                1,485                2,683                2,955                5,526
     Service fees                                         3,467                3,682                7,094                7,633
                                                    --------------------------------          --------------------------------
          Total revenues                                 30,942               35,776               59,583               72,571
                                                    --------------------------------          --------------------------------

Expenses:
     Selling general and administrative                   6,839                8,105               13,168               17,709
     Provision for credit losses                          9,040               11,819               17,569               22,085
     Depreciation and amortization                        2,554                3,640                4,587                7,082
     Interest                                             3,650                3,271                6,725                7,393
                                                    --------------------------------          --------------------------------
          Total expenses                                 22,083               26,835               42,049               54,269
                                                    --------------------------------          --------------------------------

Income before provision for income taxes                  8,859                8,941               17,534               18,302
Provision for income taxes                                3,728                3,762                7,433                7,704
                                                    --------------------------------          --------------------------------

Net income                                          $     5,131          $     5,179          $    10,101          $    10,598
                                                    ================================          ================================

Net income per common share - basic                 $      0.40          $      0.41          $      0.79          $      0.83
                                                    ================================          ================================

Net income per common share - diluted               $      0.40          $      0.40          $      0.78          $      0.82
                                                    ================================          ================================

Weighted-average shares used to compute:
        Basic net income per share                   12,707,898           12,759,548           12,748,238           12,750,299
                                                    --------------------------------          --------------------------------
        Fully diluted net income per share           12,780,334           12,981,450           12,941,357           12,933,339
                                                    --------------------------------          --------------------------------

    The accompanying notes are an integral part of the consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              For the three months ended                For the six months ended
                                                                       June 30,                                 June 30,
                                                             -----------------------------           -----------------------------
                                                                2000                2001                2000                2001
                                                                ----                ----                ----                ----
Cash flows from operating activities:
     Cash received from customers                            $  43,941           $  47,500           $  85,828           $  95,127
     Cash paid to suppliers and employees                       (7,191)            (13,423)            (18,257)            (23,459)
     Cash paid for income taxes                                 (3,792)             (4,572)             (7,637)             (4,708)
     Interest paid                                              (3,862)             (3,605)             (6,959)             (8,040)
     Interest received                                             406                 365                 771                 769
                                                             -----------------------------           -----------------------------
          Net cash provided by operating activities             29,502              26,265              53,746              59,689
                                                             -----------------------------           -----------------------------

Cash flows from investing activities:
     Investment in lease contracts                             (46,716)            (24,813)            (81,942)            (48,651)
     Investment in direct costs                                 (2,162)             (1,399)             (4,682)             (2,883)
     Investment in service contracts                            (1,054)             (1,631)             (2,368)             (2,959)
     Investment in Resource Leasing Corporation                      0                   0                   0              (6,900)
     Investment in fixed assets                                   (722)               (432)             (1,121)               (857)
     Repayment of notes from officers                                1                   0                   3                   0
     Investment in notes receivable                                (39)                (24)                (70)                (47)
     Repayment of notes receivable                                  23                   2                 262                   6
                                                             -----------------------------           -----------------------------
          Net cash used in investing activities                (50,669)            (28,297)            (89,918)            (62,291)
                                                             -----------------------------           -----------------------------

Cash flows from financing activities:
     Proceeds from secured debt                                 51,764              22,473             115,382              57,852
     Repayment of secured debt                                 (26,410)            (22,565)            (51,309)            (53,689)
     Proceeds from refinancing of secured debt                  92,000             104,500             233,557             209,000
     Prepayment of secured debt                                (92,000)           (104,500)           (248,557)           (209,000)
     Proceeds from short term demand notes payable                   0                 889                 144                 889
     Repayment of short term demand notes payable                  (47)                (75)               (446)                (75)
     Proceeds from issuance of subordinated debt                     0               1,075                   0               2,875
     Repayment of subordinated debt                             (1,000)                  0              (2,000)             (3,000)
     Proceeds from exercise of common stock options                  0                 529                  49                 529
     Repayment of capital leases                                  (118)               (116)               (257)               (256)
     Purchase of treasury stock                                    (50)                  0              (1,595)                  0
     Payment of dividends                                         (508)               (574)             (1,022)             (1,147)
                                                             -----------------------------           -----------------------------
          Net cash provided by financing activities             23,631               1,636              43,946               3,978
                                                             -----------------------------           -----------------------------

Net increase in cash and cash equivalents:                       2,464                (396)              7,774               1,376
Cash and cash equivalents, beginning of period:                 16,372              19,729              11,062              17,957
                                                             -----------------------------           -----------------------------

Cash and cash equivalents, end of period:                    $  18,836           $  19,333           $  18,836           $  19,333
                                                             =============================           =============================

                          (continued on following page)
    The accompanying notes are an integral part of the consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)
                                   (Unaudited)

                                                                For the three months ended             For the six months ended
                                                                          June 30,                             June 30,
                                                                ---------------------------           ---------------------------
                                                                   2000              2001               2000               2001
                                                                   ----              ----               ----               ----
Reconciliation of net income to net cash provided
     by operating activities:

     Net Income                                                 $  5,131           $  5,179           $ 10,101           $ 10,598
     Adjustments to reconcile net income to cash
        provided by operating activities
        Depreciation and amortization                              2,554              3,640              4,587              7,082
        Provision for credit losses                                9,040             11,819             17,569             22,085
        Recovery of equipment cost and residual value,
          net of revenue recognized                               12,031              7,039             22,824             16,306
        Decrease in current taxes                                    (40)            (1,647)              (159)            (1,767)
        Increase in deferred income taxes                             78                837                232              4,776
     Change in assets and liabilities:
        Decrease (increase) in other assets                          379                 (9)            (1,594)                92
        (Decrease) increase in accounts payable                      362               (683)               230               (518)
        Increase (decrease) in accrued liabilities                   (33)                90                (44)             1,035
                                                                ---------------------------           ---------------------------
          Net cash provided by operating activities             $ 29,502           $ 26,265           $ 53,746           $ 59,689
                                                                ===========================           ===========================


Supplemental disclosure of noncash activities:
     Property acquired under capital leases                     $     71           $      0           $     71           $    341
     Accrual of common stock dividends                          $    572           $    640           $    572           $    640

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

(B)  Summary of Significant Accounting Policies:

Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. The results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001.

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

     The following table sets forth the Company's allowance for credit losses as of December 31, 1999, 2000 and June 30, 2001 and the related provision, charge-offs and recoveries for the year ended December 31, 2000 and the six months ended June 30, 2001.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)


Balance at December 31, 1999                                                     $41,719
Provision for credit losses                                           36,029
Provision for other asset credit losses                                2,883
                                                                     -------
 Total provisions for credit losses                                               38,912
Charge-offs (including $1,064 in other asset charge-offs)             57,145
Recoveries                                                            19,257
                                                                     -------
 Charge-offs, net of recoveries                                                   37,888
                                                                                 -------

Balance of allowance for credit losses at December 31, 2000                      $40,924
                                                                                 =======
Balance of other asset reserve at December 31, 2000                              $ 1,819
                                                                                 =======
Provision for credit losses                                           22,085
Provision for other asset credit losses                                    0
                                                                     -------
 Total provisions for credit losses                                               22,085
Charge-offs (including $27 in other asset charge-offs)                38,921
Recoveries                                                            10,339
                                                                     -------
 Charge-offs, net of recoveries                                                   28,582
                                                                                 -------

Balance of allowance for credit losses at June 30, 2001                          $34,454
                                                                                 =======
Balance of other asset reserve at June 30, 2001                                  $ 1,792
                                                                                 =======


     At December 31, 2000 and June 30, 2001, other assets included prepayments and deposits of $6,394,000 and $3,519,000 respectively, and receivables totaling $7,817,000 and $10,806,000, respectively. The other asset reserve reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

Earnings Per Share:

     The Company applies the principles set forth in Statement of Financial Accounting Standard No. 128, "Earnings Per Share." ("SFAS No.128") which specifies the computation, presentation and disclosure requirements for net income per share. Basic net income per common share is computed based upon the weighted-average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of dilutive earnings per share does not assume the issuance of common shares that have an antidilutive effect on the net income per share. Options to purchase 830,000 and 40,609 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2000 and 2001 respectively because their effects were antidilutive. Options to purchase 832,637 and 393,384 shares of common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2000 and 2001 respectively because their effects were antidilutive.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)


                                                   For three months ended                      For six months ended
                                                           June 30,                                  June 30,
                                              --------------------------------          --------------------------------
                                                  2000                 2001                 2000                 2001
                                                  ----                 ----                 ----                 ----

Net Income                                    $     5,131          $     5,179          $    10,101          $    10,598
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net income per common share            12,707,898           12,759,548           12,748,238           12,750,299
   Dilutive effect of common stock
     options                                       72,437              221,902              193,119              183,040
Shares used in computation of net
   income per common share -
   assuming dilution                           12,780,335           12,981,450           12,941,357           12,933,339
                                              --------------------------------          --------------------------------

Net income per common share                   $      0.40          $      0.41          $      0.79          $      0.83
Net income per common share
      assuming dilution                       $      0.40          $      0.40          $      0.78          $      0.82

Notes Payable:

     On December 21, 1999, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $150,000,000 based upon qualified lease receivables, loans, rentals and service contracts. On August 22, 2000, the revolving line of credit and term loan facility was amended and restated where by the Company may now borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime minus 0.25% for Prime Rate Loans, the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 1.75% for LIBOR Loans or the seven day Money Market rate plus 2.00% for Swing Line advances. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. Swing Line advances have a 7-day maturity and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line advances shall not exceed $10 million. The prime rates at December 31, 2000, and June 30, 2001 were 9.50% and 6.75% respectively. The 90-day LIBOR rates December 31, 2000, and June 30, 2001 were 6.403% and 3.71%, respectively. The 7-day Money Market rates December 31, 2000, and June 30, 2001 were 6.63% and 4.13%, respectively.

The Company had borrowings outstanding under these agreements with the following terms:

                               December 31, 2000                    June 30, 2001
                             --------------------                -------------------
Type                         Rate         Amount                 Rate         Amount
----                         ----         -------                ----         ------
                                      (in thousands)                      (in thousands)

Prime                       9.2500%     $ 17,260                6.5000%     $ 25,137
Swing Line                  8.8100%        5,076
LIBOR                       8.2500%       12,000                5.5625%       87,000
LIBOR                       8.5625%       17,500                6.5625%       17,500
LIBOR                       8.2500%       50,000

                                        --------                            --------
      Total Outstanding                 $101,836                            $129,637
                                        ========                            ========

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

     At December 31, 2000 and June 30, 2001, BLT III and MFI I had borrowings outstanding under the series of notes with the following terms:

                               December 31, 2000                    June 30, 2001
                             --------------------                -------------------
Series                       Rate         Amount                 Rate         Amount
------                       ----         -------                ----         ------
                                      (in thousands)                      (in thousands)
BLT III
1998-A Notes                6.0300%       $12,252               6.0300%      $ 5,239

MFI I
2000-1 Notes                7.3750%        36,995               7.3750%       28,278
2000-2 Notes                6.9390%        50,562               6.9390%       42,654
                                          -------                            -------
      Total Outstanding                   $99,809                            $76,171
                                          =======                            =======

     The Company also had other notes payable which totaled $346,000 and $271,000 at December 31, 2000 and June 30, 2001, respectively. The notes are due on demand and bear interest at a rate of prime minus 1.00%. The Company also borrowed $889,000 against the cash surrender value of the life insurance policies held on key officers. The interest rates on these loans range from 5.05% to 8.00%.

Stock Options:

     Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 2,000,000 shares of the Company's common stock for issuance pursuant to the 1998 Plan. The Company granted a total of 400,000 options during the six months ended June 30, 2001. A total of 1,816,238 options were outstanding at June 30, 2001 of which 444,238 were vested.

Dividends:

     On June 18, 2001 the Company's Board of Directors approved a dividend of $.050 per common share for all outstanding common shares as of June 29, 2001 which was paid on July 13, 2001.

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

New Accounting Pronouncements:

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations"("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and amends or supercedes a number of interpretations concerning business combinations. SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations, whereas previous interpretations provided for the use of another method (pooling of interests method) if certain criteria were met. This statement also amends the recognition policies of intangible assets and goodwill and provides for additional disclosure requirements for business combinations. The provisions for this statement apply to all business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS No. 142"). This statement supercedes APB Opinion No. 17, "Intangible Assets"("APB No. 17") and addresses financial accounting and reporting for intangible assets, but not those acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting of goodwill and other intangible assets subsequent to their acquisition, assigning a definite or indefinite useful life to these assets. Goodwill and other intangible assets having an indefinite useful life will not be amortized, but rather tested at least annually for impairment. It also provides guidance on how to define, measure and record impairment losses on goodwill and other intangible assets and provides for additional disclosures regarding these assets in years subsequent to their acquisition. The provisions for this statement are required to be applied for fiscal years beginning after December 15, 2001, although earlier adoption is permitted.

     The Company has not completed its evaluation of SFAS No. 141 and SFAS No. 142 and has not yet determined their effect on it's consolidated financial statements.

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

Commitments and Contingencies:

     Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

     Net income for the three months ended June 30, 2001 was approximately $5.2 million, an increase of $48,000 or 1% from the three months ended June 30, 2000. This represents diluted earnings per share for the three months ended June 30, 2001 of $0.40 per share on weighted average outstanding shares of 12,981,450 as compared to $0.40 per share on weighted average outstanding shares of 12,780,334 for the three months ended June 30, 2000.

     Total revenues for the three months ended June 30, 2001 were $35.8 million, an increase of $4.8 million, or 16%, from the three months ended June 30, 2000. The increase was primarily due to an increase of $1.1 million, or 7%, in income on financing leases, $2.3 million, or 26%, in rental and service contract income, and $1.4 million, or 29% in fee and other income. The increase in income on financing leases and loans was due to the increased number of leases originated. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, and an increase in the rental business originated through our Resource Leasing division. The increase in fee income and other income is the result of increased fees from the lessees related to the collection and legal process employed by the Company, and the addition of a new line of business of selling new and refurbished equipment.

     Selling, general and administrative expenses increased by $1.3 or 19%, for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. Compensation and personnel related expenses increased by $900,000 or 24%, due to an increase in overall compensation levels and an increase in the number of employees needed to maintain the Company's portfolio, including the addition of the personnel employed by Resource Leasing Corporation. Also, cost of goods sold increased by $900,000, or 100%, due to the Company's acquisition of Resource Leasing Corporation, and the addition of a new line of business of selling new and refurbished equipment.

     Depreciation and amortization increased by $1.1 million, or 43%, due to the increased number of rental contracts, including the addition of the Resource Leasing portfolio of rental contracts, and amortization of the Company's investment in service contracts.

     The Company's provision for credit losses increased by $2.8 million or 31%, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables. Total revenues increased by $4.8 million, or 16% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

     Net interest expense decreased by $380,000, or 10%, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease resulted primarily from the Company's declining cost of funds, offset by an increased level of borrowings on its revolving line of credit.

     Dealer fundings were $27.4 million for the three months ended June 30, 2001, down $19.9 million, or 42% as compared to the three months ended June 30, 2000. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards. The new credit policies were put into place in August of 2000. This is an ongoing effort, and is expected to continue going forward. Total cash from customers increased by $3.6 million or 8% to a total of $47.5 million. This increase is primarily the result of an increase in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, and service contracts were down from $465.4 million in December of 2000 to $457.4 million in June of 2001, representing a 2% decrease.

Six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

     Net income for the six months ended June 30, 2001 was approximately $10.6 million, an increase of $500,000 or 5% from the six months ended June 30, 2000. This represents diluted earnings per share for the six months ended June 30, 2001 of $0.82 per share on weighted average outstanding shares of 12,933,339 as compared to $0.78 per share on weighted average outstanding shares of 12,941,357 for the six months ended June 30, 2000.

     Total revenues for the six months ended June 30, 2001 were $72.6 million, an increase of $13.0 million, or 22%, from the six months ended June 30, 2000. The increase was primarily due to an increase of $4.3 million, or 13%, in income on financing leases and loans, $5.6 million, or 33%, in rental and service contract income, and $3.1 million, 31% in fee and other income. The increase in income on financing leases and loans was due to the increased number of leases originated. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, and the acquisition of the rental portfolio of Resource Leasing Corporation. The increase in fee income and other income is the result of increased fees from the lessees related to the collection and legal process employed by the Company, and the addition of a new line of business of selling new and refurbished equipment out of existing inventory.

     Selling, general and administrative expenses increased by $4.5 or 34%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. Compensation and personnel related expenses increased by $2.7 million or 36%, due to an increase in overall compensation levels and an increase in the number of employees needed to maintain the Company's portfolio, including the addition of the personnel employed by Resource Leasing Corporation. Also, cost of goods sold increased by $1.8 million, or 100%, due to the Company's acquisition of the assets of Resource Leasing Corporation, and the addition of a new line of business of selling new and refurbished equipment.

     Depreciation and amortization increased by $2.5 million, or 54%, due to the increased number of rental contracts, including the addition of the Resource Leasing portfolio of rental contracts, and amortization of the Company's investment in service contracts.

     The Company's provision for credit losses increased by $4.5 million or 26%, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

     Net interest expense increased by $670,000, or 10%, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase resulted primarily from the Company's increased level of borrowings on its revolving line of credit, offset by a lower cost of funds.

     Dealer fundings were $61.3 million for the six months ended June 30, 2001, down $23.3 million, or 28% as compared to the six months ended June 30, 2000. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards. The new credit policies were put into place in August of 2000. This is an ongoing effort, and is expected to continue going forward. Total cash from customers increased by $9.3 million or 11% to a total of $95.1 million. This increase is primarily the result of an increase in the size of the overall portfolio.

EXPOSURE TO CREDIT LOSSES

     The following table sets forth certain information as of December 31, 1999 and 2000 and June 30, 2001 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                                                  As of                         As of
                                                               December 31                     June 30
                                                               -----------                     -------
                                                       1999                 2000                 2001
                                                       ----                 ----                 ----

Cumulative amounts billed (in thousands)           $  380,380           $  462,011           $  506,760
31-60 days past due                                       1.7%                 1.9%                 2.1%
61-90 days past due                                       1.3%                 1.6%                 1.7%
over 90 days past due                                     7.4%                10.0%                13.1%
                                                   ----------           ----------           ----------
   Total past due                                        10.4%                13.5%                16.9%
                                                   ==========           ==========           ==========

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

     The Company utilizes its credit facility to fund the origination and acquisition of leases, loans, rentals and service contracts that satisfy the eligibility requirements established pursuant to each facility. All balances under the revolving line of credit will be automatically converted to a term loan on September 30, 2002 provided the line of credit is not renewed and no event of default exists at that date. At June 30, 2001, the Company had an aggregate maximum of $192 million available for borrowing under its credit facility, of which approximately $129.6 million was outstanding as of such date. To date, cash flow from its portfolio and other fees have been sufficient to repay current amounts due under the credit facilities and subordinated debt.

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

     Given the relatively short average life of the Company's leases, loans, rentals and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of June 30, 2001, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's securitizations, represented 37.0% of the Company's outstanding indebtedness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has filed answers denying the allegations included in each of the lawsuits described below. The first two (2) actions described below have been filed by the same attorney, on behalf of various plaintiffs. The Company is vigorously defending each of the allegations, but is unable to predict with certainty the ultimate outcome of the proceedings. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

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

     The plaintiffs filed a revised motion for class certification in light of the Court's prior rulings. The Company has filed an opposition to the revised motion for class certification, which was heard by the Court on May 16, 2001. The Company is awaiting the decision of the Court.

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

     By Memorandum and Order dated July 11, 2001, the Court denied plaintiffs motion for class certification in all respects, effectively limiting the pending action to the claims of the individual named plaintiffs.

     III.On January 20, 2000, the Company filed suit against Sentinel Insurance Company Limited ("Sentinel"), in the United States District Court for the District of Massachusetts (the "Sentinel Complaint"). On August 18, 1999, Sentinel had issued a Business Performance Insurance Policy (the "Policy") to the Company as collateral for a Twelve Million Dollar ($12,000,000) loan (the "Loan") that the Company had made to Premier Holidays International, Inc. ("Premier"). The Loan was personally guaranteed by Premier's President, Daniel DelPiano ("DelPiano"). Pursuant to the terms of the Policy, Sentinel was obligated to make payment to the Company for any and all amounts payable under the terms of the Loan, in the event a default by Premier occurred. After Premier and DelPiano defaulted on their repayment obligations, the Company made demand on Sentinel for payment under the Policy. The Company filed the Sentinel Complaint after Sentinel refused to make payment to the Company under the Policy. On February 3, 2000, the Company amended its Complaint to assert claims against Premier and DelPiano arising out of their failure to make payments required under the Loan and the personal guaranty.

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

     The parties have reached a settlement whereby the defendant Sentinel was to pay the Company a sum of money on or before May 25, 2001, or, alternatively, judgment for the full amount of $14,000,000 is to be entered against Sentinel, and the Company may also pursue its claims against other defendants. Pursuant thereto judgment has been entered against Sentinel in the amount of $14,000,000. In addition, the Provisional Liquidator of Sentinel, appointed pursuant to an order of the Supreme Court of Bermuda, has agreed to allow MicroFinancial's claim against Sentinel in that amount. The amount, if any, which may be paid to the Company pursuant to this allowed claim is dependent entirely upon the value of the Sentinel assets recovered by the Provisional Liquidator.

     MicroFinancial is continuing to pursue its claims against the other defendants, and has expanded these claims to include fraud claims.

     IV. On or about April 30, 2001, a purported class action lawsuit was filed in Middlesex Superior Court in the Commonwealth of Massachusetts against Leasecomm. The complaint was amended on or about June 22, 2001 (as amended, the "Grant Complaint"). The purported class consists of all persons who are not residents of Massachusetts who entered into a lease agreement with Leasecomm after April 30, 1997, and who were sued by Leasecomm in Massachusetts courts for defaults under the Lease Agreements.

     The Grant Complaint was filed by the same attorney who previously filed the McKenzie-Pollock complaint (reported in the Company's earlier filings), and closely tracks the amended complaint in that case. On February 7, 2001, the McKenzie-Pollock case was dismissed with prejudice by agreement of the parties, with no money having been paid by the Company.

     The Grant Complaint alleges: that Leasecomm causes individuals to enter into non-cancelable, long-term leases when there is no reasonable expectation that most of the individuals would need or use the equipment for the duration of the lease term; that Leasecomm conceals or misrepresents the nature of the terms of its Lease Agreements; that the Lease Agreements are non-negotiable adhesion contracts which are oppressive and unfair; that the cost of acquiring the equipment through Leasecomm is often double or triple the retail cost of the equipment; that Leasecomm disclaims warranties that it allegedly cannot disclaim; that Leasecomm violates state usury laws; that Leasecomm engages in unfair debt collection practices; that Leasecomm brings lawsuits against purported class members in Massachusetts even though it has no jurisdiction over them in Massachusetts courts; that Leasecomm fails to make proper service and then files pleadings which state that proper service was made, thereby obtaining default judgments against certain members of the purported class; that Leasecomm conspired with its salespersons to cause members of the purported class to enter into unconscionable leases by concealing and misrepresenting their terms; and that Leasecomm has engaged in unfair trade practices in violation of the Massachusetts consumer protection statute.

     Plaintiffs and the members of the purported class seek: unspecified damages for monetary losses allegedly sustained by them as a result of this conduct by Leasecomm and reimbursement of costs and attorneys' fees; treble damages and other punitive damages; unspecified statutory penalties; a declaration that the Lease Agreements are void, and return of all moneys paid to Leasecomm; an accounting and reimbursement of alleged excessive interest charges; and restitutionary damages for unjust enrichment.

     On July 16, 2001, Leasecomm filed a motion to dismiss all counts of the Grant Complaint. Plaintiffs' Opposition is due on or about July 26, 2001.

     Since this matter is in an early stage, there can be no assurance as to its eventual outcome.

     V. On or about September 19, 2000, Leasecomm was served with a Subpoena Duces Tecum from the Office of the Attorney General of the State of Florida. The nature of the proceeding, if any, against Leasecomm is unclear at this time, but appears to relate to alleged complaints against Leasecomm by lessees in Florida and involves the question of whether any of the leases entered into by Leasecomm with Florida residents is a consumer lease. Leasecomm believes that the commercial leases it has entered into are in fact commercial leases, and is attempting to cooperate with the Attorney General's Office on this matter. Leasecomm has responded to the subpoena and provided documents.

     Since this matter is at an early stage, and the nature of the proceedings against Leasecomm, if any, are not known, there can be no assurance as to its eventual outcome.

     VI. On or about May 28, 2001, Leasecomm and the Company were served with Civil Investigative Demands from the Office of the Attorney General of the Commonwealth of Massachusetts which requested the production of documents. The Civil Investigative Demands were issued by the Office of the Attorney General, Consumer Protection and Anti-Trust Division, pursuant to M.G.L. c. 93A, ss. 6, in connection with an investigation of potentially unfair or deceptive acts or practices relating to the sale, solicitation and marketing of lease agreements and the billing and collection procedures to secure payment pursuant to said lease agreements. Leasecomm and the Company have provided responsive documents and are cooperating in the investigation. Because the investigation is ongoing and has not come to a conclusion, no specific allegations have been asserted as to which a response may be made.

     Since this matter is at an early stage, and the nature of the proceedings against Leasecomm or the Company, if any, are not known, there can be no assurance as to its eventual outcome.

     VII. On April 3, 2000, a purported class action suit was filed in Superior Court of the State of California, County of San Mateo against Leasecomm and MicroFinancial as well as a number of other defendants with whom Leasecomm and MicroFinancial are alleged to have done business, directly or indirectly.

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

     On May 31, 2000, Leasecomm filed a motion for an order staying all litigation in California against Leasecomm Corporation and MicroFinancial Incorporated on the grounds that the lease contracts at issue contained a forum selection clause providing that any litigation concerning the leases would be brought in Massachusetts where Leasecomm Corporation is headquartered. By order dated August 22, 2000, the Court granted that motion and stayed further litigation in the California proceedings against Leasecomm Corporation and MicroFinancial Incorporated. On September 27, 2000, plaintiffs filed an appeal seeking to overturn that ruling. Plaintiffs filed their appeal brief on December 29, 2000, and Leasecomm filed a response on January 29, 2001. On July 16, 2001, the parties entered into a letter of intent to settle the class action litigation. The letter of intent must be reduced to a stipulation of settlement and will be effective only if and when the stipulation of settlement is approved by the San Mateo Superior Court as fair and reasonable to the members of the plaintiff class and as a good faith settlement pursuant to Section 877.6 of the California Code of Civil Procedure. It is unclear at this point how long this process will take. The hearing on the appeal filed by the plaintiffs has been continued until December 18, 2001, while the parties pursue approval of the proposed settlement.

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

Date: August 14, 2001