Form 10-Q
period 2001-09-30
MICROFINANCIAL INC
filed 2001-11-14
CIK 827230

,                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of November 10, 2001, 12,836,946 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS




                                                                                                              Page
Part I                         FINANCIAL INFORMATION

         Item 1            Financial Statements (unaudited):
                             Condensed Consolidated Balance Sheets
                                December 31, 2000 and September 30, 2001                                        3
                             Condensed Consolidated Statements of Operations
                               Three and nine months ended September 30, 2000 and 2001                          4
                             Condensed Consolidated Statements of Cash Flows
                               Three and nine months ended September 30, 2000 and 2001                          5
                             Notes to Condensed Consolidated Financial Statements                               7

         Item 2            Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                               13

         Item 3            Quantitative and Qualitative Disclosures about Market Risk                          16

  Part II                      OTHER INFORMATION

         Item 1          Legal Proceedings                                                                     17
         Item 6          Exhibits and Reports on Form 8-K                                                      18

         Signatures                                                                                            19

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)



                                                                                 December 31,      September 30,
                                                                               ---------------    --------------
                                                                                     2000              2001
                                                                                     ----              ----
                                              ASSETS

Net investment in leases and loans:
    Receivables due in installments                                                  $405,437          $401,895
    Estimated residual value                                                           35,368            38,431
    Initial direct costs                                                                9,321             7,842
    Loans receivable                                                                   12,080             4,306
    Less:
       Advance lease payments and deposits                                               (400)             (317)
       Unearned income                                                               (132,687)         (115,440)
       Allowance for credit losses                                                    (40,924)          (37,773)
                                                                               ---------------    --------------
Net investment in leases and loans                                                   $288,195          $298,944
Investment in service contracts                                                        12,553            13,467
Cash and cash equivalents                                                              17,957            21,576
Property and equipment, net                                                            11,505            18,733
Other assets                                                                           12,392            14,738
                                                                               ---------------    --------------
         Total assets                                                                $342,602          $367,458
                                                                               ===============    ==============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                        $201,991          $208,337
Subordinated notes payable                                                              4,785             3,162
Capitalized lease obligations                                                             859               951
Accounts payable                                                                        1,605             2,262
Dividends payable                                                                         573               642
Other liabilities                                                                       5,433             6,426
Income taxes payable                                                                    2,333                (7)
Deferred income taxes payable                                                          29,000            36,420
                                                                               ---------------    --------------
         Total liabilities                                                            246,579           258,193
                                                                               ---------------    --------------


Commitments and contingencies                                                               -                 -
Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
        0 shares issued at 12/31/00; 0 shares issued at 9/30/01                             -                 -
    Common stock, $.01 par value; 25,000,000 shares authorized; 13,410,646
       shares issued at 12/31/00; 13,410,646 shares issued at 9/30/01                     134               134
    Additional paid-in capital                                                         47,900            47,724
    Retained earnings                                                                  55,291            67,672
    Treasury stock (669,700 shares of common stock at 12/31/00,
       573,700 shares of common stock at 9/30/01), at cost                             (7,234)           (6,197)
    Notes receivable from officers and employees                                          (68)              (68)
                                                                               ---------------    --------------
         Total stockholders' equity                                                    96,023           109,265
                                                                               ---------------    --------------
         Total liabilities and stockholders' equity                                  $342,602          $367,458
                                                                               ===============    ==============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                              For the three months ended          For the nine months ended
                                                     September 30,                      September 30,
                                           ---------------------------------- ----------------------------------
                                                 2000             2001              2000             2001
                                                 ----             ----              ----             ----
Revenues:
    Income on financing leases and loans             $18,435         $18,105            $50,925         $54,897
    Income on service contracts                        2,184           2,186              6,557           6,420
    Rental income                                      7,564           9,744             20,235          28,131
    Loss and damage waiver fees and other              1,519           2,767              4,474           8,293
    Service fees                                       3,837           3,320             10,931          10,952
                                           ---------------------------------- ----------------------------------
         Total revenues                               33,539          36,122             93,122         108,693
                                           ---------------------------------- ----------------------------------

Expenses:
    Selling general and administrative                 6,879           7,905             20,047          25,613
    Provision for credit losses                       10,576          15,064             28,145          37,150
    Depreciation and amortization                      2,808           3,618              7,395          10,700
    Interest                                           4,124           3,252             10,849          10,645
                                           ---------------------------------- ----------------------------------
         Total expenses                               24,387          29,839             66,436          84,108
                                           ---------------------------------- ----------------------------------

Income before provision for income taxes               9,152           6,283             26,686          24,585
Provision for income taxes                             3,851           2,644             11,284          10,348
                                           ---------------------------------- ----------------------------------

Net income                                            $5,301          $3,639            $15,402         $14,237
                                           ================================== ==================================

Net income per common share - basic                    $0.42           $0.28              $1.21           $1.11
                                           ================================== ==================================

Net income per common share - diluted                  $0.42           $0.28              $1.20           $1.10
                                           ================================== ==================================

Weighted-average shares used to compute:
       Basic net income per share                 12,705,337      12,825,139         12,733,833      12,775,519
                                           ---------------------------------- ----------------------------------
       Fully diluted net income per share         12,760,298      13,094,690         12,808,371      12,988,959
                                           ---------------------------------- ----------------------------------


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                        For the three months ended        For the nine months ended
                                                               September 30,                    September 30,
                                                     ------------------------------- --------------------------------
                                                           2000            2001             2000            2001
                                                           ----            ----             ----            ----
Cash flows from operating activities:
    Cash received from customers                            $44,709         $45,271         $130,537        $140,398
    Cash paid to suppliers and employees                     (7,139)        (11,733)         (25,396)        (32,703)
    Cash paid for income taxes                               (1,064)           (573)          (8,701)         (5,280)
    Interest paid                                            (4,401)         (3,378)         (11,360)        (11,418)
    Interest received                                           421             326            1,192           1,094
                                                     ------------------------------- --------------------------------
         Net cash provided by operating activities           32,526          29,913           86,272          92,091
                                                     ------------------------------- --------------------------------

Cash flows from investing activities:
    Investment in lease contracts                           (35,554)        (22,863)        (117,496)        (71,514)
    Investment in inventory                                       0            (813)               0          (3,302)
    Investment in direct costs                               (1,654)         (1,257)          (6,336)         (4,140)
    Investment in service contracts                            (865)         (1,661)          (3,233)         (4,620)
    Investment in Resource Leasing Corporation                    0               0                0          (6,900)
    Investment in fixed assets                                 (695)           (433)          (1,816)         (1,290)
    Repayment of notes from officers                             22               0               25               0
    Investment in notes receivable                              (23)            (23)             (93)            (70)
    Repayment of notes receivable                                23               0              285               6
                                                     ------------------------------- --------------------------------
         Net cash used in investing activities              (38,746)        (27,050)        (128,664)        (91,830)
                                                     ------------------------------- --------------------------------

Cash flows from financing activities:
    Proceeds from secured debt                               30,995          17,440          146,378          75,293
    Repayment of secured debt                               (22,112)        (22,396)         (73,421)        (76,085)
    Proceeds from refinancing of secured debt               109,500         136,898          343,057         345,897
    Prepayment of secured debt                             (109,500)       (130,555)        (358,057)       (339,555)
    Proceeds from short term demand notes payable                 0               0              144             889
    Repayment of short term demand notes payable                  0             (18)            (446)            (92)
    Proceeds from issuance of subordinated debt                   0               0                0           2,875
    Repayment of subordinated debt                           (2,250)         (1,500)          (4,250)         (4,500)
    Proceeds from exercise of common stock options               12             282               60             810
    Repayment of capital leases                                (132)           (131)            (389)           (387)
    Purchase of treasury stock                                    0               0           (1,595)              0
    Payment of dividends                                       (572)           (640)          (1,594)         (1,787)
                                                     ------------------------------- --------------------------------
         Net cash provided by financing activities            5,941            (620)          49,887           3,358
                                                     ------------------------------- --------------------------------

Net increase in cash and cash equivalents:                     (279)          2,243            7,495           3,619
Cash and cash equivalents, beginning of period:              18,836          19,333           11,062          17,957
                                                     ------------------------------- --------------------------------

Cash and cash equivalents, end of period:            $       18,557       $  21,576      $    18,557      $   21,576
                                                     =============================== ================================

                          (continued on following page)
          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)
                                   (Unaudited)


                                                          For the three months ended       For the nine months ended
                                                                   September 30,                   September 30,
                                                        -------------------------------- -------------------------------
                                                               2000            2001           2000               2001
                                                               ----            ----           ----               ----
Reconciliation of net income to net cash provided
      by operating activitites:

      Net Income                                                 $5,301          $3,639      $15,402            $14,237
      Adjustments to reconcile net income to cash
         provided by operating activities
         Depreciation and amortization                            2,808           3,618        7,395             10,700
         Provision for credit losses                             10,576          15,064       28,145             37,150
         Recovery of equipment cost and residual value,
           net of revenue recognized                              9,813           6,370       32,637             25,164
         Decrease in current taxes                                    0            (573)        (159)            (2,340)
         Increase in deferred income taxes                        2,842           2,644        3,074              7,420
      Change in assets and liabilities:
         Decrease (increase) in other assets                        419          (1,205)      (1,174)            (1,113)
         (Decrease) increase in accounts payable                    340             134          570              (384)
         Increase (decrease) in accrued liabilities                 427             222          383              1,257
                                                        -------------------------------- -------------------------------
               Net cash provided by operating activities        $32,526         $29,913      $86,273            $92,091
                                                        ================================ ===============================


Supplemental disclosure of noncash activities:
      Property acquired under capital leases                        $38            $138         $109               $479
      Accrual of common stock dividends                            $572            $642         $572               $642





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

(B)  Summary of Significant Accounting Policies:

Basis of Presentation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. The results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001.

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

     The following table sets forth the Company's allowance for credit losses as of December 31, 1999, 2000 and September 30, 2001 and the related provision, charge-offs and recoveries for the year ended December 31, 2000 and the nine months ended September 30, 2001.

                          MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                  (Unaudited)


Balance at December 31, 1999                                                          $41,719
Provision for credit losses                                                 36,029
Provision for other asset credit losses                                      2,883
                                                                      -------------
 Total provisions for credit losses                                                    38,912
Charge-offs (including $1,064 in other asset charge-offs)                   57,145
Recoveries                                                                  19,257
                                                                      -------------
 Charge-offs, net of recoveries                                                        37,888
                                                                                  ------------

Balance of allowance for credit losses at December 31, 2000                           $40,924
                                                                                  ============
Balance of other asset reserve at December 31, 2000                                    $1,819
                                                                                  ============
Provision for credit losses                                                 37,150
Provision for other asset credit losses                                          0
                                                                      -------------
 Total provisions for credit losses                                                    37,150
Charge-offs (including $1,340 in other asset charge-offs)                   56,146
Recoveries                                                                  14,505
                                                                      -------------
 Charge-offs, net of recoveries                                                        41,641
                                                                                  ------------

Balance of allowance for credit losses at September 30, 2001                          $37,773
                                                                                  ============
Balance of other asset reserve at September 30, 2001                                     $479
                                                                                  ============


     At December 31, 2000 and September 30, 2001, other assets included prepayments and deposits of $6,394,000 and $4,724,000 respectively, and receivables totaling $7,817,000 and $10,493,000, respectively. The other asset reserve reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.


Earnings Per Share:

     The Company applies the principles set forth in Statement of Financial Accounting Standard No. 128, "Earnings Per Share." ("SFAS No.128") which specifies the computation, presentation and disclosure requirements for net income per share. Basic net income per common share is computed based upon the weighted-average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of dilutive earnings per share does not assume the issuance of common shares that have an antidulitive effect on the net income per share. Options to purchase 830,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2000 because their effects were antidilutive. There were no antidilutive shares for the three months ended September 30, 2001. Options to purchase 831,752 and 40,609 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2000 and 2001, respectively because their effects were antidilutive.

                          MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                  (Unaudited)



                                           For three months ended       For six months ended
                                               September 30,               September 30,
                                         --------------------------- ---------------------------
                                             2000         2001           2000            2001
                                             ----         ----           ----            ----
Net Income                                $      5,301  $     3,639  $      15,402 $     14,237
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net income per common share         12,705,337   12,825,139     12,733,833   12,775,519
   Dilutive effect of common stock
     options                                    54,961      269,551         74,537      213,440
Shares used in computation of net
   income per common share
   assuming dilution                        12,760,298   13,094,690     12,808,370   12,988,959
                                         --------------------------- ---------------------------

Net income per common share                      $0.42        $0.28          $1.21        $1.11
Net income per common share
      assuming dilution                          $0.42        $0.28          $1.20        $1.10




Notes Payable:

     On December 21, 1999, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $150,000,000 based upon qualified lease receivables, loans, rentals and service contracts. On August 22, 2000, the revolving line of credit and term loan facility was amended and restated where by the Company may now borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime minus 0.25% for Prime Rate Loans, the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 1.75% for LIBOR Loans or the seven day Money Market rate plus 2.00% for Swing Line advances. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. Swing Line advances have a 7-day maturity and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line advances shall not exceed $10 million. The prime rates at December 31, 2000, and September 30, 2001 were 9.50% and 6.00% respectively. The 90-day LIBOR rates December 31, 2000, and September 30, 2001 were 6.403% and 2.56%, respectively. The 7-day Money Market rates December 31, 2000, and September 30, 2001 were 6.63% and 3.13%, respectively.

The Company had borrowings outstanding under these agreements with the following terms:

                        MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                  (Unaudited)


                            December 31, 2000                 September 30, 2001
                            -----------------                 ------------------
Type                       Rate        Amount                Rate        Amount
----                       ----        ------                ----        ------
                                   (in thousands)                    (in thousands)

Prime                       9.2500%        $17,260            5.7500%         $7,683
Swing Line                  8.8100%          5,076
LIBOR                       8.2500%         12,000            4.3750%         70,000
LIBOR                       8.5625%         17,500            5.3125%         17,500
LIBOR                       8.2500%         50,000
                                   ----------------                  ----------------
      Total Outstanding                   $101,836                           $95,183
                                   ================                  ================


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

     BLT III had one series of notes outstanding, the 1998-A Notes. In November 1998, BLT III issued the 1998-A Notes in aggregate principal amount of $40,769,000. All outstanding amounts under the 1998-A notes were repaid in September 2001. MFI I has three series of notes outstanding, the 2000-1 Notes, the 2000-2 Notes, and the 2001-3 Notes. In March 2000, MFI I issued the 2000-1 Notes in aggregate principal amount of $50,056,686. In December 2000, MFI I issued the 2000-2 Notes in aggregate principal amount of $50,561,633. In September 2001, MFI I issued the 2001-3 Notes in aggregate principal amount of $39,397,354. Outstanding borrowings are collateralized by a specific pool of lease receivables. In September 2001, MFI II, LLC was formed and issued one series of notes, the 2001-1 Notes in aggregate principal amount of $10,000,000. Outstanding borrowings are collateralized by a specific pool of lease receivables as well as the excess cash flow from the MFI I collateral. These notes are subordinate to the three series of notes issued by MFI I.

     At December 31, 2000 and September 30, 2001,BLT III, MFI I and MFI II had borrowings outstanding under the series of notes with the following terms:



                             December 31, 2000                September 30, 2001
                             -----------------                ------------------
Series                     Rate        Amount                Rate         Amount
------                     ----        ------                ----         ------
                                   (in thousands)                    (in thousands)
BLT III
1998-A Notes                6.0300%         $12,252           6.0300%              $0

MFI I
2000-1 Notes                7.3750%          36,995           7.3750%          23,999
2000-2 Notes                6.9390%          50,562           6.9390%          38,615
2001-3 Notes                                                  5.5800%          39,397

MFI II LLC
2001-1 Notes                                                  8.0000%          10,000

                                   -----------------                 -----------------
      Total Outstanding                     $99,809                          $112,011
                                   =================                 =================

                        MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                  (Unaudited)


     The Company also had other notes payable which totaled $346,000 and $339,000 at December 31, 2000 and September 30, 2001, respectively. The notes are due on demand and bear interest at a rate of prime minus 1.00%. The Company also borrowed $804,000 against the cash surrender value of the life insurance policies held on key officers. The interest rates on these loans range from 5.05% to 8.00%.

Stock Options:

     Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 2,000,000 shares of the Company's common stock for issuance pursuant to the 1998 Plan. The Company granted a total of 400,000 options during the nine months ended September 30, 2001. A total of 1,786,000 options were outstanding at September 30, 2001 of which 414,000 were vested.

Dividends:

     On September 19, 2001 the Company's Board of Directors approved a dividend of $.050 per common share for all outstanding common shares as of September 28, 2001 which was paid on October 15, 2001.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 provides new accounting standards for recording of liabilities related to legal obligations to retire tangible long-lived assets. The Statement requires an entity to recognize at fair value a liability associated with an asset retirement obligation in the period in which the liability is both incurred and in which the fair value is determinable. The provisions of this Statement are effective for the Company's fiscal year ended December 31, 2003, although earlier application is permitted.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of a long-lived asset or group of assets. This pronouncement, which supercedes and amends several earlier interpretations, establishes a single comprehensive statement to provide impairment accounting guidance for tangible long lived assets to be either held and continued to be used by the entity or disposed of by sale or by some other means. This Statement will be effective for the first quarter of the Company's fiscal year ending December 31, 2002, although earlier application is permitted

     The Company has not completed its evaluation of SFAS Nos. 141, 142, 143 and 144 and has not yet determined their effect on it's consolidated financial statements.

Reclassification of Prior Year Balances:

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation.

Commitments and Contingencies:

     Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

The September 11 Events

     The terrorist attacks of September 11, 2001 caused a significant loss of life and property. Fortunately, the Company has not experienced any significant losses as a direct result of the September 11 Events. The Company did however experience a slight business slow down in the weeks directly following the attacks. There can be no assurance that any potential impact associated with the September 11 Events would not have a material adverse effect on the Company's business, financial condition, or results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

     Net income for the three months ended September 30, 2001 was approximately $3.6 million, a decrease of $1.7 million or 32% from the three months ended September 30, 2000. This represents diluted earnings per share for the three months ended September 30, 2001 of $0.28 per share on weighted average outstanding shares of 13,094,690 as compared to $0.42 per share on weighted average outstanding shares of 12,760,298 for the three months ended September 30, 2000.

     Total revenues for the three months ended September 30, 2001 were $36.1 million, an increase of $2.6 million, or 8%, from the three months ended September 30, 2000. The increase was primarily due to an increase of $2.2 million, or 22%, in rental and service contract income, and $731,000, or 14% in fee and other income offset by a decrease of $330,000, or 2% in financing leases and loans. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's change in its credit approval process. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, an increase in the rental business originated through our Resource Leasing division, and an increase in orginations in rental and service contracts. The increase in fee income and other income is the result of increased fees from the lessees related to the collection and legal process employed by the Company, and the addition of a new line of business of selling equipment.

     Selling, general and administrative expenses increased by $1 million or 15%, for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. Compensation and personnel related expenses increased by $500,000 or 11%, due to an increase in overall compensation levels and an increase in the number of employees needed to maintain the Company's portfolio, including the addition of the personnel employed by Resource Leasing Corporation. Also, cost of goods sold increased by $750,000, or 100%, due to the Company's acquisition of Resource Leasing Corporation, and the addition of a new line of business of selling new and refurbished equipment.

     Depreciation and amortization increased by $800,000, or 29%, due to the increased number of rental contracts, including the addition of the Resource Leasing portfolio of rental contracts, and amortization of the Company's investment in service contracts.

     The Company's provision for credit losses increased by $4.5 million or 42%, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

     Net interest expense decreased by $870,000, or 21%, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease resulted primarily from the Company's declining cost of funds, offset by an increased level of borrowings.

     Dealer fundings were $25.2 million for the three months ended September 30, 2001, down $11.5 million, or 31% as compared to the three months ended September 30, 2000. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards. The new credit policies were put into place in August of 2000. This is an ongoing effort, and is expected to continue going forward. Total cash from customers increased by $600,000 or 1% to a total of $45.3 million. This increase is primarily the result of an increase in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, rental and service contracts were up from $478.7 million in December of 2000 to $479.2 million in September of 2001.

Nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

     Net income for the nine months ended September 30, 2001 was approximately $14.2 million, a decrease of $1.2 million or 8% from the nine months ended September 30, 2000. This represents diluted earnings per share for the nine months ended September 30, 2001 of $1.10 per share on weighted average outstanding shares of 12,988,959 as compared to $1.20 per share on weighted average outstanding shares of 12,808,370 for the nine months ended September 30, 2000.

     Total revenues for the nine months ended September 30, 2001 were $108.7 million, an increase of $15.6 million, or 17%, from the nine months ended September 30, 2000. The increase was primarily due to an increase of $4 million, or 8%, in income on financing leases and loans, $7.8 million, or 29%, in rental and service contract income, and $3.8 million, 25% in fee and other income. The increase in income on financing leases and loans was due to the increased number of leases originated. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, the acquisition of the rental portfolio of Resource Leasing Corporation, and increased originations in rental and service contracts. The increase in fee income and other income is the result of increased fees from the lessees related to the collection and legal process employed by the Company, and the addition of a new line of business of selling equipment out of existing inventory.

     Selling, general and administrative expenses increased by $5.6 or 28%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. Compensation and personnel related expenses increased by $3.2 million or 26%, due to an increase in overall compensation levels and an increase in the number of employees needed to maintain the Company's portfolio, including the addition of the personnel employed by Resource Leasing Corporation. Also, cost of goods sold increased by $2.6 million, or 100%, due to the Company's acquisition of the assets of Resource Leasing Corporation, and the addition of a new line of business of selling equipment.

     Depreciation and amortization increased by $3.3 million, or 45%, due to the increased number of rental contracts, including the addition of the Resource Leasing portfolio of rental contracts, and amortization of the Company's investment in service contracts.

     The Company's provision for credit losses increased by $9 million or 32%, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

     Net interest expense decreased by $200,000, or 2%, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease resulted primarily from the Company's declining cost of funds, offset by an increased level of borrowings.

     Dealer fundings were $87.3 million for the nine months ended September 30, 2001, down $34.1 million, or 28% as compared to the nine months ended September 30, 2000. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards. The new credit policies were put into place in August of 2000. This is an ongoing effort, and is expected to continue going forward. Total cash from customers increased by $9.9 million or 8% to a total of $140.4 million. This increase is primarily the result of an increase in the size of the overall portfolio.

     The terrorist attacks of September 11, 2001 caused a significant loss of life and property. Fortunately, the Company has not experienced any significant losses as a direct result of the September 11 Events. The Company did however experience a slight business slow down in the weeks directly following the attacks. There can be no assurance that any potential impact associated with the September 11 Events would not have a material adverse effect on the Company's business, financial condition, or results of operations.

Exposure to Credit Losses

     The following table sets forth certain information as of December 31, 1999 and 2000 and September 30, 2001 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.









                                                                As of                   As of
                                                             December 31            September 30
                                                             -----------            ------------
                                                         1999          2000             2001
                                                         ----          ----             ----
Cumulative amounts billed ( in thousands)                 $380,380      $462,011          $530,148
31-60 days past due                                           1.7%          1.9%              2.2%
61-90 days past due                                           1.3%          1.6%              2.0%
over 90 days past due                                         7.4%         10.0%             14.2%
                                                     ----------------------------  ----------------
   Total past due                                            10.4%         13.5%             18.4%
                                                     ============================  ================



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

     The Company utilizes its credit facility to fund the origination and acquisition of leases, loans, rentals and service contracts that satisfy the eligibility requirements established pursuant to each facility. All balances under the revolving line of credit will be automatically converted to a term loan on September 30, 2002 provided the line of credit is not renewed and no event of default exists at that date. At September 30, 2001, the Company had an aggregate maximum of $192 million available for borrowing under its credit facility, of which approximately $95.2 million was outstanding as of such date. To date, cash flow from its portfolio and other fees have been sufficient to repay current amounts due under the credit facilities and subordinated debt.

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

     Given the relatively short average life of the Company's leases, loans, rentals and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of September 30, 2001, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's securitizations, represented 54.1% of the Company's outstanding indebtedness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company's subsidiary, Leasecomm Corporation ("Leasecomm"), is periodically sued by lessees seeking to invalidate specific lease provisions, to rescind a lease, or to obtain damages as a result of alleged violations of law. Certain of these actions are filed as purported class actions but, to date, no class has been certified by any court. In two Massachusetts Superior Court cases, the courts have denied motions for class certification. One purported class action is pending in a Massachusetts Superior Court, as to which Leasecomm is awaiting a decision on its motion to dismiss the entire case, and in which no motion for class certification has been filed. Another purported class action is pending in San Mateo Superior Court, State of California, which was stayed at Leasecomm's request but as to which a settlement in principle has been reached, subject to the Court's approval (which settlement should include the certification of a class). Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome of any non-settled case will have a material adverse effect, but the Company does believe that it has meritorious defenses to these actions and is vigorously contesting them.

     During the past few years, the Company and Leasecomm have received subpoenas issued by regulatory authorities in connection with investigations to determine whether any complaint or other charges should be filed. Typically, these investigatory subpoenas result from complaints by individual lessees and frequently concern the conduct of Leasecomm's vendors. Leasecomm's past experience has been that such investigations do not typically result in charges against the Company or Leasecomm. To the extent that any remedial action on the part of Leasecomm may be appropriate, such action has been taken by agreement, without material effect on the Company's financial condition. At present, Leasecomm has received subpoenas from the Offices of the Attorney General of the States of Florida and Illinois, and of the Commonwealth of Massachusetts, regarding investigations that are still ongoing. While it is not possible to predict the outcome of early stage investigations which have not yet determined whether to proffer any charges, the Company's management believes that the outcome of these investigations is likely to be generally consistent with the Company's past experience. However, there can be no assurance that an adverse action in any of these matters will not have a material adverse effect.

     The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. As part of the Massachusetts litigation, Premier has asserted a counterclaim against the Company for Seven Hundred Sixty Nine Thousand Three Hundred Fifty Million Dollars ($769,350,000) in actual and consequential damages, and for Five Hundred Million Dollars ($500,000,000) in punitive damages, plus interest, cost and attorney's fees. The counterclaim is based upon an alleged representation by the Company that it would lend Premier an additional Forty-Five Million Dollars ($45,000,000), when all documents evidencing the Premier loan refer only to the Twelve Million Dollars ($12,000,000) amount actually loaned and not repaid. The Company denies any liability on the counterclaim, which the Company is vigorously contesting. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

         EXHIBIT    DESCRIPTION OF EXHIBIT
         -------    ----------------------
          10.15     Amended and Restated Standard Terms and Condition of
                    Indenture dated as of September 2001 governing the MFI
                    Finance Corp. I, 5.5800% Lease-Backed Notes, Series 2000-3
                    (the "2001-3 Notes")

          10.16     Supplement to Indenture dated September 2001 governing the
                    2001-3 Notes.

          10.17     Specimen 2001-3 Note.

          10.18     Standard Terms and Conditions of Servicing governing the
                    2001-3 Notes.

          10.19 Standard Terms and Condition of Indenture dated as of September 2001 governing the MFI Finance Corp. II, LLC ,
                    8.0000% Lease-Backed Notes, Series 2001-1 (the "2001-1
                    Notes")

          10.20     Supplement to Indenture dated September 2001 governing the
                    2001-1 Notes.

          10.21     Specimen 2001-1 Note.

          10.22     Standard Terms and Conditions of Servicing governing the
                    2001-1 Notes.



(b) A form 8-K was filed on October 15, 2001 to comment on expected third quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MicroFinancial Incorporated

                                      By: /s/ Peter R. Bleyleben
                                      ---------------------------
                                      President and Chief Executive Officer

                                      By: /s/ Richard F. Latour
                                      --------------------------
                                      Executive Vice President, Chief
                                      Operating and Chief Financial Officer

Date:  November 14, 2001