Form 10-K
period 2001-12-31
MICROFINANCIAL INC
filed 2002-03-29
CIK 827230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2001

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

                                      None
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 15, 2002, was approximately $60,520,500

         As of March 15, 2002, 12,821,946 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for the 2002 Special Meeting in lieu of the Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2002) is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS


Description                                                                                 Page Number
PART I       .............................................................................        1
  Item 1.    Business.....................................................................        1
  Item 2.    Properties...................................................................        7
  Item 3.    Legal Proceedings............................................................        7
  Item 4.    Submission of Matters to a Vote of Security Holders..........................       10

PART II      .............................................................................       11
  Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........       11
  Item 6.    Selected Financial Data......................................................       13
  Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................       15
  Item 7a.   Quantitative and Qualitative Disclosures about Market Risk...................       22
  Item 8.    Financial Statements and Supplementary Data, Including Selected
                 Selected Quarterly Financial Data (Unaudited)............................       23
  Item 9.    Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................................       23

PART III     .............................................................................       24
  Item 10.   Directors and Executive Officers of the Registrant...........................       24
  Item 11.   Executive Compensation.......................................................       24
  Item 12.   Security Ownership of Certain Beneficial Owners and Management...............       24
  Item 13.   Certain Relationships and Related Transactions...............................       24

PART IV      .............................................................................       25
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............       25

SIGNATURES   .............................................................................       29

                                     PART I

         ITEM 1.  BUSINESS

         GENERAL

         MicroFinancial Incorporated ("MicroFinancial" or the "Company") was formed as a Massachusetts corporation on January 27, 1987. The Company, which operates primarily through its wholly-owned subsidiary Leasecomm Corporation, is a specialized commercial finance company that leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $3,000, with an average amount financed of approximately $1,100 and an average lease term of 43 months. Leasecomm Corporation started originating leases in January 1986. The Company has used proprietary software in developing a sophisticated, risk-adjusted pricing model and in automating its credit approval and collection systems, including a fully-automated, Internet-based application, credit scoring and approval process.

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

         LEASING, SERVICING AND FINANCING PROGRAMS

         The Company originates leases for products that typically have limited distribution channels and high selling costs. The Company facilitates sales of such products by making them available to Dealers' customers for a small monthly lease payment rather than a high initial purchase price. The Company primarily leases and rents low-priced commercial equipment to small merchants. The majority of the Company's leases are currently for POS authorization systems; however, the Company also leases a wide variety of other equipment including advertising and display equipment, coffee machines, paging systems, water coolers and restaurant equipment. In addition, the Company also acquires service contracts and contracts in certain other financing markets. The Company opportunistically seeks to enter various other financing markets.

         The Company's residential financings include acquiring service contracts from Dealers that provide security monitoring services, primarily.

         The Company originates and services leases, contracts and loans in all 50 states of the United States and its territories. As of December 31, 2000 and 2001, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 44% and 42% of the Company's portfolio, respectively. Only California accounted for more than 10% of the total portfolio as of December 31, 2000 and 2001 at approximately 15% as of December 31, 2000 and 14% as of December 31, 2001. None of the remaining states accounted for more than 4% of such total.

         TERMS OF EQUIPMENT LEASES

         Substantially all equipment leases originated or acquired by the Company are non-cancelable. In a typical lease transaction, the Company originates leases referred to it by the Dealer and buys the underlying equipment from the referring Dealer upon the funding of an approved application. Leases are structured with limited recourse to the Dealer, with risk of loss in the event of default by the lessee residing with the Company in most cases. The Company performs all processing, billing and collection functions under its leases.

         During the term of a typical lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. Throughout the term of the lease, the Company charges late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 43 months as of December 31, 2001.

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

         The Company seeks to protect itself from credit exposure relating to poor-quality Dealers by entering into limited recourse agreements with its Dealers, under which the Dealer agrees to reimburse the Company for payment of defaulted amounts under certain circumstances, primarily defaults within the first month following origination, and upon evidence of Dealer errors or misrepresentations in originating a lease or contract.

         RESIDUAL INTERESTS IN UNDERLYING EQUIPMENT

         The Company typically owns a residual interest in the equipment covered by a lease. At the end of the lease term, the lease typically converts into a month-to-month rental contract. If the lease does not convert, the lessee either buys the equipment at a price quoted by the Company or returns the equipment. If the equipment is returned, the Company may either sell the equipment, or place it into its used equipment rental or leasing program.

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

         DEALERS

         The Company provides financing to obligors under microticket leases, contracts and loans through its Dealers. The Company had over 1,100 different Dealers originating 79,840 Company leases, contracts and loans in 2001. One dealer accounted for approximately 14.7%, 10.6%, and 4.5% of all originations during the years ended December 31, 1999, 2000, and 2001, respectively. Another dealer accounted for approximately 10.1%, 3.8%, and 2.4% of all originations during the years ended December 31, 1999, 2000, and 2001, respectively. No other dealer accounted for more than 10% of the Company's origination volume during the years ended December 31, 1999, 2000, or 2001.

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

         UNDERWRITING

         The nature of the Company's business requires two levels of review: the first focused on the ultimate end-user of the equipment or service and the second focused on the Dealer. The approval process begins with the submission by telephone, facsimile or electronic transmission of a credit application by the Dealer. Upon submission, the Company, either manually or through LeasecommDirect(TM) over the Internet, conducts its own independent credit investigation of the lessee through its own proprietary database and recognized commercial credit reporting agencies such as Dun & Bradstreet, Experian, Equifax and TransUnion. The Company's software evaluates this information on a two-dimensional scale, examining both credit depth (how much information exists on an applicant) and credit quality (past payment history). The Company is thus able to analyze both the quality and amount of credit history available with respect to both obligors and Dealers and to assess the credit risk. The Company uses this information to underwrite a broad range of credit risks and provide financing in situations when its competitors may be unwilling to provide such financing. The credit-scoring model is complex and automatically adjusts for different transactions. In situations where the amount financed is over $6,000, the Company may go beyond its own data base and recognized commercial credit reporting agencies to obtain information from less readily available sources such as banks. In certain instances, the Company will require the lessee to provide verification of employment and salary.

         The second aspect of the credit decision involves an assessment of the originating Dealer. Dealers undergo both an initial screening process and ongoing evaluation, including an examination of Dealer portfolio credit quality and performance, lessee complaints, cases of fraud or misrepresentation, aging studies, number of applications and conversion rates for applications. This ongoing assessment enables the Company to manage its Dealer relationships, including ending relationships with poorly performing Dealers.

         Upon credit approval, the Company requires receipt of signed lease documentation on the Company's, standard or other pre-approved, lease form before funding. Once the equipment is shipped and installed, the Dealer invoices the Company, and thereafter, the Company verifies that the lessee has received and accepted the equipment. Upon the lessee authorizing payment to the Dealer, the lease is forwarded to the Company's funding and documentation department for funding, transaction accounting, and billing procedures.

         BULK AND PORTFOLIO ACQUISITIONS

         In addition to originating leases through its Dealer relationships, the Company, from time to time, has purchased lease portfolios from Dealers. The Company purchases leases from Dealers on an ongoing basis in packages ranging from $20,000 to $200,000. While certain of these leases initially do not meet the Company's underwriting standards, the Company often will purchase the leases once the lessee demonstrates a payment history. The Company will only acquire these smaller lease portfolios in situations where the company selling the portfolio will continue to act as a Dealer following the acquisition. The Company has also completed the acquisition of six large POS authorization system lease and rental portfolios: two in 1996, one in 1998, one in 1999, one in 2000 and the acquisition of the rental and lease portfolio of Resource Leasing in 2001. The acquisition, completed in September of 1999, consisted of 2,148 leases with fundings of $3.2 million. The acquisition, completed in April of 2000, consisted of 7,085 rental contracts and 1,996 lease contracts, together totaling fundings of $5.5 million. On January 3, 2001, the Company acquired the rental and lease portfolio of Resource Leasing Corporation ("Resource") along with certain other assets. The acquisition consisted of 7,862 rental contracts and 326 lease contracts.

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

         COMPETITION

         The microticket leasing and financing industry is highly competitive. The Company competes for customers with a number of national, regional and local banks and finance companies. The Company's competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, the Company could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. The Company's competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than the Company, including a lower cost of funds and access to capital markets and to other funding sources which may be unavailable to the Company.

         EMPLOYEES

         As of December 31, 2001, the Company had 380 full-time employees, of whom 67 were engaged in the credit activities and Dealer service, 170 were engaged in servicing and collection activities, 20 were engaged in marketing activities, and 123 were engaged in general administrative activities. Management believes that its relationship with its employees is good. No employees of the Company are members of a collective bargaining unit in connection with their employment by the Company.

         EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                           AGE    POSITION
----                           ---    --------
Peter R. Bleyleben..........   48     Chairman and Chief Executive Officer
Richard F. Latour...........   48     President, Chief Operating Officer, Chief Financial
                                      Officer, Treasurer, Clerk and Secretary
Mark S. Belinsky............   40     Vice President, Marketing and Sales
John Plumlee................   50     Vice President, MIS
Carol A. Salvo..............   35     Vice President, Legal

         Set forth below is a brief description of the business experience of the executive officers of the Company.

         Peter R. Bleyleben has served as President, Chief Executive Officer and Director of the Company or its predecessor since June 1987. Before joining the Company, Dr. Bleyleben was Vice President and Director of the Boston Consulting Group, Inc. ("BCG") in Boston. During his more than eight years with BCG, Dr. Bleyleben focused his professional strategic consulting practice on the financial services and telecommunications industries. Dr. Bleyleben is also a Director of UpToDate in Medicine, Inc. and serves on the advisory board at GoldK. He earned an M.B.A. with distinction and honors from Harvard Business School, an M.B.A. and a Ph.D. in Business Administration and Economics, respectively, from the Vienna Business School in Vienna, Austria, and a B.S. in Computer Science from the Vienna Institute of Technology.

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

         Mark S. Belinsky has served as Vice President, Sales and Marketing of the Company since June 2001. Prior to joining the Company, Mr. Belinsky was the Vice President of Marketing and Business Development for Iwant.com, an Internet-based Application Service Provider, which owns a patent for Online advertising technology, used by the Internet's top websites.

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

         AVAILABILITY OF INFORMATION

         The Company will provide without charge to each of its stockholders upon the written request of such person, a copy of the Company's Annual Report on Form 10K for its fiscal year ended December 31, 2001, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission. Requests for such document should be directed to Richard F. Latour, Clerk of MicroFinancial Incorporated, at 950 Winter Street, Waltham, Massachusetts 02451.

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

         ITEM 3.  LEGAL PROCEEDINGS

         Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuits described below are subject to substantial legal defenses, and the Company is vigorously defending each of the allegations. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

         A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. As part of the Massachusetts litigation, Premier has asserted a counterclaim against the Company for Seven Hundred Sixty Nine Million Three Hundred Fifty Thousand dollars ($769,350,000) in actual and consequential damages, and for Five Hundred Million Dollars ($500,000,000) in punitive damages, plus interest, cost and attorney's fees. The counterclaim is based upon an alleged representation by the Company that it would lend Premier an additional Forty-Five Million Dollars ($45,000,000), when all documents evidencing the Premier loan refer only to the Twelve Million ($12,000,000) amount actually loaned and not repaid. The Company denies any liability on the counterclaim, which the Company is vigorously contesting. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.

         B. On January 29, 2002, Leasecomm was served with an Amended Complaint ("Complaint") in an action entitled People v. Roma Computer Solutions, Inc., et al., Ventura County (California) Superior Court Case No. CIV207490. The Complaint asserts two claims, one for violation of the California Business Professions Code Section 17500 (false advertising), and the other for violation of the California Business and Professions Code Section 17200 (unfair or unlawful acts or practices). The claims arise from the marketing and selling activities of other defendants, including Roma Computer Solutions, Inc., and/or Maro Securities, Inc. The Complaint seeks to have Leasecomm held liable for the acts of other defendants, alleging that Leasecomm directly participated in those acts and received proceeds and the assignment of lease contracts as a result of those acts. The Complaint requests injunctive relief, rescission, restitution, and a civil penalty. No answer or motion has been filed. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse affect.

         C. On May 8, 2000, Plaintiff Efraim Bason brought an action in the Supreme Court of the State of New York, County of Nassau, seeking compensatory damages in the amount of $450,000 and punitive damages under various legal theories for Leasecomm's refusal to promptly release him from an equipment lease to which he claims his name was forged (the "Bason Complaint"). The Bason Complaint alleges that Leasecomm's failure to promptly release him from the lease, and subsequent negative reports to credit agencies, ruined his credit and prevented him from securing certain financing that he allegedly needed to purchase merchandise which he claims he could have then re-sold at a $450,000 profit. The Company has filed a motion for summary judgment, which Bason has opposed. The Court has not yet ruled on the motion. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.

         D. On January 29, 2002, Leasecomm was served with an Amended Complaint ("Complaint") in an action entitled Rae Lynn Copitka v. Leasecomm Corp., et al., Travis County (Texas) District Court Case No. GN-102292. The Complaint asserts that the original action, filed mid-2001 by a single plaintiff should proceed as a class action. In the original action, Ms Copitka sought to rescind her finance lease with Leasecomm and to recover economic damages arising from prior payments under the lease. Ms Copitka alleges that her proposed class includes all persons in Texas who have executed Leasecomm finance leases for "virtual terminal" type credit card software during the years 1998, 1999, 2000, and 2001. Leasecomm intends to vigorously contest both the class certification and the substantive merits of the lawsuit. No answer or motion has been filed. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse affect.

         E. On April 3, 2000, a purported class action suit was filed in Superior Court of the State of California, County of San Mateo against Leasecomm and MicroFinancial as well as a number of other defendants with whom Leasecomm and MicroFinancial are alleged to have done business, directly or indirectly. The complaint seeks certification of a subclass of those class members who entered into any lease agreement contracts with Leasecomm for the purposes of financing the goods or services allegedly purchased from other defendant entities. The class action complaint alleges multiple causes of action, including: fraud and deceit; negligent misrepresentation; unfair competition; false advertising; unjust enrichment; fraud in the inducement and the inception of contract; lack of consideration for contact; and breach of the contractual covenant of good faith and fair dealing.

         On February 1, 2002, the parties entered into stipulation of settlement to the class action litigation. The stipulation of settlement will be effective only if and when it is approved by the San Mateo Superior Court as fair and reasonable to the members of the plaintiff class and as a good faith settlement pursuant to Section 877.6 of the California Code of Civil Procedure. It is unclear at this point how long this process will take.

         F. On October 29, 2001, a purported class action suit was filed in Superior Court of the State of California, County of Orange against Leasecomm and MicroFinancial and another entity known as Prospecting Services of America, Inc. ("PSOA"). The plaintiffs purport to represent a class of customers who were allegedly solicited by PSOA to enter into leases with Leasecomm for the lease of a "virtual link point gateway" and "I-phone." Plaintiffs alleged that PSOA made numerous misrepresentations and omissions during the course of solicitation for which Leasecomm and MicroFinancial Incorporated should be responsible. On January 25, 2002, the trial court granted the motion of Leasecomm and MicroFinancial to stay the claims against them, on the grounds that the forum selection clause contained in the lease agreements required plaintiffs to litigate any claims against those entities in Massachusetts. In the event that this matter cannot be resolved, Leasecomm and MicroFinancial intend to vigorously defend the action. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse affect.

         G. On January 25, 2002, a purported class action suit was filed in Superior Court of the State of California, County of Los Angeles against Leasecomm. The complaint alleges that, two individuals were acting as agents of Leasecomm, and that they solicited plaintiff to enter into a lease agreement with Leasecomm. The complaint seeks declaratory and injunctive relief against all defendants based upon alleged violations of California law. The plaintiff purports to represent two subclasses comprised of: business entities who entered into commercial lease agreements with Leasecomm, all California residents who entered into lease agreements with Leasecomm for consumer goods. Leasecomm intends to vigorously defend the action. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse affect.

         Leasecomm has been served with Civil Investigative Demands by the Offices of the Attorney General for the states of Kansas, Illinois, and Florida, and for the Commonwealth of Massachusetts. Those Offices of the Attorney General, in conjunction with the Northwest Region Office of the Federal Trade Commission and the Offices of the Attorney General for Texas and North Dakota, have informed

Leasecomm that they are coordinating their investigations jointly. The investigations raise a number of issues concerning Leasecomm's vendors and Leasecomm's leases, covering without limitation, enforceability, noncancellability, unconscionability, forum selection, rights of rescission, lease termination provisions, electronic funds transfer, software license leases, leases of satellites and computers, billing and collection practices, and business opportunity seminars.

         Since the investigations are at an early stage, and no legal action has been commenced against Leasecomm, there can be no assurance as to the eventual outcome.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of its fiscal year ended December 31, 2001.

                                     PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      Market Information

         The Company's common stock, par value $0.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "MFI."


         By quarter
                                            2000                                        2001
                          ----------------------------------------    ----------------------------------------
                           First     Second      Third     Fourth      First     Second      Third     Fourth
                          Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
         Stock Price
         High              12.38      10.75      10.13      11.75      14.00      17.00      16.75      14.00
         Low                8.50       9.38       8.25       8.75      10.50      11.00      12.40       9.48

         (b)      Holders

         At March 15, 2002, there were approximately 33 stockholders of record of the Common Stock.

         (c)      Dividends

         The Company paid the following quarterly cash dividends on the Common Stock.

                                                     Year ended           Year ended
                                                  December 31, 2000    December 31, 2001
                                                  -----------------    -----------------
         First Quarter..........................       $0.040               $0.045
         Second Quarter.........................       $0.045               $0.050
         Third Quarter..........................       $0.045               $0.050
         Fourth Quarter.........................       $0.045               $0.050

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

                                                                      Years Ended December 31,
                                                     -----------------------------------------------------------
                                                      1997         1998         1999        2000           2001
                                                     ------       ------       ------      ------         ------
Income Statement Data:                                    (Dollars in thousands, except per share data)
Revenues

     Income on financing leases and loans....       $45,634      $47,341      $55,545     $69,847        $70,932
     Income on service contracts (1).........           501        2,565        6,349       8,687          8,665
     Rental income...........................        10,809       16,118       21,582      27,638         37,664
     Other income (2)........................        16,506       18,248       24,802      33,305         36,830
                                                     ------       ------       ------      ------         ------

     Total revenues..........................        73,450       84,272      108,278     139,477        154,091
                                                     ------       ------      -------     -------        -------

Expenses:
     Selling, general and administrative.....        22,126       27,434       33,827      38,371         44,899
     Provision for credit losses.............        21,713 (3)   19,075       37,836 (3)  38,912         54,092
     Depreciation and amortization...........         3,787        5,076        7,597      10,227         14,378
     Interest................................        12,286       12,553       10,781      15,858         14,301
                                                     ------       ------       ------      ------         ------

     Total expenses..........................        59,912       64,138       90,041     103,368        127,670
                                                     ------       ------       ------     -------        -------

Income before provision for income taxes.....       $13,538      $20,134      $18,237     $36,109        $26,421
                                                    =======      =======      =======     =======        =======
Net income...................................       $ 7,652      $11,924      $10,728     $20,860        $16,317
                                                    =======      =======      =======     =======        =======

Net income per common share
     Basic (4)...............................        $0.78         $1.21        $0.84       $1.64          $1.28
     Diluted (5).............................         0.76          1.19         0.83        1.63           1.26
Dividends per common share...................         0.12          0.14         0.16        0.18           0.20

                                                                            December 31,
                                                   -------------------------------------------------------------
                                                     1997         1998         1999          2000         2001
                                                   --------     --------     --------      --------     --------
Balance Sheet Data:                                                  (Dollars in thousands)
Gross investment in leases and loans (6).....      $258,230     $280,875     $362,721      $452,885     $438,723
Unearned income..............................       (73,060)     (74,520)    (100,815)     (132,687)    (104,538)
Allowance for credit losses..................       (26,319)     (24,850)     (41,719)      (40,924)     (45,026)
Investment in service contracts (1)..........         2,145        8,920       14,250        12,553       14,126
     Total assets............................       179,701      210,254      265,856       342,602      361,728
Notes payable................................       116,830      130,421      144,871       201,991      203,053
Subordinated notes payable...................        26,382       24,421        9,238         4,785        3,262
     Total liabilities.......................       160,935      180,771      187,018       246,579      251,172
     Total stockholders' equity..............        18,766       29,483       78,838        96,023      110,556

                                                                             December 31,
                                                   ---------------------------------------------------------------
                                                     1997           1998         1999          2000         2001
                                                   --------       --------     --------      --------     --------
Other Data:                                                (Dollars in thousands, except statistical data)
Operating Data:
     Total leases and loans originated (7)...      $129,064       $153,819     $223,446      $236,763     $155,308
     Total service contracts acquired (8)....         2,972          8,080        9,105         4,138        6,658
     Total rental contracts originated.......         2,893          4,306          220         5,686       12,379
     Dealer fundings (9).....................        77,590        105,200      137,300       145,400      111,100
     Average yield on leases and loans (10)..          33.9%          35.2%        36.8%         38.0%        38.1%

Cash Flows From (used in):

     Operating activities....................        77,393         95,973      114,723       116,360      122,280
     Investing activities....................       (80,127)      (108,111)    (147,587)     (157,947)    (116,860)
     Financing activities....................        (1,789)         9,703       37,109        48,482       (2,732)
                                                   --------       --------     --------      --------     --------

     Total...................................        (4,523)        (2,435)       4,245         6,895        2,688

Selected Ratios:
     Return on average assets................          4.37%          6.12%        4.51%         6.86%        4.63%
     Return on average stockholders'
        equity...............................         49.46          49.43        19.81         23.86        15.80
     Operating margin (11)...................         47.99          46.53        51.79         53.79        52.25

Credit Quality Statistics:
     Net charge-offs.........................       $19,220(12)    $20,544      $20,967       $36,824      $49,991
     Net charge-offs as a percentage of
        average gross investment (13)........          7.57%(12)      7.47%        6.29%         8.74%       10.89%
     Provision for credit losses as a
        percentage of average gross
        investment (14)......................          8.55           6.93        11.35          9.24        11.78
     Allowance for credit losses as a
        percentage of gross investment (15)..         10.14           8.58        11.07          8.79         9.94

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

(2) Includes loss and damage waiver fees, service fees, interest income, and equipment sales revenue.

(3) The provision for 1997 includes a one-time write-off of securitized receivables of $9.5 million and $5.1 million in write-offs of satellite television equipment receivables. The provision for 1999 includes a special provision of $12.7 million for a loan made to one company, collateralized by approximately 3,500 microticket consumer contracts, and guaranteed by, among other security, an insurance performance bond. MicroFinancial is currently involved in litigation with the Company and the insurance company. Charge-offs against the special reserve were $6.4 and $7.1 million for the years ended December 31, 2000 and 2001, respectively.

(4) Net income per common share (basic) is calculated based on weighted-average common shares outstanding of 9,793,140, 9,859,127, 12,795,809, 12,728,441and 12,789,605 for the years ended December 31,
         1997, 1998, 1999, 2000 and 2001, respectively.

(5) Net income per common share (diluted) is calculated based on weighted-average common shares outstanding on a diluted basis of 9,925,329, 10,031,975, 12,904,231, 12,807,814, and 12,945,243 for the
         years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively.

(6) Consists of receivables due in installments, estimated residual value, and loans receivable.

(7) Represents the amount paid to Dealers upon funding of leases and loans, plus the associated unearned income.

(8) Represents the amount paid to Dealers upon the acquisition of service contracts, including both noncancelable service contracts and month-to-month service contracts.

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

(12) Charge-offs in 1997 were higher due to write-offs related to satellite television equipment lease receivables and due to a change in the write-off period from 360 to 240 days in the third quarter of 1996. The write-off period was changed back to 360 days in January 1998.

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


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the Company's dependence on POS authorization systems and expansion into new markets; the Company's significant capital requirements; the risks of defaults on the Company's leases; adverse consequences associated with the Company's collection policy; risks associated with economic downturns; the effect on the Company's portfolio of higher interest rates; intense competition; increased governmental regulation of the rates and methods used by the Company in financing and collecting its leases and loans; risks associated with acquiring other portfolios and companies; dependence on key personnel; and other factors, many of which are beyond the Company's control. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

         OVERVIEW

         The Company is a specialized commercial finance company that provides "microticket" equipment leasing and other financing services in amounts generally ranging from $400 to $3,000, with an average amount financed of approximately $1,100. The Company primarily leases POS authorization systems and other small business equipment to small commercial enterprises. For the years ended December 31, 2000 and 2001, the Company had fundings to Dealers upon origination of leases, contracts and loans ("Dealer Fundings") of $145.4 million and $111.1 million, respectively, and revenues of $139.5 million and $154.0 million, respectively.

         The Company derives the majority of its revenues from leases originated and held by the Company, payments on service contracts, rental payments, and fee income. The Company funds the majority of leases, contracts and loans through its revolving-credit and term loan facilities (the "Credit Facilities") and on-balance sheet securitizations, and to a lesser extent, its subordinated debt program ("Subordinated Debt") and internally generated funds.

         In a typical lease transaction, the Company originates leases through its network of independent Dealers. Upon approval of a lease application by the Company and verification that the lessee has both received the equipment and signed the lease, the Company pays the Dealer the cost of the equipment, plus the Dealer's profit margin. In a typical transaction for the acquisition of service contracts, a homeowner purchases a security system and simultaneously signs a contract with the Dealer for the monitoring of that system for a monthly fee. Upon credit approval of the monitoring application and verification with the homeowner that the system is installed, the Company purchases from the Dealer the right to the payment stream under that monitoring contract at a negotiated multiple of the monthly payments.

         Substantially all leases originated or acquired by the Company are noncancelable. During the term of the lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. The Company enhances the profitability of its leases, contracts and loans by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. The initial noncancelable term of the lease is equal to or less than the equipment's estimated economic life and often provides the Company with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 43 months as of December 31, 2001. Substantially all service and rental contracts are month-to-month contracts with expected terms of 7 years for service contracts, 15 months for lessees that continue to rent their equipment beyond the original term, and 22 months for other types of rental contracts.

         CRITICAL ACCOUNTING POLICIES

         In response to the SEC's release No. 33-8040, "Cautionary Advice regarding Disclosure About Critical Accounting Policies," Management identified the most critical accounting principles upon which our financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition and maintaining the allowance for credit losses. These accounting policies are discussed below as well as within the notes to the consolidated financial statements.

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

         The Company's investments in cancelable service contracts are recorded at cost and amortized over the expected life of the service period. Income on service contracts from monthly billings is recognized as the related services are provided. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in service contracts. Rental equipment is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Loans are reported at their outstanding principal balance. Interest income on loans is recognized as it is earned.

         The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The allowance is determined principally on the basis of the historical loss experience of the Company and the level of recourse provided by such lease, service contract, rental contract or loan, if any, and reflects management's judgment of additional loss potential considering current economic conditions and the nature and characteristics of the underlying lease portfolio. The Company determines the necessary periodic provision for credit losses taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans. Such provisions generally represent a percentage of funded amounts of leases, contracts and loans. The resulting charge is included in the provision for credit losses.

         Leases, service contracts, rental contracts and loans are charged against the allowance for credit losses and are put on non-accrual when they are deemed to be uncollectable. Generally, the Company deems leases, service contracts, rental contracts and loans to be uncollectable when one of the following occurs: (i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) when an account has become 360 days delinquent. The typical monthly payment under the Company's leases is between $30 and $50 per month. As a result of these small monthly payments, the Company's experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current (at 360 days past due, a lessee will only owe lease payments of between $360 and $600).

         The Company has developed and regularly updates proprietary credit scoring systems designed to improve its risk-based pricing. The Company uses credit scoring in most, but not all, of its extensions of credit. In addition, the Company aggressively employs collection procedures and a legal process to resolve any credit problems.

         RESULTS OF OPERATIONS

         Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Total revenues for the year ended December 31, 2001 were $154.1 million, an increase of $14.6 million, or 10.5%, from the year ended December 31, 2000, due primarily to increases of $1.1 million, or 1.6%, in income on financing leases and loans; $10.0 million, or 27.5%, in rental and service contract income, and $3.2 million, or 11.8%, in service fee and other income over such amounts in the previous year's period. The increase in income on financing leases and loans was due to the increased number of leases originated. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, the acquisition of the rental portfolio of Resource Leasing Corporation, and increased originations in rental and service contracts. The increase in fee income and other income is the result of increased fees from the lessees related to the collection and legal process employed by the Company, and the addition of a new line of business of selling equipment out of existing inventory.

         Selling, general and administrative expenses increased by $6.5 or 17%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Compensation and personnel-related expenses increased by $3.4 million, due to an increase in overall compensation levels and an increase in the number of employees needed to maintain the Company's portfolio, including the addition of the personnel employed by Resource Leasing Corporation. Management expects that salaries and employee-related expenses, marketing expenses and other selling, general and administrative expenses will continue to increase as the portfolio grows because of the requirements of maintaining the Company's microticket portfolio and the Company's focus on collections. Also, cost of goods sold increased by $3.6 million, or 100%, due to the Company's acquisition of the assets of Resource Leasing Corporation, and the addition of a new line of business of selling equipment.

         The Company's provision for credit losses increased by $15.2 million, or 39.0%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

         Depreciation and amortization increased by $4.2 million, or 40.6%, due to the increased number of rental contracts, including the addition of the Resource Leasing portfolio of rental contracts, and amortization of the Company's investment in service contracts.

         Interest expense decreased by $1.6 million, or 10.1%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. This decrease resulted primarily from the Company's declining cost of funds, offset by an increased level of borrowings.

         Dealer Fundings were $111.1 million during the year ended December 31, 2001, an decrease of $34.3 million, or 23.6%, compared to the year ended December 31, 2000. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards. The new credit policies were put into place in August of 2000. This is an ongoing effort, and is expected to continue going forward. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $477.4 million for the year ended December 31, 2000 to $470.6 million for the year ended December 31, 2001, representing an decrease of $6.8 million, or 1.4%. Net cash provided by operating activities increased by $5.9 million to $122.3 million during the year ended December 31, 2001, or 5.1%, from the year ended December 31, 2000 because of the increase in the size of the Company's overall portfolio as well as the Company's continued emphasis on collections. Unearned income decreased by $28.2 million, or 21.2%, from $132.7 million at December 31, 2000 to $104.5 million at December 31, 2001. This decrease was primarily due to the 23.6% decrease in dealer fundings during 2001.

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

         Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Total revenues for the year ended December 31, 2000 were $139.5 million, an increase of $30.9 million, or 28.5%, from the year ended December 31, 1999, due primarily to increases of $14.3 million, or 25.8%, in income on financing leases and loans; $8.4 million, or 30.1%, in rental and service contract income, and $8.2 million, or 32.8%, in service fee income over such amounts in the previous year's period. The increase in income on financing leases and loans was due to the increased number of leases originated. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, a rental portfolio of 7,085 accounts purchased during the second quarter of 2000, and the increased number of service contracts originated. The increase in fee income is the result of increased fees from the lessees related to the collection and legal process employed by the Company.

         Selling, general and administrative expenses increased $4.3 million, or 12.6%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase was primarily attributable to an increase in personnel, resulting in a 21.1% increase in employee-related expenses, as the number of employees needed to maintain and manage the Company's growing portfolio and the general expansion of the Company's operations grew. Additionally, the Company accrued approximately $1.1 million for Company contributions to the employee 401(k) plan and discretionary management bonuses which are contingent upon the Board of Directors' approval after the close of the fiscal year. Management expects that salaries and employee-related expenses, marketing expenses and other selling, general and administrative expenses will continue to increase as the portfolio grows because of the requirements of maintaining the Company's microticket portfolio and the Company's focus on collections.

         The Company's provision for credit losses increased $1.1 million from the year ended December 31, 1999 to $38.9 million for the year ended December 31, 2000. The provision for 1999 included a special provision of $12.7 million for a loan made to one company, collateralized by approximately 3,500 microticket consumer contracts and guaranteed by an insurance performance bond. The Company is currently involved in litigation with the company and the insurance company, see "Legal Proceedings." Charge-offs against the special reserve were $6.4 million for the year ended December 31, 2000. Excluding the special provision, the Company's provision for credit losses increased $13.8 million from the year ended December 31, 1999 to $38.9 million for the year ended December 31, 2000. This increase is a result of the Company's historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering economic conditions and the nature of the underlying receivables. Dealer fundings increased $8.1 million, or 5.9%, and total revenues increased by $28.8 million, or 29.2%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

         Depreciation and amortization expense increased by $2.6 million, or 34.2%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

         Interest expense increased by $5.1 million, or 47.1%, from $10.8 million for the year ended December 31, 1999 to $15.9 million for the year ended December 31, 2000. This increase resulted from an increase in the average outstanding balance of the Company's credit facilities as well as rising interest rates.

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

         LIQUIDITY AND CAPITAL RESOURCES

         General

         The Company's lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new leases, contracts and loans. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, its on-balance sheet securitizations, the issuance of subordinated debt and an initial public offering completed in February of 1999. The Company will continue to require significant additional capital to maintain and expand its volume of leases, contracts and loans funded, as well as to fund any future acquisitions of leasing companies or portfolios.

         The Company's uses of cash include the origination and acquisition of leases, contracts and loans, payment of interest expenses, repayment of borrowings under its credit facilities, subordinated debt and securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.

         The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. On August 22, 2000, the Company entered into a new $192 million credit facility with seven banks, expiring on September 30, 2002. At December 31, 2001, the Company had approximately $104.6 million outstanding under the facility. The Company also may use its subordinated debt program as a source of funding for potential acquisitions of portfolios and leases which otherwise are not eligible for funding under the credit facilities and for potential portfolio purchases. To date, cash flows from its portfolio and other fees have been sufficient to repay amounts borrowed under the credit facilities and subordinated debt.

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

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company has entered into various agreements, such as the long-term debt agreements, capital lease agreements and operating lease agreements that require future payments be made. Long-term debt agreements include all debt outstanding under the revolving credit line, securitizations, subordinated notes, demand notes and other notes payable.

         At December 31, 2001 the repayment schedules for outstanding long-term debt, minimum lease payments under noncancelable operating leases and future minimum lease payments under capital leases were as follows:

For the year ended                                         Long Term    Operating    Capital
   December 31,                                               Debt       Leases       Leases        Total
------------------                                         --------     --------     --------     --------
      2002                                                 $ 55,583     $  1,787     $    468     $ 57,838
      2003                                                   37,550        1,754          267       39,571
      2004                                                    5,126          835          154        6,115
      2005                                                       --          214           44          258
      Thereafter                                              3,416           --           --        3,416
                                                           --------     --------     --------     --------
                                                            101,675        4,590          933      107,198
      Outstanding balance of revolving credit facility      104,640           --           --      104,640
                                                           --------     --------     --------     --------
      Total                                                $206,315     $  4,590     $    933     $211,838
                                                           ========     ========     ========     ========

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

         This analysis presents the hypothetical loss in earnings, cash flows, and fair value of the financial instruments held by the Company at December 31, 2001 that are sensitive to changes in interest rates. The Company has used interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company used these instruments to reduce risk by creating offsetting market exposures. The instruments held by the Company are not held for trading purposes.

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

         Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of December 31, 2001, the Company's outstanding fixed-rate indebtedness outstanding under the Company's securitizations and subordinated debt represented 49.1% of the Company's total outstanding indebtedness. In July 1997, the Company entered into an interest rate swap arrangement with one of its banks. This arrangement expired in July 2000.

         The Company's credit facility bears interest at rates, which fluctuate with changes in the prime rate or the 90-day LIBOR. The majority of the Company's long term debt is at fixed interest rates. The Company's interest expense on its credit facility and the fair value of its fixed rate debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on the Company's interest expense and the fair value of its fixed rate debt would be $410,000 and $714,000, respectively.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, INCLUDING SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Included in Exhibit 99 and incorporated by reference herein.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections, "Election of Directors," "Certain Information Regarding the MicroFinancial Board," and "Section 16(a) Beneficial Ownership Reporting Compliance," included in the Company's proxy statement for its 2002 Special Meeting in lieu of the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002, are hereby incorporated by reference.

         ITEM 11. EXECUTIVE COMPENSATION

         The sections "Compensation of Executive Officers," and "Certain Information Regarding the MicroFinancial Board," included in the Company's proxy statement for its 2002 Special Meeting in lieu of the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002, are hereby incorporated by reference.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section "Security Ownership of Certain Beneficial Owners and Management," included in the Company's proxy statement for its 2002 Special Meeting in lieu of the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002, is hereby incorporated by reference.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section "Other Information Relating to Directors, Nominees and Executive Officers," included in the Company's proxy statement for its 2002 Special Meeting in lieu of the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002, is hereby incorporated by reference.

                                    PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

         (a) (1)  Financial Statements
                  Included in Exhibit 99 and incorporated by reference herein

             (2)  None

             (3)  Exhibits Index

         Exhibit
         Number   Description
         ------   -----------
         3.1      Restated Articles of Organization, as amended (1)

         3.2      Bylaws (1)

         10.1 Standard Terms and Condition of Indenture, dated as of March 21, 2000 governing the MFI Finance Corp. I 7.375% Lease-Backed Notes, Series 2000-1 (the "2000-1 Notes") and the MFI Finance Corp. I 6.939% Lease-Backed Notes, Series 2000-2 (the "2000-2 Notes") (6)

         10.2 Supplement to Indenture, dated March 21, 2000, governing the 2000-1 Notes (6)

         10.3     Specimen 2000-1 Note (6)

         10.4 Standard Terms and Conditions of Servicing governing the 2000-1 Notes (6)

         10.5 Office Lease Agreement by and between WXI/AJP Real Estate Limited Partnership and Leasecomm Corporation dated, May 3, 2000, for facilities in Newark, California (7)

         10.6 Fourth Amended and Restated Revolving Credit Agreement, dated August 22, 2000, among Leasecomm Corporation, the lenders parties thereto, and Fleet National Bank as agent (8)

         10.8 Office Lease Agreement by and between MicroFinancial Incorporated and Desmond Taljaard and Howard Friedman, Trustees of London and Leeds Bay Colony I Realty Trust, dated April 14, 1994, for facilities in Waltham, Massachusetts (1)

         10.9**   1987 Stock Option Plan (1)

         10.10**  Forms of Grant under 1987 Stock Option Plan  (1)

         10.12**  1998 Equity Incentive Plan (3)

         10.13** Employment Agreement between the Company and Peter R. Bleyleben (3)

         10.14**  Employment Agreement between the Company and Richard F. Latour
                  (3)

         10.15 Amended and Restated Standard Terms and Condition of Indenture dated as of September 2001 governing the MFI Finance Corp. I, 5.5800% Lease-Backed Notes, Series 2000-3 (the "2001-3 Notes")
                  (9)

         10.16 Supplement to Indenture dated September 2001 governing the 2001-3 Notes. (9)

         10.17    Specimen 2001-3 Note. (9)

         10.18 Standard Terms and Conditions of Servicing governing the 2001-3 Notes. (9)

         10.19 Standard Terms and Condition of Indenture dated as of September 2001 governing the MFI Finance Corp. II, LLC, 8.0000% Lease-Backed Notes, Series 2001-1 (the "2001-1 Notes")
                  (9)

         10.20 Supplement to Indenture dated September 2001 governing the 2001-1 Notes. (9)

         10.21    Specimen 2001-1 Note. (9)

         10.22 Standard Terms and Conditions of Servicing governing the 2001-1 Notes. (9)

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

         10.30 Supplement to Indenture, dated December 1, 2000, governing the 2000-2 Notes (9)

         10.31    Specimen, 2000-2 Notes (9)

         10.33 Third Amended and Restated Revolving Credit Agreement, dated December 21, 1999, among Leasecomm Corporation, the lenders parties thereto, and BankBoston, N.A. as agent (5)

         10.34 Fifth Amendment to Office Lease Agreement by and between MicroFinancial Incorporated and Leasecomm Corporation and Bay Colony Corporate Center LLC, dated June 29, 1999, for facilities in Waltham, Massachusetts (5)

         21.1*    Subsidiaries of Registrant

         23.1*    Consent of Deloitte & Touche LLP

         23.2*    Consent of PricewaterhouseCoopers LLP

         99* Consolidated Financial Statements and Notes to Consolidated Financial Statements


----------

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

(9) Incorporated by reference to the Exhibit with the same exhibit number in the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001.

(b) One report on Form 8-K was filed on October 16, 2001 to discuss the third quarter results and a second report on Form 8-K was filed on February 13, 2002, to announce the results for the year ended December 31, 2001.

(c)      See (a)(3) above.

(d)      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MICROFINANCIAL INCORPORATED

                                         By: /s/ PETER R. BLEYLEBEN
                                             -----------------------------------
                                             Peter R. Bleyleben
                                             Chairman of the Board of Directors,
                                               and Chief Executive Officer

                                             Date:  March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                             TITLE                               DATE
       ---------                             -----                               ----
/s/ PETER R. BLEYLEBEN          Chairman of the Board of Directors          March 29, 2002
------------------------          and Chief Executive Officer
Peter R. Bleyleben


/s/ RICHARD F. LATOUR           President, Chief Operating Officer,         March 29, 2002
------------------------          Chief Financial Officer, Treasurer,
Richard F. Latour                 Clerk, Secretary and Director


/s/ BRIAN E. BOYLE              Director                                    March 29, 2002
------------------------
Brian E. Boyle


/s/ TORRENCE C. HARDER          Director                                    March 29, 2002
------------------------
Torrence C. Harder


/s/ JEFFREY P. PARKER           Director                                    March 29, 2002
------------------------
Jeffrey P. Parker


/s/ ALAN J. ZAKON               Director                                    March 29, 2002
------------------------
Alan J. Zakon