Form 10-Q
period 2002-03-31
MICROFINANCIAL INC
filed 2002-05-15
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of May 3, 2002, 12,821,946 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS




                                                                                 Page
         Part I      FINANCIAL INFORMATION

         Item 1      Financial Statements (unaudited):
                     Condensed Consolidated Balance Sheets
                      December 31, 2001 and March 31, 2002                           3
                     Condensed Consolidated Statements of Operations
                      Three months ended March 31, 2001 and 2002                     4
                     Condensed Consolidated Statements of Cash Flows
                      Three months ended March 31, 2001 and 2002                     5
                       Notes to Condensed Consolidated Financial Statements          7

         Item 2      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                          12

         Item 3      Quantitative and Qualitative Disclosures about Market Risk     15

         Part II     OTHER INFORMATION

         Item 1      Legal Proceedings                                              17
         Item 6      Exhibits and Reports on Form 8-K                               17

         Signatures                                                                 20

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                       December 31,     March 31,
                                                                          2001             2002
                                                                        ---------       ---------
          ASSETS

Net investment in leases and loans:
     Receivables due in installments                                    $ 399,361       $ 389,843
     Estimated residual value                                              37,114          36,202
     Initial direct costs                                                   7,090           6,755
     Loans receivable                                                       2,248           2,152
     Less:
        Advance lease payments and deposits                                  (287)           (269)
        Unearned income                                                  (104,538)        (96,481)
        Allowance for credit losses                                       (45,026)        (44,745)
                                                                        ---------       ---------
Net investment in leases and loans                                      $ 295,962       $ 293,457
Investment in service contracts                                            14,126          15,006
Cash and cash equivalents                                                  20,645          22,047
Property and equipment, net                                                16,034          15,034
Other assets                                                               14,961          15,606
                                                                        ---------       ---------
          Total assets                                                  $ 361,728       $ 361,150
                                                                        =========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                           $ 203,053       $ 198,050
Subordinated notes payable                                                  3,262           3,262
Capitalized lease obligations                                                 833             732
Accounts payable                                                            2,517           2,501
Dividends payable                                                             642             641
Other liabilities                                                           6,182           6,984
Income taxes payable                                                        4,211           3,223
Deferred income taxes payable                                              30,472          32,617
                                                                        ---------       ---------
          Total liabilities
                                                                          251,172         248,010
                                                                        ---------       ---------

Commitments and contingencies                                                  --              --
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued at 12/31/02 and 3/31/02                               --              --
     Common stock, $.01 par value; 25,000,000 shares authorized;
        13,410,646 shares issued at 12/31/01 and 3/31/02                      134             134
     Additional paid-in capital                                            47,723          47,723
     Retained earnings                                                     69,110          71,684
     Treasury stock (588,700 shares of common stock at 12/31/01,
        588,700 shares of common stock at 3/31/02), at cost                (6,343)         (6,343)
     Notes receivable from officers and employees                             (68)            (58)
                                                                        ---------       ---------
          Total stockholders' equity                                      110,556         113,140
                                                                        ---------       ---------
          Total liabilities and stockholders' equity                    $ 361,728       $ 361,150
                                                                        =========       =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                      For the three months ended
                                                               March 31,
                                                         2001                 2002
                                                       ----------        ----------
Revenues:
      Income on financing leases and loans            $    18,731       $    15,235
      Income on service contracts                           2,135             2,395
      Rental income                                         9,135             9,863
      Loss and damage waiver fees                           1,580             1,526
      Service fees and other                                7,761             6,266
                                                       ----------        ----------
                 Total revenues                            39,342            35,285
                                                       ----------        ----------
Expenses:
      Selling general and administrative                   11,903            12,574
      Provision for credit losses                          10,266            10,964
      Depreciation and amortization                         3,442             3,639
      Interest                                              4,370             2,747
                                                       ----------        ----------
                 Total expenses                            29,981            29,924
                                                       ----------        ----------

Income before provision for income taxes                    9,361             5,361
Provision for income taxes                                  3,942             2,145
                                                       ----------        ----------

Net income                                            $     5,419       $     3,216
                                                      ===========       ===========
Net income per common share - basic                   $      0.43       $      0.25
                                                      ===========       ===========
Net income per common share - diluted                 $      0.42       $      0.25
                                                      ===========       ===========

Weighted-average shares used to compute:
             Basic net income per share                12,740,946        12,821,946
                                                       ----------        ----------
             Fully diluted net income per share        12,940,094        12,853,061
                                                       ----------        ----------

   The accompanying notes are an integral part of the condensed consolidated financial statements

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              For the three months ended
                                                                       March 31,
                                                                2001            2002
                                                             ---------        ---------
Cash flows from operating activities:
     Cash received from customers                            $  47,627        $  46,729
     Cash paid to suppliers and employees                       (9,286)         (11,642)
     Cash paid for income taxes                                   (136)            (988)
     Interest paid                                              (4,435)          (2,310)
     Interest received                                             404              154
                                                             ---------        ---------
          Net cash provided by operating activities             34,174           31,943
                                                             ---------        ---------

Cash flows from investing activities:
     Investment in lease contracts                             (23,838)         (20,027)
     Investment in inventory                                      (750)          (1,018)
     Investment in direct costs                                 (1,484)          (1,296)
     Investment in service contracts                            (1,328)          (2,326)
     Investment in Resource Leasing Corporation                 (6,900)               0
     Investment in fixed assets                                   (425)            (138)
     Repayment of notes from officers                                0               10
     Investment in notes receivable                                (23)               0
     Repayment of notes receivable                                   4                0
                                                             ---------        ---------
          Net cash used in investing activities                (34,744)         (24,795)
                                                             ---------        ---------

Cash flows from financing activities:
     Proceeds from secured debt                                 35,379            9,300
     Repayment of secured debt                                 (31,124)         (14,218)
     Proceeds from refinancing of secured debt                 104,500          120,000
     Prepayment of secured debt                               (104,500)        (120,000)
     Proceeds from short term demand notes payable                   0              (85)
     Proceeds from issuance of subordinated debt                 1,800                0
     Repayment of subordinated debt                             (3,000)               0
     Repayment of capital leases                                  (140)            (101)
     Payment of dividends                                         (573)            (642)
                                                             ---------        ---------
          Net cash provided by financing activities              2,342           (5,746)
                                                             ---------        ---------

Net increase in cash and cash equivalents:                       1,772            1,402
Cash and cash equivalents, beginning of period                  17,957           20,645
                                                             ---------        ---------

Cash and cash equivalents, end of period                     $  19,729        $  22,047
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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)
                                   (Unaudited)

                                                           For the three months ended
                                                                  March 31,
                                                           --------------------------
                                                             2001            2002
                                                            --------       --------
Reconciliation of net income to net cash
  provided by operating activities:

     Net income                                             $  5,419       $  3,216
     Adjustments to reconcile net income to cash
        provided by operating activities
        Depreciation and amortization                          3,442          3,639
     Provision for credit losses                              10,266         10,964
        Recovery of equipment cost and residual value,
          net of revenue recognized                           10,017         12,203
        Decrease in current taxes                               (121)          (988)
        Increase in deferred income taxes                      3,939          2,145
     Change in assets and liabilities:
        Decrease in other assets                                 101            416
        Increase (decrease)  in accounts payable                 165            (16)
        Increase in accrued liabilities                          946            364
                                                            --------       --------
          Net cash provided by operating activities         $ 34,174       $ 31,943
                                                            ========       ========

Supplemental disclosure of noncash activities:
     Property acquired under capital leases                 $    341       $      0
     Accrual of common stock dividends                      $    573       $    641

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

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)


(A)   Nature of Business:

      MicroFinancial Incorporated (the "Company") which operates primarily through its wholly-owned subsidiary, Leasecomm Corporation, is a specialized commercial finance company that primarily leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $3,000 with an average amount financed of approximately $1,100 and an average lease term of 43 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company funds its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and on balance sheet securitizations.

(B)  Summary of Significant Accounting Policies:

Basis of Presentation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002.

      The balance sheet at December 31, 2001 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Allowance  for Credit Losses:

     The Company maintains an allowance for estimated credit losses on its investment in leases, loans, rental contracts and service contracts at an amount that it believes is sufficient to provide an adequate provision against losses in its portfolio. The allowance is determined principally on the basis of the historical loss experience of the Company and the level of recourse provided by such leases, loans and service contracts, if any. In addition, the allowance reflects management's judgment of the additional loss potential considering current economic conditions and the nature and characteristics of the underlying lease portfolio. The Company determines the necessary periodic provision for the credit losses taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, loans, rental contracts and service contracts.

     The following table sets forth the Company's allowance for credit losses as of December 31, 2001 and March 31, 2002 and the related provision, charge-offs and recoveries for the year ended December 31, 2001 and the three months ended March 31, 2002.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)




Balance of allowance for credit losses at December 31, 2001                                $45,026
                                                                                           =======
Balance of other asset reserve at December 31, 2001                                        $   401
                                                                                           =======
Provision for credit losses                                                      10,964
Provision for other asset credit losses                                               0
                                                                                -------
 Total provisions for credit losses                                                         10,964
Charge-offs (including $31 in other asset charge-offs)                           14,686
Recoveries                                                                        3,410
                                                                                -------
 Charge-offs, net of recoveries                                                             11,276
                                                                                           -------
Balance of allowance for credit losses at March 31, 2002                                   $44,745
                                                                                           =======
Balance of other asset reserve at March 31, 2002                                              $370
                                                                                           =======

      At December 31, 2001 and March 31, 2002, other assets included prepayments and deposits of $4,809,000 and $4,393,000, respectively, and receivables totaling $10,553,000 and $11,583,000, respectively. The other asset reserve reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying assets.


Earnings Per Share:

      Basic net income per common share is computed based upon the weighted-average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of dilutive earnings per share does not assume the issuance of common shares that have an antidilutive effect on the net income per share. Options to purchase 520,609 and 1,936,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2001 and the three months ended March 31, 2002, respectively, because their effects were antidilutive.

                                             For three months ended
                                                    March 31,
                                          ---------------------------
                                                 2001            2002
                                          -----------      -----------

Net income                                $     5,419      $     3,216
Shares used in computation:
  Weighted-average common shares
     outstanding used in computation
     of net income per common share        12,740,946       12,821,946
   Dilutive effect of common stock
     options                                  199,148           31,115
Shares used in computation of net
   income per common share -
   assuming dilution                       12,940,094       12,853,061
                                          -----------      -----------

Net income per common share               $      0.43      $      0.25
Net income per common share
      assuming dilution                   $      0.42      $      0.25

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)

Notes Payable:

      On December 21, 1999, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $150,000,000 based upon qualified lease receivables, loans, rentals and service contracts. On August 22, 2000, the revolving line of credit and term loan facility was amended and restated where by the Company may now borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime minus 0.25% for Prime Rate Loans, the prevailing rate per annum as offered in the London Interbank Offered Rate ("LIBOR") plus 1.75% for LIBOR Loans or the seven-day Money Market rate plus 2.00% for Swing Line advances. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. Swing Line advances have a seven-day maturity and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line advances shall not exceed $10 million. The prime rate at December 31, 2001, and March 31, 2002 was 4.75%. The 90-day LIBOR rates December 31, 2001, and March 31, 2002 were 1.9380% and 2.0375%, respectively. The 7-day Money Market rates December 31, 2001, and March 31, 2002 were 1.88% and 1.80%, respectively.

The Company had borrowings outstanding under these agreements with the following terms:

                               December 31, 2001                    March 31, 2002
                             -----------------------             -----------------------
    Type                     Rate         Amount                 Rate         Amount
    ----                     ----         ------                 ----         ------
                                      (in thousands)                      (in thousands)

    Prime                   4.5000%          $4,640             4.5000%           $13,940
    LIBOR                   3.8750%         100,000             3.6250%            30,000
    LIBOR                                                       3.6875%            20,000
    LIBOR                                                       3.7500%            50,000

                                           --------                              --------
    Total Outstanding                      $104,640                              $113,940
                                           ========                              ========


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

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)

      At December 31, 2001 and March 31, 2002, MFI I and MFI II had borrowings outstanding under the series of notes with the following terms:

                                   December 31, 2001                       March 31, 2002
                               --------------------------           --------------------------
Series                         Rate               Amount              Rate              Amount
------                         ----               -------             ----              ------
                                           (in thousands)                        (in thousands)
MFI I
2000-1 Notes                  7.3750%               19,855          7.3750%               15,879
2000-2 Notes                  6.9390%               34,518          6.9390%               30,391
2001-3 Notes                  5.5800%               34,160          5.5800%               29,320

MFI II LLC
2001-1 Notes                  8.0000%                8,725          8.0000%                7,450
                                                   -------                               -------
      Total Outstanding                            $97,258                               $83,040
                                                   =======                               =======

      At December 31, 2001 and March 31, 2002, the Company also had other notes payable which totaled $1,155,000 and $1,070,000 respectively. Of these notes, at December 2001 and March 31, 2002, $339,000 and $254,000, respectively, are notes that are due on demand and bear interest at a rate of prime less 1.00%. At December 31, 2001 and March 31, 2002, the Company also had $816,000 of notes which were borrowed against the cash surrender value of the life insurance policies held on key officers. The interest rates on these loans range from 5.05% to 8.00%.

Stock Options:

      Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 4,120,380 shares of the Company's common stock for issuance pursuant to the 1998 Plan. The Company granted a total of 520,000 options and a total of 100,000 options were surrendered during the three months ended March 31, 2002. A total of 2,456,000 options were outstanding at March 31, 2002 of which 756,000 were vested.

Dividends:

      On March 18, 2002 the Company's Board of Directors approved a dividend of $.050 per common share for all outstanding common shares as of March 29, 2002 which was paid on April 15, 2002.

New Accounting Pronouncements:

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement supersedes APB Opinion No. 17, "Intangible Assets" and addresses financial accounting and reporting for intangible assets, but not those acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting of goodwill and other intangible assets subsequent to their acquisition, assigning a definite or indefinite useful life to these assets. Goodwill and other intangible assets having an indefinite useful life will not be amortized, but rather tested at least annually for impairment. It also provides guidance on how to define, measure and record impairment losses on goodwill and other intangible assets and provides for additional disclosures regarding these assets in years subsequent to their acquisition. The provisions for this Statement are required to be applied for fiscal years beginning after December 15, 2001, although earlier adoption is permitted. The Company has determined that the adoption of this Statement does not have a material impact on its results of operations or consolidated financial position.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides new accounting standards for recording of liabilities related to legal obligations to retire tangible long-lived assets. The Statement requires an entity to recognize at fair value a liability associated with an asset retirement obligation in the period in which the liability is both incurred and in which the fair value is determinable. The

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)

provisions of this Statement are effective for the Company's fiscal year ended December 31, 2003, although earlier application is permitted. The Company has not completed its evaluation of SFAS No. 143 and has not yet determined the effect on its consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of a long-lived asset or group of assets. This pronouncement, which supersedes and amends several earlier interpretations, establishes a single comprehensive statement to provide impairment accounting guidance for tangible long-lived assets to be either held and continued to be used by the entity or disposed of by sale or by some other means. This Statement will be effective for the first quarter of the Company's fiscal year ending December 31, 2002, although earlier application is permitted. The Company has determined that the adoption of this Statement does not have a material impact on its results of operations or consolidated financial position.

      On January 1, 2002, the Company adopted the provisions of Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. The SOP was effective for financial statements issued for the fiscal year beginning after December 15, 2001. The Company has determined that the adoption of this SOP does not have a material impact on its results of operations or consolidated financial position.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64 and Technical Corrections." This Statement which rescinds and amends several statements, improves financial reporting for extinguishment of debt, modifies the accounting for certain leasing transactions, and makes various technical corrections to existing pronouncements. The Statement requires the gains and losses from the extingushment of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Also, the Statement requires that the accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions for this Statement are required to be applied for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company has not completed its evaluation of SFAS No. 145 and has not yet determined the effect on its consolidated financial statements.

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

Commitments and Contingencies:

      Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

      Net income for the three months ended March 31, 2002 was approximately $3.2 million, a decrease of $2.2 million or 41% from the three months ended March 31, 2001. This represents diluted earnings per share for the three months ended March 31, 2002 of $0.25 per share on weighted-average outstanding shares of 12,853,061 as compared to $0.42 per share on weighted-average outstanding shares of 12,940,094 for the three months ended March 31, 2001.

      Total revenues for the three months ended March 31, 2002 were $35.3 million, a decrease of $4.1 million, or 10%, from the three months ended March 31, 2001. The decrease was primarily due to a decrease of $3.5 million, or 19%, in financing leases and loans, and $1.5 million or 17% in fee and other income offset by an increase of $988,000 or 9% in rental and service contract income. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's change in its credit approval process. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, an increase in the rental business originated through our Resource Leasing division, and an increase in originations in rental and service contracts.

      Selling, general and administrative expenses increased by $671,000, or 6%, for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Legal expenses increased $193,000 or 74%, marketing programs increased $175,000 or 51% and professional service fees increased $196,000 or 37%.

      Depreciation and amortization increased by $197,000, or 6%, due to the increased number of rental contracts, and amortization of the Company's investment in service contracts.

      The Company's provision for credit losses increased by $700,000, or 7%, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

      Interest expense decreased by $1.6 million, or 37%, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease resulted primarily from the Company's declining cost of funds, and an overall decrease in the level of borrowings.

        Dealer fundings were $22.6 million for the three months ended March 31, 2002, down $11.3 million, or 33% as compared to the three months ended March 31, 2001. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards, described below. The new credit policies were put into place in August of 2000. This is an ongoing effort, and is expected to continue going forward. Total cash from customers decreased by $898,000 or 2% to a total of $46.7 million. This decrease is primarily the result of an decrease in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, rental and service contracts were down from $470.6 million in December of 2001 to $461.4 million in March of 2002.

Critical Accounting Policies

      In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," Management identified the most critical accounting principles upon which the Company's financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition and maintaining the allowance for credit losses. These accounting policies are discussed below as well as within the notes to the consolidated financial statements.

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

Exposure to Credit Losses

      The following table sets forth certain information as of December 31, 2000 and 2001 and March 31, 2002 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                                            As of                    As of
                                                         December 31               March 31
                                                     -----------------------       --------
                                                       2000           2001           2002
                                                     --------       --------       --------

Cumulative amounts billed (in thousands)             $462,011       $602,649      $612,466
31-60 days past due                                      1.9%           1.8%          3.1%
61-90 days past due                                      1.6%           1.7%          2.1%
Over 90 days past due                                   10.0%          13.4%         12.2%
                                                     -------        -------       -------
Total past due                                          13.5%          16.9%         17.4%
                                                     =======        =======       =======

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

      The Company utilizes its credit facility to fund the origination and acquisition of leases, loans, rentals and service contracts that satisfy the eligibility requirements established pursuant to each facility. All balances under the revolving line of credit will be automatically converted to a term loan on September 30, 2002 provided the line of credit is not renewed and no event of default exists at that date. At March 31, 2002, the Company had an aggregate maximum of $192 million available for borrowing under its credit facility, of which approximately $113.9 million was outstanding as of such date. To date, cash flow from its portfolio and other fees have been sufficient to repay current amounts due under the credit facilities and subordinated debt.

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

      At March 31, 2002 the repayment schedules for outstanding long-term debt, minimum lease payments under noncancelable operating leases and future minimum lease payments under capital leases were as follows:

For the year ended                                           Long Term      Operating      Capital
   December 31,                                                Debt           Leases       Leases        Total
------------------                                          ---------       --------       -----      ---------

   2002                                                     $  41,280       $  1,358       $ 330      $  42,968
   2003                                                        37,550          1,754         267         39,571
   2004                                                         5,126            835         154          6,115
   2005                                                             -            214          44            258
   2006                                                         2,600              -           -          2,600
Thereafter                                                        816              -           -            816
                                                            ---------       --------       -----      ---------
                                                               87,372          4,161         795         92,328
   Outstanding balance of revolving
    credit facility                                           113,940              -           -        113,940
                                                            ---------       --------       -----      ---------
   Total                                                    $ 201,312       $  4,161       $ 795      $ 206,268
                                                            =========       ========       =====      =========


Note on Forward-Looking Information

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

     Given the relatively short average life of the Company's leases, loans, rentals and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of March 31, 2002, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's securitizations, represented 43.3% of the Company's outstanding indebtedness.

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

      A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. As part of the Massachusetts litigation, Premier has asserted a counterclaim against the Company for Seven Hundred Sixty Nine Million Three Hundred Fifty Thousand dollars ($769,350,000) in actual and consequential damages, and for Five Hundred Million Dollars ($500,000,000) in punitive damages, plus interest, cost and attorney's fees. The counterclaim is based upon an alleged representation by the Company that it would lend Premier an additional Forty-Five Million Dollars ($45,000,000), when all documents evidencing the Premier loan refer only to the Twelve Million ($12,000,000) amount actually loaned and not repaid. The Company denies any liability on the counterclaim, which the Company is vigorously contesting. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect on the Company's results of operations or consolidated financial position.

      B. On January 29, 2002, Leasecomm was served with an Amended Complaint ("Complaint") in an action entitled People v. Roma Computer Solutions, Inc., et al., Ventura County (California) Superior Court Case No. CIV207490. The Complaint asserts two claims, one for violation of the California Business Professions Code Section 17500 (false advertising), and the other for violation of the California Business and Professions Code Section 17200 (unfair or unlawful acts or practices). The claims arise from the marketing and selling activities of other defendants, including Roma Computer Solutions, Inc., and/or Maro Securities, Inc. The Complaint seeks to have Leasecomm held liable for the acts of other defendants, alleging that Leasecomm directly participated in those acts and received proceeds and the assignment of lease contracts as a result of those acts. The Complaint requests injunctive relief, rescission, restitution, and a civil penalty. No answer or motion has been filed. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect on the Company's results of operations or consolidated financial position.

      C. On May 8, 2000, Plaintiff Efraim Bason brought an action in the Supreme Court of the State of New York, County of Nassau, seeking compensatory damages in the amount of $450,000 and punitive damages under various legal theories for Leasecomm's refusal to promptly release him from an equipment lease to which he claims his name was forged (the "Bason Complaint"). The Bason Complaint alleges that Leasecomm's failure to promptly release him from the lease, and subsequent negative reports to credit agencies, ruined his credit and prevented him from securing certain financing that he allegedly needed to purchase merchandise which he claims he could have then re-sold at a $450,000 profit. The Company has filed a motion for summary judgment, which Bason has opposed. The Court has not yet ruled on the motion. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect on the Company's results of operations or consolidated financial position.

      D. On January 29, 2002, Leasecomm was served with an Amended Complaint ("Complaint") in an action entitled Rae Lynn Copitka v. Leasecomm Corp., et al., Travis County (Texas) District Court Case No. GN-102292. The Complaint asserts that the original action, filed mid-2001 by a single plaintiff should proceed as a class action. In the original action, Ms. Copitka sought to rescind her finance lease with Leasecomm and to recover economic damages arising from prior payments under the lease. Ms. Copitka alleges that her proposed class includes all persons in Texas who have executed Leasecomm finance leases for "virtual terminal" type credit card software during the years 1998, 1999, 2000, and 2001. Leasecomm intends to vigorously contest both the class certification and the substantive merits of the lawsuit. No answer or motion has been filed. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect on the Company's results of operations or consolidated financial position.

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

      F. On October 29, 2001, a purported class action suit was filed in Superior Court of the State of California, County of Orange against Leasecomm and MicroFinancial and another entity known as Prospecting Services of America, Inc. ("PSOA"). The plaintiffs purport to represent a class of customers who were allegedly solicited by PSOA to enter into leases with Leasecomm for the lease of a "virtual link point gateway" and "I-phone." Plaintiffs alleged that PSOA made numerous misrepresentations and omissions during the course of solicitation for which Leasecomm and MicroFinancial Incorporated should be responsible. On January 25, 2002, the trial court granted the motion of Leasecomm and MicroFinancial to stay the claims against them, on the grounds that the forum selection clause contained in the lease agreements required plaintiffs to litigate any claims against those entities in Massachusetts. In the event that this matter cannot be resolved, Leasecomm and MicroFinancial intend to vigorously defend the action. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect on the Company's results of operations or consolidated financial position.

      G. On January 25, 2002, a purported class action suit was filed in Superior Court of the State of California, County of Los Angeles against Leasecomm. The complaint alleges that, two individuals were acting as agents of Leasecomm, and that they solicited the plaintiff to enter into a lease agreement with Leasecomm. The complaint seeks declaratory and injunctive relief against all defendants based upon alleged violations of California law. The plaintiff purports to represent two subclasses comprised of: business entities who entered into commercial lease agreements with Leasecomm, and all California residents who entered into lease agreements with Leasecomm for consumer goods. Leasecomm intends to vigorously defend the action. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect on the Company's results of operations or consolidated financial position.

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

(b)  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MicroFinancial Incorporated

                                                    By: /s/ Peter R. Bleyleben
                                                    ----------------------------
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                                    By: /s/ Richard F. Latour
                                                    ----------------------------
                                                    President, and Chief
                                                    Operating Officer

Date:  May 15, 2002