Form 10-Q
period 2002-06-30
MICROFINANCIAL INC
filed 2002-08-14
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of August 9, 2002, 12,821,946 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS

                                                                            Page

Part I               FINANCIAL INFORMATION

   Item 1      Financial Statements (unaudited):
                 Condensed Consolidated Balance Sheets
                   December 31, 2001 and June 30, 2002                        3
                 Condensed Consolidated Statements of Operations
                   Three and six months ended June 30, 2001 and 2002          4
                 Condensed Consolidated Statements of Cash Flows
                   Three and six months ended June 30, 2001 and 2002          5

                 Notes to Condensed Consolidated Financial Statements         7

   Item 2      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         12

   Item 3      Quantitative and Qualitative Disclosures about Market Risk    16

Part II              OTHER INFORMATION

   Item 1      Legal Proceedings                                             18
   Item 6      Exhibits and Reports on Form 8-K                              21

   Signatures                                                                22

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                     December 31,      June 30,
                                                                     ------------     ---------
                                                                         2001           2002
                                                                      ---------       ---------
                               ASSETS

Net investment in leases and loans:
   Receivables due in installments                                    $ 399,361       $ 383,481
   Estimated residual value                                              37,114          36,603
   Initial direct costs                                                   7,090           6,569
   Loans receivable                                                       2,248           2,028
   Less:
      Advance lease payments and deposits                                  (287)           (254)
      Unearned income                                                  (104,538)        (94,466)
      Allowance for credit losses                                       (45,026)        (40,829)
                                                                      ---------       ---------
Net investment in leases and loans                                    $ 295,962       $ 293,132
Investment in service contracts                                          14,126          15,475
Cash and cash equivalents                                                20,645          21,517
Property and equipment, net                                              16,034          13,225
Other assets                                                             14,961          15,744
                                                                      ---------       ---------
          Total assets                                                $ 361,728       $ 359,093
                                                                      =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                         $ 203,053       $ 196,045
Subordinated notes payable                                                3,262           3,262
Capitalized lease obligations                                               833             695
Accounts payable                                                          2,517           2,540
Dividends payable                                                           642             641
Other liabilities                                                         6,182           6,542
Income taxes payable                                                      4,211           1,699
Deferred income taxes payable                                            30,472          33,173
                                                                      ---------       ---------
          Total liabilities                                             251,172         244,597
                                                                      ---------       ---------

Commitments and contingencies                                                --              --
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
      no shares issued at 12/31/01 and 6/30/02                               --              --
   Common stock, $.01 par value; 25,000,000 shares authorized;
     13,410,646 shares issued at 12/31/01 and 6/30/02                       134             134
   Additional paid-in capital                                            47,723          47,740
   Retained earnings                                                     69,110          73,000
   Treasury stock (588,700 shares of common stock at 12/31/01,
      588,700 shares of common stock at 6/30/02), at cost                (6,343)         (6,343)
   Notes receivable from officers and employees                             (68)            (35)
                                                                      ---------       ---------
          Total stockholders' equity                                    110,556         114,496
                                                                      ---------       ---------
          Total liabilities and stockholders' equity                  $ 361,728       $ 359,093
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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                            For the three months ended     For the six months ended
                                                     June 30,                       June 30,
                                            --------------------------    ---------------------------
                                                2001          2002            2001          2002
                                            -----------    -----------    -----------    -----------

Revenues:
   Income on financing leases and loans     $    18,060    $    13,791    $    36,791    $    29,026
   Income on service contracts                    2,099          2,458          4,234          4,853
   Rental income                                  9,252          9,220         18,387         19,083
   Loss and damage waiver fees                    1,568          1,532          3,148          3,058
   Service fees and other                         7,572          5,960         15,335         12,226
                                            -----------    -----------    -----------    -----------
         Total revenues                          38,551         32,961         77,895         68,246
                                            -----------    -----------    -----------    -----------

Expenses:
   Selling general and administrative            10,658         11,409         22,563         23,983
   Provision for credit losses                   11,819         10,824         22,085         21,788
   Depreciation and amortization                  3,640          4,851          7,083          8,490
   Interest                                       3,493          2,618          7,862          5,365
                                            -----------    -----------    -----------    -----------
         Total expenses                          29,610         29,702         59,593         59,626
                                            -----------    -----------    -----------    -----------

Income before provision for income taxes          8,941          3,259         18,302          8,620
Provision for income taxes                        3,762          1,304          7,704          3,448
                                            -----------    -----------    -----------    -----------

Net income                                  $     5,179    $     1,955    $    10,598    $     5,172
                                            ===========    ===========    ===========    ===========

Net income per common share -- basic        $      0.41    $      0.15    $      0.83    $      0.40
                                            ===========    ===========    ===========    ===========

Net income per common share -- diluted      $      0.40    $      0.15    $      0.82    $      0.40
                                            ===========    ===========    ===========    ===========

Weighted-average shares used to compute:
      Basic net income per share             12,759,548     12,821,946     12,750,299     12,821,946
                                            -----------    -----------    -----------    -----------
      Fully diluted net income per share     12,981,450     12,901,149     12,933,339     12,877,839
                                            -----------    -----------    -----------    -----------


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                          For the three months ended     For the six months ended
                                                                 June 30,                         June 30,
                                                          --------------------------     ------------------------
                                                             2001             2002         2001           2002
                                                          ---------         --------     ---------      ---------
Cash flows from operating activities:
   Cash received from customers                           $  47,500         $ 45,003     $  95,127      $  91,732
   Cash paid to suppliers and employees                     (11,683)         (10,149)      (20,969)       (21,791)
   Cash paid for income taxes                                (4,572)          (2,270)       (4,708)        (3,259)
   Interest paid                                             (3,605)          (2,579)       (8,040)        (4,889)
   Interest received                                            365               87           769            242
                                                          ---------         --------     ---------      ---------
      Net cash provided by operating activities              28,005           30,092        62,179         62,035
                                                          ---------         --------     ---------      ---------

Cash flows from investing activities:
   Investment in lease contracts                            (24,813)         (23,358)      (48,651)       (43,385)
   Investment in inventory                                   (1,740)          (1,057)       (2,490)        (2,076)
   Investment in direct costs                                (1,399)          (1,417)       (2,883)        (2,713)
   Investment in service contracts                           (1,631)          (2,081)       (2,959)        (4,407)
   Investment in Resource Leasing Corporation                     0                0        (6,900)             0
   Investment in fixed assets                                  (432)              19          (857)          (118)
   Repayment of notes from officers                               0               23             0             33
   Investment in notes receivable                               (24)               0           (47)             0
   Repayment of notes receivable                                  2                0             6              0
                                                          ---------         --------     ---------      ---------
      Net cash used in investing activities                 (30,037)         (27,871)      (64,781)       (52,666)
                                                          ---------         --------     ---------      ---------

Cash flows from financing activities:
   Proceeds from secured debt                                22,473           11,929        57,852         21,229
   Repayment of secured debt                                (22,565)         (13,733)      (53,689)       (27,952)
   Proceeds from refinancing of secured debt                104,500           90,000       209,000        210,000
   Prepayment of secured debt                              (104,500)         (90,000)     (209,000)      (210,000)
   Proceeds from short term demand notes payable                889                0           889              0
   Repayment of short term demand notes payable                 (75)            (200)          (75)          (285)
   Proceeds from issuance of subordinated debt                1,075                0         2,875              0
   Repayment of subordinated debt                                 0                0        (3,000)             0
   Proceeds from exercise of common stock options               529                0           529              0
   Repayment of capital leases                                 (116)            (105)         (256)          (206)
   Payment of dividends                                        (574)            (641)       (1,147)        (1,283)
                                                          ---------         --------     ---------      ---------

      Net cash provided by (used in) financing activities     1,636           (2,750)        3,978         (8,497)
                                                          ---------         --------     ---------      ---------

Net (decrease) increase in cash and cash equivalents:          (396)            (529)        1,376            872
Cash and cash equivalents, beginning of period               19,729           22,046        17,957         20,645
                                                          ---------         --------     ---------      ---------

Cash and cash equivalents, end of period                  $  19,333         $ 21,517     $  19,333      $  21,517
                                                          =========         ========     =========      =========


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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)
                                   (Unaudited)

                                                       For the three months ended    For the six months ended
                                                               June 30,                     June 30,
                                                       --------------------------    ------------------------
                                                         2001              2002        2001            2002
                                                       --------          --------    --------        --------
Reconciliation of net income to net cash
   provided by operating activities:

   Net income                                          $  5,179          $  1,955    $ 10,598        $  5,172
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Depreciation and amortization                       3,640             4,851       7,083           8,490
      Provision for credit losses                        11,819            10,824      22,085          21,788
      Recovery of equipment cost and residual value,
         net of revenue recognized                        8,779            13,367      18,795          25,570
      Decrease in current taxes                          (1,647)           (1,523)     (1,767)         (2,512)
      Increase in deferred income taxes                     837               557       4,776           2,701
   Change in assets and liabilities:
      Decrease (increase) in other assets                    (9)              502          92             918
      Increase (decrease) in accounts payable              (683)               39        (518)             23
      Increase (decrease) in accrued liabilities             90              (480)      1,035            (115)
                                                       --------          --------    --------        --------
         Net cash provided by operating activities     $ 28,005          $ 30,092    $ 62,179        $ 62,035
                                                       ========          ========    ========        ========

Supplemental disclosure of noncash activities:
   Property acquired under capital leases              $      0          $     68    $    341        $     68
   Accrual of common stock dividends                   $    640          $    641    $    640        $    641


                                                                     (Concluded)

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)

(A) Nature of Business:

     MicroFinancial Incorporated (the "Company") which operates primarily through its wholly-owned subsidiary, Leasecomm Corporation, is a specialized commercial finance company that primarily leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $3,000 with an average amount financed of approximately $1,400 and an average lease term of 44 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company funds its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and on balance sheet securitizations.

(B) Summary of Significant Accounting Policies:

Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. The results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002.

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

     The following table sets forth the Company's allowance for credit losses as of December 31, 2001 and June 30, 2002 and the related provision, charge-offs and recoveries for the year ended December 31, 2001 and the six months ended June 30, 2002.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)

Balance of allowance for credit losses at December 31, 2001            $45,026
                                                                       ========
Provision for credit losses                                   21,788
   Total provisions for credit losses                                    21,788
Charge-offs                                                   32,562
Recoveries                                                     6,577
                                                              ------
  Charge-offs, net of recoveries                                         25,985
                                                                       --------

Balance of allowance for credit losses at June 30, 2002                $ 40,829
                                                                       ========

     At December 31, 2001 and June 30, 2002, other assets included prepayments and deposits of $4,809,000 and $3,891,000, respectively, and receivables totaling $10,553,000 and $11,855,000, respectively.

Earnings Per Share:

     Basic net income per common share is computed based upon the weighted-average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of dilutive earnings per share does not assume the issuance of common shares that have an antidulitive effect on the net income per share. Options to purchase 40,609 and 1,770,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2001 and 2002 respectively because their effects were antidilutive. Options to purchase 449,847 and 1,770,000 shares of common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2001 and 2002 respectively because their effects were antidilutive.

                                            For three months ended            For six months ended
                                                   June 30,                          June 30,
                                         ----------------------------      ----------------------------
                                            2001              2002             2001            2002
                                         -----------      -----------      -----------      -----------

Net Income                               $     5,179      $     1,955      $    10,598      $     5,172
Shares used in computation:
  Weighted average common shares
    outstanding used in computation
    of net income per common share        12,759,548       12,821,946       12,750,299       12,821,946
  Dilutive effect of common stock
    options                                  221,902           79,203          183,040           55,893
Shares used in computation of net
  income per common share --
  assuming dilution                       12,981,450       12,901,149       12,933,339       12,877,839
                                         -----------      -----------      -----------      -----------

Net income per common share              $      0.41      $      0.15      $      0.83      $      0.40
Net income per common share
  assuming dilution                      $      0.40      $      0.15      $      0.82      $      0.40

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)

Notes Payable:

     On December 21, 1999, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $150,000,000 based upon qualified lease receivables, loans, rentals and service contracts. On August 22, 2000, the revolving line of credit and term loan facility was amended and restated where by the Company may now borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime minus 0.25% for Prime Rate Loans, the prevailing rate per annum as offered in the London Interbank Offered Rate ("LIBOR") plus 1.75% for LIBOR Loans or the seven-day Money Market rate plus 2.00% for Swing Line advances. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. Swing Line advances have a seven-day maturity and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line advances shall not exceed $10 million. The prime rate at December 31, 2001, and June 30, 2002 was 4.75%. The 90-day LIBOR rates December 31, 2001, and June 30, 2002 were 1.9380% and 1.8750%, respectively. The 7-day Money Market rates December 31, 2001, and June 30, 2002 were 1.88% and 1.87%, respectively.

The Company had borrowings outstanding under these agreements with the following terms:

                          December 31, 2001          June 30, 2002
                          -----------------       -------------------
Type                      Rate      Amount         Rate       Amount
----                      ----     --------       ------     --------
                                (in thousands)             (in thousands)

Prime                     4.5000%  $  4,640       4.5000%    $ 15,869
LIBOR                     3.8750%   100,000       3.6563%      30,000
LIBOR                                             3.7625%      30,000
LIBOR                                             3.7500%      50,000
                                   --------                  --------
     Total Outstanding             $104,640                  $125,869
                                   ========                  ========

     Outstanding borrowings are collateralized by leases, loans, rentals and service contracts pledged specifically to the financial institutions. Management is currently negotiating the terms and conditions under which both parties would agree to renew the credit facility. To the extent the existing line of credit is not renewed and no event of default exists, the credit facility will be automatically converted to a term loan on September 30, 2002. All converted term loans are payable over the term of the underlying leases, loans, rentals and service contracts, but in any event not to exceed 36 monthly installments. The most restrictive covenants of the agreement have minimum net worth and income requirements.

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

     At December 31, 2001 and June 30, 2002, MFI I and MFI II had borrowings outstanding under the series of notes with the following terms:

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)


                           December 31, 2001            June 30, 2002
                          -------------------        -------------------
Series                      Rate       Amount          Rate       Amount
------                    -------     -------        -------      ------
                                   (in thousands)              (in thousands)
MFI I
2000-1 Notes              7.3750%      19,855        7.3750%      12,005
2000-2 Notes              6.9390%      34,518        6.9390%      26,258
2001-3 Notes              5.5800%      34,160        5.5800%      24,868

MFI II LLC
2001-1 Notes              8.0000%       8,725        8.0000%       6,175
                                      -------                    -------
      Total Outstanding               $97,258                    $69,306
                                      =======                    =======

     At December 31, 2001 and June 30, 2002, the Company also had other notes payable which totaled $1,155,000 and $870,000 respectively. Of these notes, at December 2001 and June 30, 2002, $339,000 and $54,000, respectively, are notes that are due on demand and bear interest at a rate of prime less 1.00%. At December 31, 2001 and June 30, 2002, the Company also had $816,000 of notes which were borrowed against the cash surrender value of the life insurance policies held on key officers. The interest rates on these loans range from 5.05% to 8.00%.

Stock Options:

     Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 4,120,380 shares of the Company's common stock for issuance pursuant to the 1998 Plan. The Company granted a total of 520,000 options and a total of 211,000 options were surrendered during the six months ended June 30, 2002. A total of 2,245,000 options were outstanding at June 30, 2002 of which 716,400 were vested.

Dividends:

     On June 17, 2002 the Company's Board of Directors approved a dividend of $.050 per common share for all outstanding common shares as of June 28, 2002 which was paid on July 15, 2002.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64 and Technical Corrections." This Statement which rescinds and amends several statements, improves financial reporting for extinguishment of debt, modifies the accounting for certain leasing transactions, and makes various technical corrections to existing pronouncements. The Statement requires the gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Also, the Statement requires that the accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions for this Statement are required to be applied for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company has not completed its evaluation of SFAS No. 145 and has not yet determined the effect on its consolidated financial statements.

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

Commitments and Contingencies:

     Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     Net income for the three months ended June 30, 2002 was approximately $2.0 million, a decrease of $3.2 million or 62% from the three months ended June 30, 2001. This represents diluted earnings per share for the three months ended June 30, 2002 of $0.15 per share on weighted-average outstanding shares of 12,901,149 as compared to $0.40 per share on weighted-average outstanding shares of 12,981,450 for the three months ended June 30, 2001.

     Total revenues for the three months ended June 30, 2002 were $33.0 million, a decrease of $5.6 million, or 15%, from the three months ended June 30, 2001. The decrease was primarily due to a decrease of $4.3 million, or 24%, in financing leases and loans, and $1.6 million or 18% in fee and other income offset by an increase of $327,000 or 3% in rental and service contract income. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's decision to increase pricing and tighten its credit approval standards. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, an increase in the rental business originated through our Resource Leasing division, and an increase in orginations in rental and service contracts.

     Selling, general and administrative expenses increased by $751,000, or 7%, for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Marketing programs increased $472,000 or 306%, legal expenses increased $152,000 or 97%, and inventory services increased $127,000 or 232%.

     Depreciation and amortization increased by $1.2 million or 33%, due to an increase in the number of early terminations of monthly cancelable contracts.

     The Company's provision for credit losses decreased by $995,000, or 8%, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

     Interest expense decreased by $875,000, or 25%, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease resulted primarily from the Company's lower cost of funds, and an overall decrease in the level of borrowings.

     Dealer fundings were $25.7 million for the three months ended June 30, 2002, down $1.7 million, or 6% as compared to the three months ended June 30, 2001. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards. The new credit policies were put into place in August of 2000. This is an ongoing effort, and is expected to continue going forward. Total cash from customers decreased by $2.5 million or 5% to a total of $45.0 million. This decrease is primarily the result of an decrease in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, rental and service contracts were down from $470.6 million in December of 2001 to $455.1 million in June of 2002.

Six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

     Net income for the six months ended June 30, 2002 was approximately $5.2 million, a decrease of $5.4 million or 51% from the six months ended June 30, 2001. This represents diluted earnings per share for the six months ended June 30, 2002 of $0.40 per share on weighted-average outstanding shares of 12,877,839 as compared to $0.82 per share on weighted-average outstanding shares of 12,933,339 for the six months ended June 30, 2001.

     Total revenues for the six months ended June 30, 2002 were $68.2 million, a decrease of $9.6 million, or 12%, from the six months ended June 30, 2001. The decrease was primarily due to a decrease of $7.8 million, or 21%, in financing leases and loans, and $3.2 million or 17% in fee and other income offset by an increase of $1.3 million or 6% in rental and service contract income. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's change in its credit approval process. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, an increase in the rental business originated through our Resource Leasing division, and an increase in originations in rental and service contracts.

     Selling, general and administrative expenses increased by $1.4 million, or 6%, for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Marketing programs increased $647,000 or 130%, legal expenses increased $345,000 or 83%, professional service fees increased $240,000 or 20%, inventory services increased $154,000 or 59%, insurance expense increased $146,000 or 75%, debt closing expenses increased $116,000 or 32%, and lease expense increased $110,000 or 309%.

     Depreciation and amortization increased by $1.4 million, or 20% due to an increase in the number of early terminations of monthly cancelable contracts.

     The Company's provision for credit losses increased by $297,000, or 1%, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

     Interest expense decreased by $2.5 million, or 32%, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease resulted primarily from the Company's lower cost of funds, and an overall decrease in the level of borrowings.

     Dealer fundings were $48.3 million for the six months ended June 30, 2002, down $13.0 million, or 21% as compared to the six months ended June 30, 2001. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards, described below. The new credit policies were put into place in August of 2000. This is an ongoing effort, and is expected to continue going forward. Total cash from customers decreased by $3.4 million or 4% to a total of $91.7 million. This decrease is primarily the result of a decrease in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, rental and service contracts were down from $470.6 million in December of 2001 to $455.1 million in June of 2002.

CRITICAL ACCOUNTING POLICIES

     In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," Management identified the most critical accounting principles upon which the Company's financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Management identified the most critical accounting policies to be those related to revenue recognition and maintaining the allowance for credit losses. These accounting policies are discussed below as well as within the notes to the consolidated financial statements.

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

     Leases and loans are charged against the allowance for credit losses and are put on non-accrual when they are deemed to be uncollectable. Generally, the Company deems leases, service contracts, rental contracts and loans to be uncollectable when one of the following occurs: (i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) when an account has become 360 days delinquent without contact with lessee. The typical monthly payment under the Company's leases is between $30 and $50 per month. As a result of these small monthly payments, the Company's experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current (at 360 days past due, a lessee will only owe lease payments of between $360 and $600).

     The Company has developed and regularly updates proprietary credit scoring systems designed to improve its risk-based pricing. The Company uses credit scoring in most, but not all, of its extensions of credit. In addition, the Company aggressively employs collection procedures and a legal process to resolve any credit problems.

EXPOSURE TO CREDIT LOSSES

     The following table sets forth certain information as of December 31, 2000 and 2001 and June 30, 2002 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                                    As of              As of
                                                 December 31          June 30
                                            ----------------------   ---------
                                               2000        2001         2002
                                            ---------    ---------   ---------

Cumulative amounts billed (in thousands)   $462,011     $602,649     $610,084
31-60 days past due                             1.9%         1.8%         2.4%
61-90 days past due                             1.6%         1.7%         1.5%
Over 90 days past due                          10.0%        13.4%        13.1%
                                            ---------    ---------   --------
   Total past due                              13.5%        16.9%        17.0%
                                            =========    =========   ========

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

     The Company utilizes its credit facility to fund the origination and acquisition of leases, loans, rentals and service contracts that satisfy the eligibility requirements established pursuant to each facility. Management is currently negotiating the terms and conditions under which both parties would agree to renew the credit facility. To the extent the existing line of credit is not renewed and no event of default exists, the credit facility will be automatically converted to a term loan on September 30, 2002. At June 30, 2002, the Company had an aggregate maximum of $192 million available for borrowing under its credit facility, of which approximately $125.9 million was outstanding as of such date. To date, cash flow from its portfolio and other fees have been sufficient to repay current amounts due under the credit facilities and subordinated debt.

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

     At June 30, 2002 the repayment schedules for outstanding long-term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:


For the year ended                                     Long Term    Operating   Capital
   December 31,                                           Debt        Leases    Leases       Total
------------------                                     ----------   ---------   -------     --------
   2002                                                 $ 27,271     $  698     $   204     $ 28,173
   2003                                                   37,625      1,343         267       39,235
   2004                                                    5,126        417         169        5,712
   2005                                                       --        214          55          269
   2006                                                    2,600         --          --        2,600
Thereafter                                                   816         --          --          816
                                                        --------     ------     -------     --------
                                                          73,438      2,672         695       76,805
   Outstanding balance of revolving credit facility      125,869         --          --      125,869
                                                        --------     ------     -------     --------
   Total                                                $199,307     $2,672     $   695     $202,674
                                                        ========     ======     =======     ========

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

     Given the relatively short average life of the Company's leases, loans, rentals and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of June 30, 2002, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's securitizations, represented 36.8% of the Company's outstanding indebtedness.

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

     A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. Premier has asserted a counterclaim against the Company for Seven Hundred Sixty Nine Million Three Hundred Fifty Thousand dollars ($769,350,000) in actual and consequential damages, and for Five Hundred Million Dollars ($500,000,000) in punitive damages, plus interest, cost and attorney's fees. The counterclaim is based upon an alleged representation by the Company that it would lend Premier an additional Forty-Five Million Dollars ($45,000,000), when all documents evidencing the Premier loan refer only to the Twelve Million ($12,000,000) amount actually loaned and not repaid. The Company denies any liability on the counterclaim, which the Company is vigorously contesting. The Company has filed a motion for summary judgment, now pending before the Court, seeking dismissal of the counterclaim and the award of full damages on the Company's claims. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.

     B. On January 29, 2002, Leasecomm was served with an Amended Complaint ("Complaint") in an action entitled PEOPLE V. ROMA COMPUTER SOLUTIONS, INC., ET AL., Ventura County Superior Court Case No. CIV207490. The Complaint asserts two claims, one for violation of the California Business Professions Code Section 17500 (false advertising), and the other for violation of the California Business and Professions Code Section 17200 (unfair or unlawful acts or practices). The claims arise from the marketing and selling activities of other defendants, including Roma Computer Solutions, Inc., and/or Maro Securities, Inc. The Complaint seeks to have Leasecomm held liable for the acts of other defendants, alleging that Leasecomm directly participated in those acts and received proceeds and the assignment of lease contracts as a result of those acts. The Complaint requests injunctive relief, rescission, restitution, and a civil penalty. By agreement, no answer or motion need be filed until September 2002. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse affect.

     C. On May 8, 2000, Plaintiff Efraim Bason brought an action in the Supreme Court of the State of New York, County of Nassau, seeking compensatory damages in the amount of $450,000 and punitive damages under various legal theories for Leasecomm's refusal to promptly release him from an equipment lease to which he claims his name was forged (the "Bason Complaint"). The Bason Complaint alleged that Leasecomm's failure to promptly release him from the lease, and subsequent negative reports to credit agencies, ruined his credit and prevented him from securing certain financing that he allegedly needed to purchase merchandise which he claims he could have then re-sold at a $450,000 profit. The Company filed a motion for summary judgment, which the Court has now granted awarding the Company judgment. Absent an appeal, the matter is over.

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

         Leasecomm has been served with Civil Investigative Demands by the Offices of the Attorney General for the states of Kansas, Illinois, Florida, and Texas, and for the Commonwealth of Massachusetts. Those Offices of the Attorney General, in conjunction with the Northwest Region Office of the Federal Trade Commission, the Offices of the Attorney General for North Carolina and North Dakota, and the Ventura County, California, District Attorney's Office, have informed Leasecomm that they are seeking to coordinate their investigations (collectively, the "Government Investigators"). At this time, the principal focus of the investigations appears to be software license leases (principally virtual terminals) and leases from certain vendor/dealers whose activities included business opportunity seminars. Leasecomm has further been informed that the investigations cover certain lease provisions, including the forum selection clause and language concerning the non-cancellability of the lease. In addition, the investigations include, among other things, whether Leasecomm's lease termination, or rollover, provisions, are legally sufficient; whether a Leasecomm lease is an enforceable lease; whether there were potential problems with its leases of which Leasecomm had knowledge; whether the leases are enforceable in accordance with their terms; whether three day right of rescission notices were required and, if required, whether proper notices were given; whether any lease prices were unconscionable; whether the lease of a software license is the lease of a service, not a good; whether any lease of satellites or computers are leases to consumers which must comply with certain consumer statutes; whether electronic fund transfer payments pursuant to a lease violate Reg. E; whether any

Leasecomm billing and collection practices or charges are unreasonable, or constitute unfair or deceptive trade practices; whether Leasecomm's course of dealings with its vendors/dealers makes Leasecomm liable for any of the activities of its vendors/dealers. In April, 2002, Leasecomm and the Government Investigators entered into provisional relief and tolling agreements which provide for Leasecomm to take certain interim actions, toll the running of the statute of limitations as of January 29, 2002, and require advance notice by Leasecomm of its withdrawal from the provisional relief agreement and advance notice by each of the Government Investigators of its intention to commence legal action.

     Since the investigations are in process, and no legal action has been commenced against Leasecomm, there can be no assurance as to the eventual outcome.

     In May, 2002, the Company received notice from an attorney in New York City who advised the Company that he intended to bring suit against the Company on behalf of a class of approximately 150 lessees of one of the Company's lease products. Since that time, the attorney has refused the Company's several requests to identify the legal theories and facts which would be the basis for any claims against the Company, stating only that the leases were unconscionable and are unenforceable. The Company cannot predict whether suit will eventually be brought on behalf of one or more of these lessees or, if it is, what the outcome of the suit would be and, therefore, whether it could have a material adverse effect.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed herewith:


     Exhibit 99.1 Certification of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

(b)  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MicroFinancial Incorporated


                                      By: /s/ Peter R. Bleyeben
                                         --------------------------------------
                                         Chairman of the Board and Chief
                                         Executive Officer


                                      By: /s/ Richard F. Latour
                                         --------------------------------------
                                         President, and Chief Operating Officer


                                      By: /s/ James R. Jackson
                                         --------------------------------------
                                         Chief Financial Officer


Date:  August 14, 2002