Form 10-Q
period 2002-09-30
MICROFINANCIAL INC
filed 2002-11-14
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of November 11, 2002, 12,821,946 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS




                                                                            Page
Part I                FINANCIAL INFORMATION

      Item 1   Financial Statements (unaudited):
                 Condensed Consolidated Balance Sheets
                   December 31, 2001 and September 30, 2002                   3
               Condensed Consolidated Statements of Operations
                 Three and nine months ended September 30, 2001 and 2002      4
               Condensed Consolidated Statements of Cash Flows
                 Three and nine months ended September 30, 2001 and 2002      5
               Notes to Condensed Consolidated Financial Statements           7

      Item 2   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         13

      Item 3   Quantitative and Qualitative Disclosures about Market Risk    18

      Item 4   Controls and Procedures                                       18

Part II               OTHER INFORMATION

      Item 1   Legal Proceedings                                             19

      Item 5   Other Information                                             22

      Item 6   Exhibits and Reports on Form 8-K                              23

      Signatures                                                             24

      Certifications                                                         25

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                      December 31,   September 30,
                                                                          2001           2002
                                                                      ------------   -------------

                                     ASSETS
Net investment in leases and loans:
     Receivables due in installments                                   $ 399,361      $ 373,756
     Estimated residual value                                             37,114         32,115
     Initial direct costs                                                  7,090          5,597
     Loans receivable                                                      2,248          1,911
     Less:
        Advance lease payments and deposits                                 (287)          (130)
        Unearned income                                                 (104,538)       (77,900)
        Allowance for credit losses                                      (45,026)       (75,726)
                                                                       ---------      ---------
Net investment in leases and loans                                     $ 295,962      $ 259,623
Investment in service contracts                                           14,126         15,632
Cash and cash equivalents                                                  4,429          9,916
Restricted cash                                                           16,216         15,362
Property and equipment, net                                               16,034         11,033
Other assets                                                              14,961         12,643
                                                                       ---------      ---------
          Total assets                                                 $ 361,728      $ 324,209
                                                                       =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                          $ 203,053      $ 194,003
Subordinated notes payable                                                 3,262          3,262
Capitalized lease obligations                                                833            593
Accounts payable                                                           2,517          2,475
Dividends payable                                                            642            641
Other liabilities                                                          6,182          7,166
Income taxes payable                                                       4,211          1,659
Deferred income taxes payable                                             30,472         20,131
                                                                       ---------      ---------
          Total liabilities                                              251,172        229,930
                                                                       ---------      ---------
Commitments and contingencies                                                 --             --
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued at 12/31/01 and 9/30/02                              --             --
     Common stock, $.01 par value; 25,000,000 shares authorized;
        13,410,646 shares issued at 12/31/01 and 9/30/02                     134            134
     Additional paid-in capital                                           47,723         47,723
     Retained earnings                                                    69,110         52,800
     Treasury stock (588,700 shares of common stock at 12/31/01
        and 9/30/02), at cost                                             (6,343)        (6,343)
     Notes receivable from officers and employees                            (68)           (35)
                                                                       ---------      ---------
          Total stockholders' equity                                     110,556         94,279
                                                                       ---------      ---------
          Total liabilities and stockholders' equity                   $ 361,728      $ 324,209
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

                           MICROFINANCIAL INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                   (Unaudited)


                                                     For the three months ended        For the nine months ended
                                                             September 30,                    September 30,
                                                    -----------------------------      -------------------------
                                                         2001           2002             2001            2002
                                                       -------        --------         --------        ---------
Revenues:
      Income on financing leases and loans             $18,105        $ 12,819         $ 54,897        $  41,845
      Income on service contracts                        2,186           2,479            6,420            7,332
      Rental income                                      9,744           9,212           28,131           28,295
      Loss and damage waiver fees                        1,598           1,633            4,746            4,691
      Service fees and other                             7,676           4,406           23,010           16,632
                                                    -----------------------------      -------------------------
                Total revenues                          39,309          30,549          117,204           98,795
                                                    -----------------------------      -------------------------

Expenses:
      Selling general and administrative                10,899          10,306           33,462           34,289
      Provision for credit losses                       15,064          44,672           37,150           66,460
      Depreciation and amortization                      3,618           5,713           10,700           14,203
      Interest                                           3,445           2,458           11,307            7,823
                                                    -----------------------------      -------------------------
                Total expenses                          33,026          63,149           92,619          122,775
                                                    -----------------------------      -------------------------

Income/(loss) before provision for income taxes          6,283         (32,600)          24,585          (23,980)
Provision/(benefit) for income taxes                     2,644         (13,042)          10,348           (9,593)
                                                    -----------------------------      -------------------------

Net income/(loss)                                      $ 3,639        $(19,558)        $ 14,237        $ (14,387)
                                                    =============================      =========================

Net income/(loss) per common share - basic             $  0.28        $  (1.53)        $   1.11        $   (1.12)
                                                    =============================      =========================

Net income/(loss) per common share - diluted           $  0.28        $  (1.53)        $   1.10        $   (1.12)
                                                    =============================      =========================

Weighted-average shares used to compute:
           Basic net income per share               12,825,139      12,821,946       12,775,519       12,821,946
                                                    -----------------------------    ---------------------------
           Fully diluted net income per share       13,094,690      12,821,946       12,988,959       12,821,946
                                                    -----------------------------    ---------------------------


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                               For the three months ended   For the nine months ended
                                                                     September 30,                September 30,
                                                               --------------------------   -------------------------
                                                                    2001          2002          2001         2002
                                                                 ---------     ---------     ---------     ---------
Cash flows from operating activities:
     Cash received from customers                                $  45,271     $  43,289     $ 140,398     $ 135,021
     Cash paid to suppliers and employees                          (11,503)      (10,339)      (32,703)      (32,130)
     Cash paid for income taxes                                       (573)         (475)       (5,280)       (3,734)
     Interest paid                                                  (3,378)       (3,024)      (11,418)       (7,913)
     Interest received                                                 326            80         1,094           322
                                                               --------------------------   -------------------------
          Net cash provided by operating activities                 30,143        29,531        92,091        91,566
                                                               --------------------------   -------------------------

Cash flows from investing activities:
     Investment in lease contracts                                 (22,863)      (19,042)      (71,514)      (62,426)
     Investment in inventory                                          (813)         (625)       (3,302)       (2,701)
     Investment in direct costs                                     (1,257)       (1,098)       (4,140)       (3,811)
     Investment in service contracts                                (1,661)       (2,131)       (4,620)       (6,538)
     Investment in Resource Leasing Corporation                          0             0        (6,900)            0
     Investment in fixed assets                                       (433)          (90)       (1,290)         (208)
     Repayment of notes from officers                                    0             0             0            33
     Investment in notes receivable                                    (23)            0           (70)            0
     Repayment of notes receivable                                       0             0             6             0
                                                               --------------------------   -------------------------
          Net cash used in investing activities                    (27,050)      (22,986)      (91,830)      (75,651)
                                                               --------------------------   -------------------------

Cash flows from financing activities:
     Proceeds from secured debt                                     17,440        12,292        75,293        33,521
     Repayment of secured debt                                     (22,396)      (14,204)      (76,085)      (42,156)
     Proceeds from refinancing of secured debt                     136,898       155,000       345,897       365,000
     Prepayment of secured debt                                   (130,555)     (155,100)     (339,555)     (365,100)
     Proceeds from short term demand notes payable                       0             0           889             0
     Repayment of short term demand notes payable                      (17)          (30)          (92)         (315)
     Proceeds from issuance of subordinated debt                         0             0         2,875             0
     Repayment of subordinated debt                                 (1,500)            0        (4,500)            0
     (Increase) decrease in restricted cash                         (2,229)          681        (9,268)          854
     Proceeds from exercise of common stock options                     52             0           810             0
     Repayment of capital leases                                      (131)         (101)         (387)         (308)
     Payment of dividends                                             (640)         (641)       (1,787)       (1,924)
                                                               --------------------------   -------------------------
                        Net cash used in financing activities       (3,078)       (2,103)       (5,910)      (10,428)
                                                               --------------------------   -------------------------

Net (decrease) increase in cash and cash equivalents:                   15         4,442        (5,649)        5,487
Cash and cash equivalents, beginning of period                       3,835         5,474         9,499         4,429
                                                               --------------------------   -------------------------

Cash and cash equivalents, end of period                         $   3,850     $   9,916     $   3,850     $   9,916
                                                               ==========================   =========================


                          (continued on following page)

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)
                                   (Unaudited)

                                                       For the three months ended    For the nine months ended
                                                               September 30,                September 30,
                                                       --------------------------    -------------------------
                                                             2001        2002            2001         2002
                                                          --------     --------        --------     --------
Reconciliation of net income to net cash provided
     by operating activities:

     Net income                                           $  3,639     ($19,558)       $ 14,237     ($14,387)
     Adjustments to reconcile net income to cash
     Casprovidedebyboperatingnactivitieses:
        Depreciation and amortization                        3,618        5,713          10,700       14,203
        Provision for credit losses                         15,064       44,672          37,150       66,460
        Recovery of equipment cost and residual value,
          net oflrevenue recognizedt Income                  6,600       10,399          25,164       35,969
        Decrease in current taxes                             (573)         (40)         (2,340)      (2,552)
        Increase (decrease) in deferred income taxes         2,644      (13,042)          7,420      (10,340)
     Change in assets and liabilities:
        Increase (decrease) in other assets                 (1,205)         263          (1,113)       1,181
        Increase (decrease) in accounts payable                134          (65)           (384)         (42)
        Increase in accrued liabilities                        222        1,189           1,257        1,074
                                                       --------------------------    -------------------------
          Net cash provided by operating activities       $ 30,143     $ 29,531        $ 92,091     $ 91,566
                                                       ==========================    =========================

Supplemental disclosure of noncash activities:
     Property acquired under capital leases                   $138           $0            $479          $68
     Accrual of common stock dividends                        $642         $641            $642         $641


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

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)


(A)   Nature of Business:

      MicroFinancial Incorporated (the "Company") which operates primarily through its wholly-owned subsidiary, Leasecomm Corporation, is a specialized commercial finance company that primarily leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $5,000 with an average amount financed of approximately $1,500 and an average lease term of 44 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company funded its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and on balance sheet securitizations.

      As of September 30, 2002 the revolving credit line was converted to a term loan repayable in 36 monthly installments. On October 10, 2002, the Company made a decision to temporarily suspend new contract originations until a new line of credit is obtained. The Company also plans on leveraging the Company's technology and loan servicing platforms in order to generate additional fee revenue.

      Leasecomm Corporation periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose vehicles. MFI Finance Corporation I and MFI Finance Corporation II, LLC are special purpose companies. The assets of such special purpose vehicles and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, MicroFinancial Incorporated, or other affiliates. While Leasecomm Corporation generally does not sell its interests in leases, service contracts or loans to third parties after origination, the Company does, from time to time, contribute certain leases, service contracts, or loans to special-purpose entities for purposes of obtaining financing in connection with the related receivables. The contribution of such assets under the terms of such financings are intended to constitute "true sales" of such assets for bankruptcy purposes (meaning that such assets are legally isolated from Leasecomm Corporation). However, the special purpose entities to which such assets are contributed are not "qualifying special purpose entities" within the meaning Statement of Financial Accounting Standards ("SFAS") SFAS No. 140, and are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment.

(B)  Summary of Significant Accounting Policies:

Basis of Presentation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. The results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002.

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

     The following table sets forth the Company's allowance for credit losses as of December 31, 2001 and September 30, 2002 and the related provision, charge-offs and recoveries for the year ended December 31, 2001 and the nine months ended September 30, 2002.

     Balance of allowance for credit losses at December 31, 2001         $45,026
                                                                         =======
     Provision for credit losses                                 66,460
      Total provisions for credit losses                                  66,460
     Charge-offs                                                 44,565
     Recoveries                                                   8,805
                                                                 -------
      Charge-offs, net of recoveries                                      35,760
                                                                         -------
     Balance of allowance for credit losses at September 30, 2002        $75,726
                                                                         =======


Earnings Per Share:

     Basic net income per common share is computed based upon the weighted-average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of dilutive earnings per share does not assume the issuance of common shares that have an antidulitive effect on the net income per share. There were no antidilutive shares for the three months ended September 30, 2001. Options to purchase 40,609 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2001 because their effects were antidilutive. Stock options were excluded from the computation of dilutive EPS for the three and nine months ended September 30, 2002, because their inclusion would have had an antidilutive effect on EPS.

                                              For three months ended               For nine months ended
                                                  September 30,                        September 30,
                                          -----------------------------       -----------------------------
                                              2001             2002               2001              2002
                                          -----------      ------------       -----------      ------------
Net Income                                $     3,639      $    (19,558)      $    14,237      $    (14,387)
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net income per common share        12,825,139        12,821,946        12,775,519        12,821,946
   Dilutive effect of common stock
     options                                  269,551                 0           213,440                 0
Shares used in computation of net
   income per common share -
   assuming dilution                       13,094,690        12,821,946        12,988,959        12,821,946
                                          -----------------------------       -----------------------------

Net income per common share                     $0.28            $(1.53)            $1.11            $(1.12)
Net income per common share
      assuming dilution                         $0.28            $(1.53)            $1.10            $(1.12)


                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)


Notes Payable:

     On December 21, 1999, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $150,000,000 based upon qualified lease receivables, loans, rentals and service contracts. On August 22, 2000, the revolving line of credit and term loan facility was amended and restated where by the Company may now borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. The revolving line of credit has three components which are Prime Rate Loans, LIBOR Loans, and Swing Line advances. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime minus 0.25% for Prime Rate Loans, the prevailing rate per annum as offered in the London Interbank Offered Rate ("LIBOR") plus 1.75% for LIBOR Loans or the seven-day Money Market rate plus 2.00% for Swing Line advances. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. Swing Line advances have a seven-day maturity and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line advances shall not exceed $10 million. The prime rate at December 31, 2001, and September 30, 2002 was 4.75%. The 90-day LIBOR rates December 31, 2001, and September 30, 2002 were 1.9380% and 1.8125%, respectively. The 7-day Money Market rates December 31, 2001, and September 30, 2002 were 1.88% and 1.82%, respectively.

The Company had borrowings outstanding under these agreements with the following terms:

                           December 31, 2001         September 30, 2002
                          -------------------        -------------------
     Type                 Rate         Amount        Rate         Amount
     ----                 ----         ------        ----         ------
                                    (in thousands)           (in thousands)

     Prime               4.5000%        $4,640      4.5000%      $13,061
     LIBOR               3.8750%       100,000      3.6250%       50,000
     LIBOR                                          3.5625%       45,000
     LIBOR                                          3.5625%       30,000
                                      --------                  --------
       Total Outstanding              $104,640                  $138,061
                                      ========                  ========


     Outstanding borrowings are collateralized by leases, loans, rentals and service contracts pledged specifically to the financial institutions. As of September 30, 2002 the revolving credit line was converted to a term loan repayable in 36 monthly installments. Based on the terms of the agreement, the conversion to a term loan resulted in increased interest rates on outstanding borrowings. Interest rates increased from Prime minus 0.25% to Prime plus 0.50% for prime based loans and from LIBOR plus 1.75% to LIBOR plus 2.50% for LIBOR based loans. The most restrictive covenants of the agreement have minimum net worth and income requirements. Based on the current terms of the agreement, the Company is obligated to repay $46 million, plus applicable interest, over the next twelve months.

     At September 30, 2002, the Company was in default on one of its debt covenants in its credit facility and securitizaton agreements. The covenant that was in default with respect to the credit facility, requires that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings. The covenant that was in default with respect to the securitizaton agreements, requires that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings. The default was a result of the $35 million additional allowance reserved against certain dealer receivables, as well as delinquent portfolio assets. The Company is in the process of working with its lenders to receive a waiver for the covenant violation.

     MFI I has three series of notes outstanding, the 2000-1 Notes, the 2000-2 Notes, and the 2001-3 Notes. In March 2000, MFI I issued the 2000-1 Notes in aggregate principal amount of $50,056,686. In December 2000, MFI I issued the 2000-2 Notes in aggregate principal amount of $50,561,633. In September 2001, MFI I issued the 2001-3 Notes in aggregate principal amount of $39,397,354. Outstanding borrowings are collateralized by specific pools of lease receivables. In September 2001, MFI II, LLC was formed and issued one series of notes, the 2001-1 Notes in aggregate principal amount of $10,000,000. Outstanding borrowings are collateralized by a specific pool of lease receivables as well as the excess cash flow from the MFI I collateral. These notes are subordinate to the three series of notes issued by MFI I.

                           MICROFINANCIAL INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tables in thousands, except share and per share data)
                                   (Unaudited)



     At December 31, 2001 and September 30, 2002, MFI I and MFI II had borrowings outstanding under the series of notes with the following terms:

                            December 31, 2001     September 30, 2002
                          --------------------    -------------------
   Series                 Rate          Amount     Rate        Amount
   ------                 ----         -------     ----        ------
                                   (in thousands)          (in thousands)
   MFI I
   2000-1 Notes            7.3750%       19,855   7.3750%        7,303
   2000-2 Notes            6.9390%       34,518   6.9390%       22,128
   2001-3 Notes            5.5800%       34,160   5.5800%       20,771

   MFI II LLC
   2001-1 Notes            8.0000%        8,725   8.0000%        4,900
                                        -------                -------
         Total Outstanding              $97,258                $55,102
                                        =======                =======

     At December 31, 2001 and September 30, 2002, the Company also had other notes payable which totaled $1,155,000 and $840,000 respectively. Of these notes, at December 2001 and September 30, 2002, $339,000 and $24,000, respectively, are notes that are due on demand and bear interest at a rate of prime less 1.00%. At December 31, 2001 and September 30, 2002, the Company also had $816,000 of notes which were borrowed against the cash surrender value of the life insurance policies held on key officers. The interest rates on these loans range from 5.05% to 8.00%.

Stock Options:

     Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 4,120,380 shares of the Company's common stock for issuance pursuant to the 1998 Plan. A total of 60,000 options were surrendered during the nine months ended September 30, 2002, and 2,185,000 options were outstanding at September 30, 2002 of which 676,000 were vested.

Dividends:

     On September 23, 2002, the Company's Board of Directors approved a dividend of $.050 per common share for all outstanding common shares as of October 3, 2002 which is payable on November 15, 2002.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires an entity to recognize and measure initially at fair value a liability for a cost associated with an exit or disposal activity, when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002 although earlier adoption is permitted. The Company has not completed its evaluation of SFAS No. 146 and has not yet determined the effect on its consolidated financial statements.

     In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions." SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution except for a transaction between two or more mutual enterprises. In addition, this statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No.72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of this Statement are effective on October 1, 2002. The Company has determined that the adoption of this Statement does not have a material impact on its results of operations or consolidated financial position.

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

Commitments and Contingencies:

     Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

Subsequent Events:

     As of September 30, 2002 the revolving credit line was converted to a term loan repayable in 36 monthly installments.

     On October 10, 2002, the Company made a decision to temporarily suspend new contract originations.

     In October, 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. ss. 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

     Net income for the three months ended September 30, 2002 was approximately ($19.6) million, a decrease of $23.2 million or 637% from the three months ended September 30, 2001. This represents diluted earnings per share for the three months ended September 30, 2002 of ($1.53) per share on weighted-average outstanding shares of 12,821,946 as compared to $0.28 per share on weighted-average outstanding shares of 13,094,690 for the three months ended September 30, 2001.

     Total revenues for the three months ended September 30, 2002 were $30.5 million, a decrease of $8.8 million, or 22%, from the three months ended September 30, 2001. The decrease was primarily due to a decrease of $5.3 million, or 29%, in financing leases and loans, $3.3 million or 35% in fee and other income, and $532,000 or 5% in rental income offset by an increase of $293,000 or 13% in service contract income. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's decision to increase pricing and tighten its credit approval standards. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The decrease in rental income is the result of a decrease in originations in rental contracts. The increase in service contract income is a result of an increase in originations in service contracts.

     Selling, general and administrative expenses decreased by $593,000, or 5%, for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Cost of goods sold expenses decreased $567,000 or 5%.

     Depreciation and amortization increased by $2.1 million or 58%, due to an increase in the number of early terminations of monthly rental and service contracts.

     The Company's provision for credit losses, including an additional provision of $35 million, increased by $29.6 million or 197%, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Excluding the additional provision, the Company's provision for credit losses decreased by $5.4 million for the three months ended September 30, 2002 from $15.1 million for the three months ended September 30, 2001, while net charge offs decreased 17% to $9.8 million. This provision was based on the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables. The Company took an additional provision of $35 million in the third quarter to reserve against certain dealer receivables as well as delinquent portfolio assets. This additional allowance will provide for 104% coverage of our 90-day past due accounts as compared to previous quarters which had coverage in the 50-60% range. In the past, dealer receivables had been offset, in some instances, against the funding of new contracts. Since we have temporarily suspended the funding of new deals we feel that the collection of these receivables will be more difficult. Although the Company will continue to pursue collections on these accounts, management believes that the cost associated with the legal enforcement would outweigh the benefits realized.

     Interest expense decreased by $987,000, or 29%, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease resulted primarily from the Company's lower cost of funds, and an overall decrease in the level of borrowings.

     Dealer fundings were $21.3 million for the three months ended September 30, 2002, down $3.9 million, or 15% as compared to the three months ended September 30, 2001. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards. The new credit policies were put into place in August of 2000. On October 10, 2002, the Company made a decision to temporarily suspend dealer fundings as a result of implementing a new business plan. Total cash from customers decreased by $2 million or 4% to a total of $43.3 million. This decrease is primarily the result of a decrease in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, rental and service contracts were down from $470.6 million in December of 2001 to $438.7 million in September of 2002.

Nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

     Net income for the nine months ended September 30, 2002 was approximately ($14.4) million, a decrease of $28.6 million or 201% from the nine months ended September 30, 2001. This represents diluted earnings per share for the nine months ended September 30, 2002 of ($1.12) per share on weighted-average outstanding shares of 12,821,946 as compared to $1.10 per share on weighted-average outstanding shares of 12,988,959 for the nine months ended September 30, 2001.

     Total revenues for the nine months ended September 30, 2002 were $98.8 million, a decrease of $18.4 million, or 16%, from the nine months ended September 30, 2001. The decrease was primarily due to a decrease of $13.1 million, or 24%, in financing leases and loans, and $6.4 million or 23% in fee and other income offset by an increase of $1.1 million or 3% in rental and service contract income. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's change in its credit approval process. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, an increase in the rental business originated through our Resource Leasing division, and an increase in originations in rental and service contracts.

     Selling, general and administrative expenses increased by $827,000, or 2%, for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Marketing programs increased $1.1 million or 156%, legal expenses increased $507,000 or 83%, insurance expense increased $194,000 or 68%, professional services increased $170,000 or 10%, lease expense increased $149,000 or 280%, and debt closing expenses increased $127,000 or 22%. These increases were offset by decreases in collection expense of $713,000 or 14%, payroll expenses of $292,000 or 2%, postage and courier expenses of $168,000 or 15%, and bank service charge expense of $129,000 or 14%.

     Depreciation and amortization increased by $3.5 million, or 33%, due to an increase in the number of early terminations of monthly rental and service contracts.

     The Company's provision for credit losses, including an additional provision of $35 million, increased by $29.3 million, or 79%, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Excluding the additional provision, the Company's provision for credit losses decreased by $5.7 million for the nine months ended September 30, 2002 from $37.1 million for the three months ended September 30, 2001, while net charge offs decreased 11% to $35.8 million. This provision was based on the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables. The Company took an additional provision of $35 million in the third quarter to reserve against certain dealer receivables as well as delinquent portfolio assets. This additional allowance will provide for 104% coverage of our 90-day past due accounts as compared to previous quarters which had coverage in the 50-60% range. In the past, dealer receivables had been offset, in some instances, against the funding of new contracts. Since we have temporarily suspended the funding of new deals we feel that the collection of these receivables will be more difficult. Although the Company will continue to pursue collections on these accounts, management believes that the cost associated with the legal enforcement would outweigh the benefits realized.

     Interest expense decreased by $3.5 million, or 31%, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease resulted primarily from the Company's lower cost of funds, and an overall decrease in the level of borrowings.

     Dealer fundings were $69.6 million for the nine months ended September 30, 2002, down $17.7 million, or 20% as compared to the nine months ended September 30, 2001. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards. The new credit policies were put into place in August of 2000. On October 10, 2002, the Company made a decision to temporarily suspend dealer fundings as a result of implementing a new business plan. Total cash from customers decreased by $5.4 million or 4% to a total of $135 million. This decrease is primarily the result of a decrease in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, rental and service contracts were down from $470.6 million in December of 2001 to $438.7 million in September of 2002.

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

     Leases and loans are charged against the allowance for credit losses and are put on non-accrual when they are deemed to be uncollectable. Generally, the Company deems leases, service contracts, rental contracts and loans to be uncollectable when one of the following occurs: (i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) when an account has become 360 days delinquent without contact with the lessee. The typical monthly payment under the Company's leases is between $30 and $50 per month. As a result of these small monthly payments, the Company's experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current (at 360 days past due, a lessee will only owe lease payments of between $360 and $600).

     The Company has developed and regularly updates proprietary credit scoring systems designed to improve its risk-based pricing. The Company uses credit scoring in most, but not all, of its extensions of credit. In addition, the Company aggressively employs collection procedures and a legal process to resolve any credit problems.

EXPOSURE TO CREDIT LOSSES

     The following table sets forth certain information as of December 31, 2000 and 2001 and September 30, 2002 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.


                                                       As of           As of
                                                   December 31       September
                                               --------------------  ---------
                                                 2000        2001      2002
                                               --------    --------   --------
    Cumulative amounts billed (in thousands)   $462,011    $602,649   $625,624
    31-60 days past due                             1.9%        1.8%       4.1%
    61-90 days past due                             1.6%        1.7%       1.4%
    Over 90 days past due                          10.0%       13.4%      11.7%
                                               --------    --------   --------
       Total past due                              13.5%       16.9%      17.2%
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

     The Company's uses of cash include the origination and acquisition of leases, loans, rentals and service contracts, payment of interest expenses, repayment of borrowings under its credit facilities, subordinated debt and securitizations, payment of selling, general and administrative expenses, income taxes, capital expenditures, and the Company's stock repurchase program. On October 10, 2002, the Company made a decision to temporarily suspend dealer fundings.

     The Company utilized its credit facility to fund the origination and acquisition of leases, loans, rentals and service contracts that satisfy the eligibility requirements established pursuant to each facility. To date, cash flow from its portfolio and other fees have been sufficient to repay current amounts due under the credit facilities and subordinated debt. As of September 30, 2002, the credit facility was converted to a term loan and the Company is currently in the process of pursuing alternative financing sources.

     At September 30, 2002, the Company was in default on one of its debt covenants in its credit facility and securitizaton agreements. The covenant that was in default with respect to the credit facility, requires that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings. The covenant that was in default with respect to the securitizaton agreements, requires that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings. The default was a result of the $35 million additional allowance reserved against certain dealer receivables, as well as delinquent portfolio assets. The Company is in the process of working with its lenders to receive a waiver for the covenant violation.

     The Company believes that the cash flow from its operations will be sufficient to fund the Company's operations for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The Company has entered into various agreements, such as debt agreements, capital lease agreements and operating lease agreements that require future payments be made. Debt agreements include all debt outstanding under the revolving credit line, securitizations, subordinated notes, demand notes and other notes payable.

     At September 30, 2002 the repayment schedules for outstanding debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:


For the year ended                     Operating      Capital
   December 31,           Debt           Leases       Leases        Total
------------------        ----           ------       ------        -----
       2002             $ 24,542          $ 350       $ 103       $ 24,995
       2003               83,645          1,343         267         85,255
       2004               51,147            417         169         51,733
       2005               34,515              -          54         34,569
       2006                2,600              -           -          2,600
Thereafter                   816              -           -            816
                       ----------  -------------  ----------  -------------
        Total           $197,265         $2,110        $593       $199,968
                       ==========  =============  ==========  =============

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

     Given the relatively short average life of the Company's leases, loans, rentals and service contracts, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of September 30, 2002, the Company's outstanding fixed rate indebtedness, including indebtedness outstanding under the Company's securitizations, represented 30% of the Company's outstanding indebtedness.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Richard F. Latour, our President and Chief Executive Officer, and James R. Jackson, our Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Richard F. Latour and James R. Jackson concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

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

     A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October 1999 default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. Premier has asserted a counterclaim against the Company for Seven Hundred Sixty Nine Million Three Hundred Fifty Thousand dollars ($769,350,000) in actual and consequential damages, and for Five Hundred Million Dollars ($500,000,000) in punitive damages, plus interest, cost and attorney's fees. The counterclaim is based upon an alleged representation by the Company that it would lend Premier an additional Forty-Five Million Dollars ($45,000,000), when all documents evidencing the Premier loan refer only to the Twelve Million ($12,000,000) amount actually loaned and not repaid. The Company denies any liability on the counterclaim, which the Company is vigorously contesting. The Company's motion for summary judgment seeking dismissal of the counterclaim and the award of full damages on the Company's claims was denied by Court Order, without a written decision. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.

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

     C. On May 8, 2000, Plaintiff Efraim Bason brought an action in the Supreme Court of the State of New York, County of Nassau, seeking compensatory damages in the amount of $450,000 and punitive damages under various legal theories for Leasecomm's refusal to promptly release him from an equipment lease to which he claims his name was forged (the "Bason Complaint"). The Bason Complaint alleged that Leasecomm's failure to promptly release him from the lease, and subsequent negative reports to credit agencies, ruined his credit and prevented him from securing certain financing that he allegedly needed to purchase merchandise which he claims he could have then re-sold at a $450,000 profit. The Company filed a motion for summary judgment, which the Court has now granted awarding the Company judgment. The Plaintiff has now filed an appeal to that decision. It is anticipated that briefing will be completed, and the appeal heard, early next year.

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

     On February 1, 2002, the parties entered into stipulation of settlement to the class action litigation. The stipulation of settlement will be effective only if and when it is approved by the San Mateo Superior Court as fair and reasonable to the members of the plaintiff class and as a good faith settlement pursuant to Section 877.6 of the California Code of Civil Procedure. Preliminary approval has been granted by the court. It is unclear at this point how long this process will take.

     F. On October 29, 2001, a purported class action suit was filed in Superior Court of the State of California, County of Orange against Leasecomm and MicroFinancial and another entity known as Prospecting Services of America, Inc. ("PSOA"). The plaintiffs purport to represent a class of customers who were allegedly solicited by PSOA to enter into leases with Leasecomm for the lease of a "virtual link point gateway" and "I-phone." Plaintiffs alleged that PSOA made numerous misrepresentations and omissions during the course of solicitation for which Leasecomm and MicroFinancial Incorporated should be responsible. On January 25, 2002, the trial court granted the motion of Leasecomm and MicroFinancial to stay the claims against them, on the grounds that the forum selection clause contained in the lease agreements required plaintiffs to litigate any claims against those entities in Massachusetts. Leasecomm has subsequently settled this matter with court approval.

     G. On January 25, 2002, a purported class action suit was filed in Superior Court of the State of California, County of Los Angeles against Leasecomm. The complaint alleges that, two individuals were acting as agents of Leasecomm, and that they solicited the plaintiff to enter into a lease agreement with Leasecomm. The complaint seeks declaratory and injunctive relief against all defendants based upon alleged violations of California law. The plaintiff purports to represent two subclasses comprised of: business entities who entered into commercial lease agreements with Leasecomm, and all California residents who entered into lease agreements with Leasecomm for consumer goods. The suit was fully dismissed by the Court.

     H. In October, 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. ss. 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

     I. On March 31, 2002, plaintiffs Robert Hayden and Renono Wesley filed a Complaint against Leasecomm Corporation alleging a violation of California Business & Professions Code Section 17200. The Complaint was filed on behalf of Hayden and Wesley individually, on behalf of a class of people similarly situated, and on behalf of the general public. The case is venued in San Francisco Superior Court. Specifically, plantiffs allege that Leasecomm's practice of filing suits against lessees in Massachusetts courts constitutes an unfair business practice under California law. Leasecomm intends to vigorously defend the action. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

     H. On August 22, 2002 plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. The Company intends to vigorously defend the action. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

     Leasecomm has been served with Civil Investigative Demands by the Offices of the Attorney General for the states of Kansas, Illinois, Florida, and Texas, and for the Commonwealth of Massachusetts. Those Offices of the Attorney General, in conjunction with the Northwest Region Office of the Federal Trade Commission, the Offices of the Attorney General for North Carolina and North Dakota, and the Ventura County, California, District Attorney's Office, have informed Leasecomm that they are seeking to coordinate their investigations (collectively, the "Government Investigators"). At this time, the principal focus of the investigations appears to be software license leases (principally virtual terminals) and leases from certain vendor/dealers whose activities included business opportunity seminars. Leasecomm has further been informed that the investigations cover certain lease provisions, including the forum selection clause and language concerning the non-cancellability of the lease. In addition, the investigations include, among other things, whether Leasecomm's lease termination, or rollover, provisions, are legally sufficient; whether a Leasecomm lease is an enforceable lease; whether there were potential problems with its leases of which Leasecomm had knowledge; whether the leases are enforceable in accordance with their terms; whether three day right of rescission notices were required and, if required, whether proper notices were given; whether any lease prices were unconscionable; whether the lease of a software license is the lease of a service, not a good; whether any lease of satellites or computers are leases to consumers which must comply with certain consumer statutes; whether electronic fund transfer payments pursuant to a lease violate Reg. E; whether any Leasecomm billing and collection practices or charges are unreasonable, or constitute unfair or deceptive trade practices; whether Leasecomm's course of dealings with its vendors/dealers makes Leasecomm liable for any of the activities of its vendors/dealers. In April, 2002, Leasecomm and the Government Investigators entered into provisional relief and tolling agreements which provide for Leasecomm to take certain interim actions, toll the running of the statute of limitations as of January 29, 2002, and require advance notice by Leasecomm of its withdrawal from the provisional relief agreement and advance notice by each of the Government Investigators of its intention to commence legal action. In September, 2002, the tolling agreement was extended.

     Since the investigations are in process, and no legal action has been commenced against Leasecomm, there can be no assurance as to the eventual outcome.

ITEM 5. OTHER INFORMATION

The Company's chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by
Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed herewith:

     Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) A form 8-K was filed on October 11, 2002 to announce Richard Latour named Chief Executive Officer and new business strategy to leverage technology and servicing platform.

     A form 8-K was filed on October 30, 2002 to comment on expected third quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MicroFinancial Incorporated

                                      By: /s/ Richard F. Latour
                                      -----------------------------------------
                                      President and Chief Executive Officer

                                      By: /s/ James R. Jackson
                                      -----------------------------------------
                                      Vice President and Chief Financial Officer

Date:  November 14, 2002

                                  CERTIFICATION

     I, Richard F. Latour, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of MicroFinancial Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                      /s/ RICHARD F. LATOUR
                                      ---------------------
                                      Richard F. Latour
                                      President and Chief Executive Officer

Date: November 14, 2002

                                  CERTIFICATION

     I, James R. Jackson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of MicroFinancial Incorporated;

     3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                  /s/ JAMES R. JACKSON
                                  --------------------------------
                                  James R. Jackson
                                  Vice President and Chief Financial Officer

Date: November 14, 2002