Form 10-K
period 2002-12-31
MICROFINANCIAL INC
filed 2003-04-15
CIK 827230

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NO.

                             ---------------------
                          MICROFINANCIAL INCORPORATED
             (Exact name of Registrant as Specified in its Charter)

                MASSACHUSETTS                                    04-2962824
       (State or other jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

         10M COMMERCE WAY, WOBURN, MA                              01801
   (Address of Principal Executive Offices)                      (zip code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (781) 994-4800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   Common Shares, $0.01 par value per share               New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of June 28 2002, was approximately $63,960,000.

     As of March 31, 2003, 13,141,800 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
DESCRIPTION                                                                 NUMBER
-----------                                                                 ------
                                      PART I
Item 1.       Business....................................................     2
Item 2.       Properties..................................................     6
Item 3.       Legal Proceedings...........................................     6
Item 4.       Submission of Matters to a Vote of Security Holders.........     9

                                     PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................    10
Item 6.       Selected Financial Data.....................................    11
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    13
Item 7a.      Quantitative and Qualitative Disclosures about Market
              Risk........................................................    19
Item 8.       Financial Statements and Supplementary Data, Including
              Selected Quarterly Financial Data (Unaudited)...............    20
Item 9.       Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................    20

                                     PART III
Item 10.      Directors and Executive Officers of the Registrant..........    20
Item 11.      Executive Compensation......................................    22
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................    27
Item 13.      Certain Relationships and Related Transactions..............    29
Item 14.      Controls and Procedures.....................................    30

                                     PART IV
Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................    31

SIGNATURES................................................................    34

CERTIFICATIONS............................................................    35

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     MicroFinancial Incorporated ("MicroFinancial" or the "Company") was formed as a Massachusetts corporation on January 27, 1987. The Company, which operates primarily through its wholly-owned subsidiary Leasecomm Corporation, is a specialized commercial finance company that leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $15,000, with an average amount financed of approximately $1,500 and an average lease term of 44 months. Leasecomm Corporation started originating leases in January 1986. The Company has used proprietary software in developing a sophisticated, risk-adjusted pricing model and in automating its credit approval and collection systems, including a fully-automated, Internet-based application, credit scoring and approval process.

     The Company provides financing to lessees which may have few other sources of credit. The Company primarily leases and rents low-priced commercial equipment which is used by these lessees in their daily operations. The Company does not market its services directly to lessees, but sources leasing transactions through a nationwide network of over 1,000 independent sales organizations and other dealer-based origination networks ("Dealers").

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

     As of September 30, 2002, the Company's credit facility failed to renew. As a result, in October 2002, the Company made the decision to suspend new contract originations until a source of funding is obtained. The Company is currently working with a capital advisory firm in an effort to obtain a new line of credit in order to resume funding activity. The Company remains hopeful that a new funding facility can be in place in a reasonable period of time.

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

     The Company originates and services leases, contracts and loans in all 50 states of the United States and its territories. As of December 31, 2001 and 2002, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 42% of the Company's portfolio. Only California accounted for more than 10% of the total portfolio as of December 31, 2001 and 2002 at approximately 14%. None of the remaining states accounted for more than 4% of such total.

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

     During the term of a typical lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. Throughout the term of the lease, the Company charges late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 2002.

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

DEALERS

     The Company provides financing to obligors under microticket leases, contracts and loans through its Dealers. The Company had over 1,000 different Dealers originating 50,106 Company leases, contracts and loans in 2002. One dealer accounted for approximately 10.6%, 4.5%, and .22% of all originations during the years ended December 31, 2000, 2001, and 2002, respectively. Another dealer accounted for approximately 4.89%, 7.38%, and 10.98% of all originations during the years ended December 31, 2000, 2001, and 2002, respectively. No other dealer accounted for more than 10% of the Company's origination volume during the years ended December 31, 2000, 2001, or 2002.

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

     The Company's automated lease administration system handles application tracking, invoicing, payment processing, automated collection queuing, portfolio evaluation and report writing. The system is linked with bank accounts for payment processing and provides for direct withdrawal of lease, contract and loan payments. The Company monitors delinquent accounts using its automated collection process. The Company uses several computerized processes in its customer service and collection efforts, including the generation of daily priority call lists and scrolling for daily delinquent account servicing, generation and mailing of delinquency letters, and routing of incoming customer service calls to appropriate employees with instant computerized access to account details. The Company's collection efforts include one or more of the following: sending collection letters, making collection calls, reporting delinquent accounts to credit reporting agencies, and litigating delinquent accounts when necessary and obtaining and enforcing judgments. The Company also has started to use a collectability scoring model to determine if the benefits from further collection efforts will out weigh the costs associated with those efforts.

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

EMPLOYEES

     As of December 31, 2002, the Company had 203 full-time employees, of whom 7 were engaged in credit activities and Dealer service, 136 were engaged in servicing and collection activities, 1 was engaged in marketing activities, and 59 were engaged in general administrative activities. Management believes that its relationship with its employees is good. No employees of the Company are members of a collective bargaining unit in connection with their employment by the Company.

AVAILABILITY OF INFORMATION

     The Company will provide without charge to each of its stockholders upon the written request of such person, a copy of the Company's Annual Report on Form 10K for its fiscal year ended December 31, 2002, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission. Requests for such document should be directed to Richard F. Latour, Chief Executive Officer, at 10M Commerce Way, Woburn, Massachusetts 01801.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters and operations center are located in leased space of 44,659 square feet of office space at 10M Commerce Way, Woburn Massachusetts 01801. The lease for this space expires on December 14, 2003. The Company also leases 5,133 square feet of office space for its West Coast office in Newark, California, under a lease that expires on May 1, 2005. The Company also leases 21,656 square feet of office space in Waltham, Massachusetts, under a lease that expires on July 31, 2004.

     On January 3, 2001, the Company acquired certain assets and assumed certain liabilities of Resource Leasing Corporation. As a result of this transaction, the Company occupied 15,399 square feet of office space in Herndon, Virginia.

     The Company is no longer utilizing the facilities in Newark, California and Herndon, Virginia. Also, the Company is in the process of moving its headquarters from Waltham, Massachusetts to its facility in Woburn, Massachusetts.

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

     A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. Premier has asserted a counterclaim against the Company for Seven Hundred Sixty Nine Million Three Hundred Fifty Thousand dollars ($769,350,000) in actual and consequential damages, and for Five Hundred Million Dollars ($500,000,000) in punitive damages, plus interest, cost and attorney's fees. The counterclaim is based upon an alleged representation by the Company that it would lend Premier an additional Forty-Five Million Dollars ($45,000,000), when all documents evidencing the Premier loan refer only to the Twelve Million ($12,000,000) amount actually loaned and not repaid. The Company denies any liability on the counterclaim, which the Company is vigorously contesting. The Company's motion for summary judgment seeking dismissal of the counterclaim and the award of full damages on the Company's claims was denied by Court Order, without a written decision. The Company's motion for the appointment of a special master was also denied without a written decision. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

     B. On January 29, 2002, Leasecomm was served with an Amended Complaint ("Complaint") in an action entitled People v. Roma Computer Solutions, Inc., et al., Ventura County Superior Court Case No. CIV207490. The Complaint asserts two claims, one for violation of the California Business Professions Code Section 17500 (false advertising), and the other for violation of the California Business and Professions Code Section 17200 (unfair or unlawful acts or practices). The claims arise from the marketing and selling activities of other defendants, including Roma Computer Solutions, Inc., and/or Maro Securities, Inc. The Complaint seeks to have Leasecomm held liable for the acts of other defendants, alleging that Leasecomm directly participated in those acts and received proceeds and the assignment of lease contracts as a result of those acts. The Complaint requests injunctive relief, rescission, restitution, and a civil penalty. The Company has filed an Answer denying the claims. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse affect.

     C. On May 8, 2000, Plaintiff Efraim Bason brought an action in the Supreme Court of the State of New York, County of Nassau, seeking compensatory damages in the amount of $450,000 and punitive damages under various legal theories for Leasecomm's refusal to promptly release him from an equipment lease to which he claims his name was forged (the "Bason Complaint"). The Bason Complaint alleged that Leasecomm's failure to promptly release him from the lease, and subsequent negative reports to credit agencies, ruined his credit and prevented him from securing certain financing that he allegedly needed to purchase merchandise which he claims he could have then re-sold at a $450,000 profit. Leasecomm has subsequently settled this matter with Court approval.

     D. On January 29, 2002, Leasecomm was served with an Amended Complaint ("Complaint") in an action entitled Rae Lynn Copitka v. Leasecomm Corp., et al., Travis County (Texas) District Court Case No. GN-102292. The Complaint asserts that the original action, filed mid-2001 by a single plaintiff should proceed as a class action. In the original action, Ms. Copitka sought to rescind her finance lease with Leasecomm and to recover economic damages arising from prior payments under the lease. Ms. Copitka alleges that her proposed class includes all persons in Texas who have executed Leasecomm finance leases for "virtual terminal" type credit card software during the years 1998, 1999, 2000, and 2001. On November 25, 2002 Leasecomm and E-Commerce Exchange agreed to settle the case with Ms. Copitka and a class of residents of Texas who leased Quickcommerce or QuickcommercePro software licenses from Leasecomm. The Travis County District Court entered its order approving the class settlement and entered its final judgement in the case on January 24, 2003. Leasecomm has satisfied its obligations under the Settlement, and the time to appeal has expired.

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

     The Court granted final approval of the class action Settlement on December 2, 2002. Leasecomm has satisfied its obligations under the Settlement, and the time to appeal has expired. The Court retains jurisdiction to oversee any issues that may arise regarding administration of the settlement.

     F. In October, 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. sec. 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003, and expects that the Motion will be argued sometime after May 6, 2003. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

     G. On March 31, 2002, plaintiffs Robert Hayden and Renono Wesley filed a Complaint against Leasecomm Corporation alleging a violation of California Business & Professions Code Section 17200. The Complaint was filed on behalf of Hayden and Wesley individually, on behalf of a class of people similarly situated, and on behalf of the general public. The case is venued in San Francisco Superior Court. Specifically, plaintiffs allege that Leasecomm's practice of filing suits against lessees in Massachusetts courts constitutes an unfair business practice under California law. On March 12, 2003, the San Francisco County Superior Court granted Leasecomm's Motion to dismiss this action.

     H. On August 22, 2002 plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. On March 31, 2003 the trial court entered an Order denying the Company's Motion to Dismiss. This Order is currently being reviewed and in all likelihood will be appealed to the Alabama Supreme Court. The appeal must be filed within 45 days of the entry of the Order. Should the appeal not be filed or should the Company otherwise be unsuccessful with its appeal the discovery in this case would commence with the first efforts being directed toward the Class Certification issues. The Company continues to deny any wrongdoing and plans to vigorously defend this claim. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

     I. In March, 2003, an action was filed by a shareholder against the Company in United States District Court asserting a single count of common law fraud and constructive fraud. The complaint alleges that the shareholder was defrauded by untrue statements made to him by management, upon which he relied in the purchase of Company stock for himself and for others. The complaint seeks damages in an unspecified amount. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

     J. In March, 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. The complaint asserts claims for declaratory relief, rescission, civil conspiracy, usury, breach of fiduciary duty, and violation of Massachusetts General Laws Chapter 93A, Section 11 ("Chapter 93A"). The claims concern the validity, enforceability, and alleged unconscionability of agreements provided through the dealer, including a Leasecomm lease, to acquire on line credit card processing services. The complaint seeks rescission of the lease agreements with Leasecomm, restitution, multiple damages and attorneys fees under Chapter 93A, and injunctive relief. Because of the uncertainties inherent in litigation we cannot predict whether the outcome will have a material adverse effect.

     Leasecomm has been served with Civil Investigative Demands by the Offices of the Attorney General for the states of Kansas, Illinois, Florida, and Texas, and for the Commonwealth of Massachusetts. Those Offices of the Attorney General, in conjunction with the Northwest Region Office of the Federal Trade Commission, the Offices of the Attorney General for North Carolina and North Dakota, and the Ventura County, California, District Attorney's Office, have informed Leasecomm that they are seeking to coordinate their investigations (collectively, the "Government Investigators"). At this time, the principal focus of the investigations appears to be software license leases (principally virtual terminals) and leases from certain vendor/dealers whose activities included business opportunity seminars. Leasecomm has further been informed that the investigations cover certain lease provisions, including the forum selection clause and language concerning the non-cancellability of the lease. In addition, the investigations include, among other things, whether Leasecomm's lease termination, or rollover, provisions, are legally sufficient; whether a Leasecomm lease is an enforceable lease; whether there were potential problems with its leases of which Leasecomm had knowledge; whether the leases are enforceable in accordance with their terms; whether three day right of rescission notices were required and, if required, whether proper notices were given; whether any lease prices were unconscionable; whether the lease of a software license is the lease of a service, not a good; whether any lease of satellites or computers are leases to consumers which must comply with certain consumer statutes; whether electronic fund transfer payments pursuant to a lease violate Reg. E; whether any Leasecomm billing and collection practices or charges are unreasonable, or constitute unfair or deceptive trade practices; whether Leasecomm's course of dealings with its vendors/dealers makes Leasecomm liable for any of the activities of its vendors/dealers. In April, 2002, Leasecomm and the Government Investigators entered into provisional relief and tolling agreements which provide for Leasecomm to take certain interim actions, temporarily stop the running of the statute of limitations as of January 29, 2002, and require advance notice by Leasecomm of its withdrawal from the provisional relief agreement and advance notice by each of the Government Investigators of its intention to commence legal action. The tolling agreement has been extended several times and is set to expire in May, 2003.

     In February, 2003, Leasecomm received a Civil Investigative Demand from the Office of the Attorney General, State of Washington, to which a response is currently due in April, 2003. The Civil Investigative Demand concerns an investigation of monitoring agreements between Priority One, Inc. and various State of Washington consumers, as to which Leasecomm appears to be the assignee of the right to receive monthly payments.

     Since the investigations are in process, and no legal action has been commenced against Leasecomm, there can be no assurance as to the eventual outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of its fiscal year ended December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     The Company's common stock, par value $0.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "MFI."

                                       2001                                    2002
                       -------------------------------------   -------------------------------------
                        FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
BY QUARTER             QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
----------             -------   -------   -------   -------   -------   -------   -------   -------
Stock Price
High.................   14.00     17.00     16.75     14.00     10.50     10.93     9.30      4.44
Low..................   10.50     11.00     12.40      9.48      6.40      7.24     4.01       .99

     (b) Holders

     At March 14, 2003, there were approximately 825 stockholders of record of the Common Stock.

     (c) Dividends

     The Company paid the following quarterly cash dividends on the Common
Stock.

                                                         YEAR ENDED          YEAR ENDED
                                                      DECEMBER 31, 2001   DECEMBER 31, 2002
                                                      -----------------   -----------------
First Quarter.......................................       $0.045              $0.050
Second Quarter......................................       $0.050              $0.050
Third Quarter.......................................       $0.050              $0.050
Fourth Quarter......................................       $0.050                  --

     During the fourth quarter of 2002, the Board of Directors suspended the future payment of dividends to comply with the Company's banking agreements. Provisions in certain of the Company's credit facilities and agreements governing its subordinated debt contain, and the terms of any indebtedness issued by the Company in the future are likely to contain, certain restrictions on the payment of dividends on the Common Stock. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company's credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of payment of future dividends.

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

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1998      1999       2000       2001       2002
                                            -------   -------   --------   --------   --------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
Revenues
  Income on financing leases and loans....  $47,341   $55,545   $ 69,847   $ 70,932   $ 53,012
  Income on service contracts.............    2,565     6,349      8,687      8,665      9,734
  Rental income...........................   16,118    21,582     27,638     37,664     37,154
  Other income(1).........................   18,248    24,802     33,305     36,830     26,922
                                            -------   -------   --------   --------   --------
          Total revenues..................   84,272   108,278    139,477    154,091    126,822
                                            -------   -------   --------   --------   --------
Expenses:
  Selling, general and administrative.....   27,434    33,827     38,371     44,899     45,535
  Provision for credit losses.............   19,075    37,836(2)   38,912    54,092     88,948(3)
  Depreciation and amortization...........    5,076     7,597     10,227     14,378     18,385
  Interest................................   12,553    10,781     15,858     14,301     10,787
                                            -------   -------   --------   --------   --------
          Total expenses..................   64,138    90,041    103,368    127,670    163,655
                                            -------   -------   --------   --------   --------
Income (loss) before provision (benefit)
  for income taxes........................  $20,134   $18,237   $ 36,109   $ 26,421   $(36,833)
                                            =======   =======   ========   ========   ========
Net income (loss).........................  $11,924   $10,728   $ 20,860   $ 16,317   $(22,098)
                                            =======   =======   ========   ========   ========
Net income (loss) per common share
  Basic(4)................................  $  1.21   $  0.84   $   1.64   $   1.28   $  (1.72)
  Diluted(5)..............................     1.19      0.83       1.63       1.26      (1.72)
Dividends per common share................     0.14      0.16       0.18       0.20       0.15

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                         1998       1999        2000        2001        2002
                                       --------   ---------   ---------   ---------   --------
                                                       (DOLLARS IN THOUSANDS)
Balance Sheet Data:
Gross investment in leases and
  loans(6)...........................  $280,875   $ 362,721   $ 452,885   $ 438,723   $367,173
Unearned income......................   (74,520)   (100,815)   (132,687)   (104,538)   (67,574)
Allowance for credit losses..........   (24,850)    (41,719)    (40,924)    (45,026)   (69,294)
Investment in service contracts......     8,920      14,250      12,553      14,126     14,463
          Total assets...............   210,254     265,856     342,602     361,728    295,085
Notes payable........................   130,421     144,871     201,991     203,053    168,927
Subordinated notes payable...........    24,421       9,238       4,785       3,262      3,262
          Total liabilities..........   180,771     187,018     246,579     251,172    208,482
          Total stockholders'
            equity...................    29,483      78,838      96,023     110,556     86,603

                                                            DECEMBER 31,
                                     ----------------------------------------------------------
                                       1998        1999        2000         2001         2002
                                     ---------   ---------   ---------    ---------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT STATISTICAL DATA)
Other Data:
Operating Data:
  Total leases and loans
     originated(7).................  $ 153,819   $ 223,446   $ 236,763    $ 155,308    $111,829
  Total service contracts
     acquired(8)...................      8,080       9,105       4,138        6,658       6,773
  Total rental contracts
     originated....................      4,306         220       5,686       12,379         677
  Dealer fundings(9)...............    105,200     137,300     145,400      111,100      74,000
  Average yield on leases and
     loans(10).....................       35.2%       36.8%       38.0%        38.1%       36.9%
Cash Flows From (used in):
  Operating activities.............  $  95,973   $ 114,723   $ 116,360    $ 122,280    $120,628
  Investing activities.............   (108,111)   (147,587)   (157,947)    (116,860)    (80,141)
  Financing activities.............     10,529      33,123      43,081      (10,104)    (35,139)
                                     ---------   ---------   ---------    ---------    --------
          Total....................     (1,609)        259       1,494       (4,684)      5,348
Selected Ratios:
  Return on average assets.........       6.12%       4.51%       6.86%        4.63%      (6.73)%
  Return on average stockholders'
     equity........................      49.43       19.81       23.86        15.80      (22.42)
  Operating margin(11).............      46.53       51.79       53.79        52.25       41.09
Credit Quality Statistics:
  Net charge-offs..................  $  20,544   $  20,967   $  37,888(2) $  51,408(2) $ 65,081(3)
  Net charge-offs as a percentage
     of average gross
     investment(12)................       7.47%       6.29%       9.00%       11.20%      15.60%
  Provision for credit losses as a
     percentage of average gross
     investment(13)................       6.93       11.35        9.24        11.78       21.32
  Allowance for credit losses as a
     percentage of gross
     investment(14)................       8.58       11.07        8.79         9.94       18.16

---------------

 (1) Includes loss and damage waiver fees, service fees, interest income, and equipment sales revenue.

 (2) The provision for 1999 includes a special provision of $12.7 million for a loan made to one company, collateralized by approximately 3,500 microticket consumer contracts, and guaranteed by, among other security, an insurance performance bond. MicroFinancial is currently involved in litigation with the Company and the insurance company. Charge-offs against the special reserve were $6.4 and $7.1 million for the years ended December 31, 2000 and 2001, respectively.

 (3) The provision for 2002 includes an additional provision of $35.0 million to reserve against certain dealer receivables as well as delinquent portfolio assets. In the past, dealer receivables had been offset, in some instances, against the funding of new contracts. Since the Company has suspended the funding of new deals, Management feels that the collection of these receivables will be more difficult. Although the Company will continue to pursue collections on these accounts, management believes that the cost associated with the legal enforcement would outweigh the benefits realized.

 (4) Net income per common share (basic) is calculated based on weighted-average common shares outstanding of 9,859,127, 12,795,809, 12,728,441, 12,789,605,
     and 12,821,946 for the years ended December 31, 1998, 1999, 2000, 2001, and
     2002, respectively.

 (5) Net income per common share (diluted) is calculated based on weighted-average common shares outstanding on a diluted basis of 10,031,975, 12,904,231, 12,807,814, 12,945,243, and 12,862,834 for the
     years ended December 31, 1998, 1999, 2000, 2001, and 2002 respectively.

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

(12) Represents net charge-offs as a percentage of average gross investment in leases and loans and investment in service contracts.

(13) Represents provision for credit losses as a percentage of average gross investment in leases and loans and investment in service contracts.

(14) Represents allowance for credit losses as a percentage of gross investment in leases and loans and investment in service contracts.

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

OVERVIEW

     The Company is a specialized commercial finance company that provides "microticket" equipment leasing and other financing services in amounts generally ranging from $400 to $15,000, with an average amount financed of approximately $1,500. The Company primarily leases POS authorization systems and other small business equipment to small commercial enterprises. For the years ended December 31, 2001 and 2002, the Company had fundings to Dealers upon origination of leases, contracts and loans ("Dealer Fundings") of $111.1 million and $74.0 million, respectively, and revenues of $154.0 million and $126.4 million, respectively.

     The Company derives the majority of its revenues from leases originated and held by the Company, payments on service contracts, rental payments, and fee income. The Company funds the majority of leases, contracts and loans through its revolving-credit and term loan facilities (the "Credit Facilities") and on-balance sheet securitizations, and to a lesser extent, its subordinated debt program ("Subordinated Debt") and internally generated funds. As of September 30, 2002, the credit facility failed to renew and the Company has been paying down the balance on the basis of a 36 month amortization plus interest. At December 31, 2002, the Company was in default of certain of its debt covenants in its credit facility and securitization agreements. The covenants that were in default with respect to the credit facility, require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000 and compliance with the borrowing base. The covenants that were in default with respect to the securitization agreements, require that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings and a consolidated tangible net worth greater than $90 million plus 50% of net income for each fiscal quarter after June 30, 2001. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. In October 2002, the Company made the decision to suspend new contract originations until a source of funding is obtained. The Company is currently in the process of pursuing alternative financing sources.

     The Company has been advised by the New York Stock Exchange (NYSE) that it is currently not in compliance with the NYSE's continued listing standards. Specifically, the Company does not meet the following requirements based on a consecutive thirty (30) day trading period; average market capitalization of not less than $15 million and a share price of not less than $1.00. In accordance with the continued listing criteria set forth by the NYSE, the Company has presented a plan which management believes has the potential to bring the Company back into compliance with the listing standards within the required timeframes. The NYSE is currently reviewing the plan that was submitted on April 1, 2003.

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

     Substantially all leases originated or acquired by the Company are noncancelable. During the term of the lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. The Company enhances the profitability of its leases, contracts and loans by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. The initial noncancelable term of the lease is equal to or less than the equipment's estimated economic life and often provides the Company with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 2002. Substantially all service and rental contracts are month-to-month contracts with expected terms of 7 years for service contracts, 15 months for lessees that continue to rent their equipment beyond the original term, and 22 months for other types of rental contracts.

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

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Total revenues for the year ended December 31, 2002 were $126.8 million, a decrease of $27.3 million, or 17.7%, from the year ended December 31, 2001, due primarily to decreases of $17.9 million, or 25.3%, in income on financing leases and loans and $9.8 million, or 32.2%, in service fee and other income; offset by an increase of $559,000, or 1.2% in rental and service contract income over such amounts in the previous year's period. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's decision during the third quarter of 2002 to suspend the funding of new contracts. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, the acquisition of the rental portfolio of Resource Leasing Corporation, and increased originations in rental and service contracts.

     Selling, general and administrative expenses increased by $636,000 or 1.4%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Marketing programs increased by $1.4 million or 117.2%, due to increased dealer payments made on a portfolio of leases acquired in 2002. Legal services increased by $2.2 million or 198.2%, primarily due to costs incurred for the different class actions and investigations and in conjunction with the workout on the Company's credit facility and securitization covenant defaults. Compensation expenses decreased by $2.1 million or 11.3% primarily due to staff reductions.

     The Company's provision for credit losses increased by $34.9 million, or 64.4%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, while net charge-offs increased 26.6% to $65.1 million. This provision was based on the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables. The Company took an additional provision of $35 million during the third quarter of 2002 to reserve against certain dealer receivables as well as delinquent portfolio assets. In the past, dealer receivables had been offset, in some instances, against the funding of new contracts. Since the Company has suspended the funding of new deals, the Company feels that the collection of these receivables will be more difficult. Although the Company will continue to pursue collections on these accounts, management believes that the cost associated with the legal enforcement would outweigh the benefits realized.

     Depreciation and amortization increased by $4.0 million, or 27.9%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

     Interest expense decreased by $3.5 million, or 24.6%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This decrease resulted primarily from the Company's declining cost of funds as well as a decreased level of borrowings.

     Dealer Fundings were $74.0 million during the year ended December 31, 2002, a decrease of $37.1 million, or 33.4%, compared to the year ended December 31, 2001. This decrease is a result of the Company's decision during the third quarter of 2002 to suspend new contract originations until a new line of credit is obtained. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $470.6 million for the year ended December 31, 2001 to $396.5 million for the year ended December 31, 2002, representing a decrease of $74.1 million, or 15.7%. Net cash provided by operating activities decreased by $1.7 million to $120.6 million during the year ended December 31, 2002, or 1.4%, from the year ended December 31, 2001 because of the decrease in the size of the Company's overall portfolio. Unearned income decreased by $37.0 million, or 35.4%, from $104.5 million at December 31, 2001 to $67.6 million at December 31, 2002. This decrease was primarily due to the 33.4% decrease in dealer fundings during 2002.

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

     Selling, general and administrative expenses increased by $6.5 million or 17%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Compensation and personnel-related expenses increased by $3.4 million, due to an increase in overall compensation levels and an increase in the number of employees needed to maintain the Company's portfolio, including the addition of the personnel employed by Resource Leasing Corporation. Management expects that salaries and employee-related expenses, marketing expenses and other selling, general and administrative expenses will continue to increase as the portfolio grows because of the requirements of maintaining the Company's microticket portfolio and the Company's focus on collections. Also, cost of goods sold increased by $3.6 million, or 100%, due to the Company's acquisition of the assets of Resource Leasing Corporation, and the addition of a new line of business of selling equipment.

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

     Interest expense decreased by $1.6 million, or 9.8%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. This decrease resulted primarily from the Company's declining cost of funds, offset by an increased level of borrowings.

     Dealer Fundings were $111.1 million during the year ended December 31, 2001, a decrease of $34.3 million, or 23.6%, compared to the year ended December 31, 2000. This decrease is a result of the Company's decision during the second quarter of 2000 to increase pricing and tighten its credit approval standards. The new credit policies were put into place in August of 2000. This is an ongoing effort, and is expected to continue going forward. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $477.4 million for the year ended December 31, 2000 to $470.6 million for the year ended December 31, 2001, representing an decrease of $6.8 million, or 1.4%. Net cash provided by operating activities increased by $5.9 million to $122.3 million during the year ended December 31, 2001, or 5.1%, from the year ended December 31, 2000 because of the increase in the size of the Company's overall portfolio as well as the Company's continued emphasis on collections. Unearned income decreased by $28.2 million, or 21.2%, from $132.7 million at December 31, 2000 to $104.5 million at December 31, 2001. This decrease was primarily due to the 23.6% decrease in dealer fundings during 2001.

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

     The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. On August 22, 2000, the Company entered into a new $192 million credit facility with seven banks, expiring on September 30, 2002. As of September 30, 2002 the credit facility failed to renew and the Company has been paying down the balance on the basis of a 36 month amortization plus interest. Based on the terms of the agreement, interest rates increased from Prime minus 0.25% to Prime plus 0.50% for prime based loans and from LIBOR plus 1.75% to LIBOR plus 2.50% for LIBOR based loans. In addition, based on the covenant defaults described below, the outstanding borrowings on all loans bear an additional 2.00% default interest. On January 3, 2003, the Company entered into a Forbearance and Modification Agreement from the senior credit facility which expired on February 7, 2003. Based on the terms of the Forbearance and Modification Agreement, interest rates increased again on the prime based loans to prime plus 1.00%. At December 31, 2002, the Company had approximately $126.6 million outstanding under the facility. The Company also may use its subordinated debt program as a source of funding for potential acquisitions of portfolios and leases which otherwise are not eligible for funding under the credit facilities and for potential portfolio purchases. To date, cash flows from its portfolio and other fees have been sufficient to repay amounts borrowed under the credit facilities and subordinated debt, however, in October 2002, the Company made the decision to suspend new contract originations until a source of funding is obtained.

     At December 31, 2002, the Company was in default of certain of its debt covenants in its credit facility and securitization agreements. The covenants that were in default with respect to the credit facility, require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, the Company is obligated to repay a minimum of $54 million, plus applicable interest, over the next twelve months. The covenants that were in default with respect to the securitization agreements, require that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings and a consolidated tangible net worth greater than $90 million plus 50% of net income for each fiscal quarter after June 30, 2001. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility.

     The Company believes that cash flows from its operations will be sufficient to fund the Company's operations for the foreseeable future, given the satisfactory resolution of the Company's discussions with the lenders involved in the senior credit facility and the securitized notes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The Company has entered into various agreements, such as the long-term debt agreements, capital lease agreements and operating lease agreements that require future payments be made. Long-term debt agree-ments include all debt outstanding under the credit facility, securitizations, subordinated notes, demand notes and other notes payable.

     At December 31, 2002 the repayment schedules for outstanding long-term debt, minimum lease payments under noncancelable operating leases and future minimum lease payments under capital leases were as follows:

FOR THE YEAR ENDED                              LONG-TERM   OPERATING   CAPITAL
DECEMBER 31,                                      DEBT       LEASES     LEASES     TOTAL
------------------                              ---------   ---------   -------   --------
2003..........................................  $ 83,677     $1,776      $272     $ 85,725
2004..........................................    51,397        867       180       52,444
2005..........................................    34,515        227        55       34,797
2006..........................................     2,600         --        --        2,600
Thereafter....................................        --         --        --           --
                                                --------     ------      ----     --------
  Total.......................................  $172,189     $2,870      $507     $175,566
                                                ========     ======      ====     ========

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note B of the notes to the consolidated financial statements included herein for a discussion of the impact of recently issued accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  GENERAL RISKS

     MicroFinancial incurred net losses of $22.1 million for the year ended December 31, 2002. The net losses incurred by the Company during the third and fourth quarters caused the Company to be in default of certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company's credit facility failed to renew and consequently, the Company was forced to suspend new origination activity as of October 11, 2002. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the covenant defaults as of December 31, 2002, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. To date, the Company has fulfilled all of its debt obligations, as agreed to by the bank group, in a timely manner.

     In an effort to improve its financial position, MicroFinancial has taken certain steps including the engagement of a financial and strategic advisory firm, Triax Capital Advisors, LLC. Management and its advisors are actively considering various financing, restructuring and strategic alternatives as well as continuing to work closely with the Company's lenders to obtain long-term agreements. In addition, Management has taken steps to reduce overhead, including a reduction in headcount from 380 to 203. The failure or inability of MicroFinancial to successfully carry out these plans could ultimately have a material adverse effect on the Company's financial position and its ability to meet its obligations when due. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  MARKET-RATE-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     The following discussion about the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical loss in earnings, cash flows, and fair value of the financial instruments held by the Company at December 31, 2002 that are sensitive to changes in interest rates. The Company has used interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company used these instruments to reduce risk by creating offsetting market exposures. The instruments held by the Company are not held for trading purposes.

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

     Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of December 31, 2002, the Company's outstanding fixed-rate indebtedness outstanding under the Company's securitizations and subordinated debt represented 26.5% of the Company's total outstanding indebtedness. In July 1997, the Company entered into an interest rate swap arrangement with one of its banks. This arrangement expired in July 2000.

     The Company's credit facility bears interest at rates, which fluctuate with changes in the prime rate or the 90-day LIBOR. The Company's interest expense on its credit facility and the fair value of its fixed rate debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on the Company's interest expense and the fair value of its fixed rate debt would be $801,000 and $428,000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, INCLUDING SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     MicroFinancial Incorporated's Financial Statements, together with the related Independent Auditors' Report, appear at pages F-1 through F-31 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

NAME AND AGE OF DIRECTORS
AND EXECUTIVE OFFICERS                                     TITLE
-------------------------                                  -----
Peter R. Bleyleben, 50........  Chairman of the Board and Director
Brian E. Boyle, 55............  Director, Member of Audit and Compensation Committees
Torrence C. Harder, 59........  Director, Chairman of Compensation Committee and Member of
                                Audit Committee
Richard F. Latour, 49.........  Director, President, Chief Executive Officer, Treasurer,
                                Secretary and Clerk
Alan J. Zakon, 67.............  Director, Chairman of Audit Committee and Member of
                                Compensation Committee

NAME AND AGE OF DIRECTORS
AND EXECUTIVE OFFICERS                                     TITLE
-------------------------                                  -----
James R. Jackson, Jr., 41.....  Vice President and Chief Financial Officer
John Plumlee, 51..............  Vice President, MIS
Carol Salvo, 36...............  Vice President, Legal
Mark Belinsky, 41.............  Vice President, Marketing and Sales

  BACKGROUNDS OF DIRECTORS AND EXECUTIVE OFFICERS

     Peter R. Bleyleben serves as Chairman of the Board of Directors of the Corporation. He served as President, Chief Executive Officer and Director of the Corporation or its predecessor since June 1987 until January 2002, and Chief Executive Officer until October 2002. He is also a director of UpToDate in Medicine, Inc. Before joining the Corporation, Dr. Bleyleben was Vice President and Director of the Boston Consulting Group, Inc. ("BCG") in Boston. During his more than eight years with BCG, Dr. Bleyleben focused his professional strategic consulting practice on the financial services and telecommunications industries. Prior to joining BCG, Dr. Bleyleben earned an M.B.A. with distinction and honors from the Harvard Business School, an M.B.A. and a Ph.D. in Business Administration and Economics, respectively, from the Vienna Business School in Vienna, Austria and a B.S. in Computer Science from the Vienna Institute of Technology. Dr. Bleyleben's term as a Director expires in 2004.

     Brian E. Boyle, the Chief Executive Officer of the Corporation from 1985 to 1987 and Chairman of the MicroFinancial Board from 1985 to 1995, has served as a Director of the Corporation or its predecessor since 1985 and has been a member of the Audit Committee and the Compensation Committee since 1997. He is currently the Vice Chairman and a Director of Boston Communications Group, Inc. ("Communications"), a Boston-based provider of call processing to the global wireless industry. He has also served as Chairman of GoldK, Inc. since 1999 and was the Chief Executive Officer of GoldK, Inc. from 1999 until November 2002. Prior to joining Communications, Dr. Boyle was the Chairman and Chief Executive Officer of Credit Technologies, Inc., a Massachusetts-based provider of credit decision and customer acquisition software, from 1989 to 1993. From 1995 to 1999 he was a Director of Saville Systems, a global telecommunications billing software company, with its United States headquarters in Burlington, Massachusetts, and served as a member of its Compensation Committee from 1995 to October 1999. Dr. Boyle is also a director of several private companies. Dr. Boyle earned his A.B. in Mathematics and Economics from Amherst College and a B.S. in Electrical Engineering and Computer Science, an M.S. in Operations Research, an E.E. in Electrical Engineering and Computer Science and a Ph.D. in Operations Research, all from the Massachusetts Institute of Technology. Mr. Boyle's term as a Director expires in 2003.

     Torrence C. Harder has served as a Director of the Corporation since 1986, served as Chairman of the Compensation Committee since 1997 and has been a member of the Audit Committee since 1997. He has been the President and Director of Harder Management Corporation, Inc., a registered investment advisory firm, since its establishment in 1971. He has also been the President and Director of Entrepreneurial Ventures, Inc., a private equity investment firm, since its founding in 1986. Mr. Harder is a Director of RentGrow, Inc., Trade Credit Corporation and UpToDate in Medicine, Inc., a privately held company. Mr. Harder earned an M.B.A. from the Wharton School of the University of Pennsylvania, and a B.A. with honors from Cornell University. Mr. Harder's term as a Director expires in 2005.

     Richard F. Latour has served as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Clerk and Secretary of the Company since October 2002 and as President, Chief Operating Officer, Chief Financial Officer, Treasurer, Clerk and Secretary, as well as a director of the Corporation, since February 2002. From 1995 to January 2002, he served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, Clerk and Secretary. From 1986 to 1995 Mr. Latour served as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Latour was Vice President of Finance for eleven years with Trak Incorporated, an international manufacturer and distributor of consumer goods, where he was responsible for all financial and operational functions. Mr. Latour earned a B.S. in accounting from Bentley College in Waltham, Massachusetts. Mr. Latour's term as a Director expires in 2004.

     Alan J. Zakon has served as a Director of the Corporation since 1988 and has served as Chairman of the Audit Committee since 1997. Since 1995, he has been the Vice Chairman and a Director, and since November 1997, Chairman of the Executive Committee, of Scientific Games Corporation, a New York-based global gaming and simulcasting company. Dr. Zakon served as Managing Director of Bankers Trust Corporation from 1989 to 1995 where he was Chairman of the Strategic Policy Committee. Dr. Zakon is a Director of Arkansas-Best Freight Corporation, a nationwide commercial transportation and trucking company and a Director of InfraRedx, a privately held medical research and development company. Dr. Zakon holds a B.A. from Harvard University, an M.S. in Industrial Management from the Sloan School at the Massachusetts Institute of Technology and a Ph.D. in Economics and Finance from the University of California at Los Angeles. Mr. Zakon's term as a Director expires in 2003.

     James R. Jackson Jr. has served as Vice President and Chief Financial Officer of the Company since April 2002. Prior to joining the Company, from 1999 to 2001, Mr. Jackson was Vice President of Finance for Deutsche Financial Services Technology Leasing Group. From 1992 to 1999, Mr. Jackson held positions as Manager of Pricing and Structured Finance and Manager of Business Planning with AT&T Capital Corporation.

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

     Mark S. Belinsky has served as Vice President, Sales and Marketing of the Company since June 2001. Prior to joining the Company, from June 1999 to April 2001 Mr. Belinsky was the Vice President of Marketing and Business Development for Iwant.com, an Internet-based Application Service Provider, which owns a patent for Online advertising technology, used by the Internet's top websites. Prior to that, he served as President, Club Development for TransNational Group, an affinity marketing company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") requires the Corporation's directors, officers and persons who beneficially own more than ten percent (10%) of the Common Shares (each, a "Reporting Person") to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Corporation pursuant to Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) of the Exchange Act during fiscal year ending December 31, 2002 and on written representations from Reporting Persons, the Corporation believes that each Reporting Person complied with all applicable filing requirements during its fiscal year ended December 31, 2002, with the exception of Dr. Boyle, who inadvertently failed to report the sales of 39,000 shares from June to September 2002. These transactions were subsequently reported by the Reporting Person.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the compensation of (i) Messrs. Bleyleben and Latour, both of whom served as the Chief Executive Officer of the Corporation during 2002, (ii) the four most highly compensated executive officers, other than Messrs. Bleyleben and Latour who were serving as executive officers of the Corporation as of December 31, 2002 (collectively, the "Named Executive Officers"), in each case for the years ended December 31, 2002, 2001 and 2000. Determination of the most highly compensated executive officers is based upon compensation for the Corporation's fiscal year ended December 31, 2002 and does not necessarily reflect the most highly compensated executive officers for the Corporation's fiscal years ended December 31, 2001 and 2000.

                         SUMMARY COMPENSATION TABLE(1)

                                                            ANNUAL COMPENSATION
                                                     ----------------------------------
                                                                            ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR    SALARY    BONUS(2)   COMPENSATION
---------------------------                   ----   --------   --------   ------------
PETER R. BLEYLEBEN..........................  2002   $239,038   $      0     $12,227(3)
Chairman and Director                         2001   $277,116   $469,997     $97,636
                                              2000   $270,000   $436,873     $72,004

RICHARD F. LATOUR...........................  2002   $232,077   $236,560     $ 6,291(4)
President, Chief Executive Officer,
  Treasurer, Clerk, Secretary and Director    2001   $230,000   $306,643     $54,856
                                              2000   $220,000   $278,042     $53,515

JAMES R. JACKSON, JR........................  2002   $104,769   $      0     $ 3,143(5)
Vice President and Chief Financial Officer

JOHN PLUMLEE................................  2002   $169,029   $ 70,351     $ 5,229(6)
Vice President, MIS                           2001   $165,000   $ 73,753     $19,456
                                              2000   $155,769   $ 63,819     $20,888

CAROL SALVO.................................  2002   $138,183   $ 73,698     $ 4,359(7)
Vice President, Legal                         2001   $135,000   $ 73,753     $ 4,098
                                              2000   $115,269   $ 63,819     $ 4,701

MARK BELINSKY...............................  2002   $175,000   $ 10,040     $ 6,317(8)
Vice President, Marketing and Sales           2001   $ 88,173   $ 30,000     $     0

---------------

(1) Columns required by the rules and regulations of the Securities and Exchange Commission that contain no entries have been omitted.

(2) Bonuses are paid over a three-year period, with one-third payable each year. The remaining two-thirds is subject to discretionary review by the Corporation and, therefore, does not vest to the employee. The bonus amount set forth for each fiscal year thus represents the amount actually paid for such fiscal year, plus amounts relating to the prior two fiscal years.

(3) Amounts for Dr. Bleyleben include: (a) contributions by the Corporation under the Corporation's 401(k) retirement/profit sharing plan in 2002 ($4,411), 2001 ($3,200) and 2000 ($3,199); (b) split dollar life insurance premiums paid by the Corporation in 2001 ($90,382) and 2000 ($65,259) (this policy was terminated in 2002 and the Corporation was repaid the cash value under the policy) and (c) executive disability insurance policy premiums paid by the Corporation in 2002 ($7,816), 2001 ($4,054) and 2000 ($3,546).

(4) Amounts for Mr. Latour include: (a) contributions by the Corporation under the Corporation's 401(k) retirement/profit sharing plan in 2002 ($3,200), 2001 ($3,200) and 2000 ($3,323); (b) split dollar life insurance premiums paid by the Corporation in 2001 ($50,782) and 2000 ($49,318) (this policy was terminated in 2002 and the Corporation was repaid the cash value under the policy) and (c) executive disability insurance policy premiums paid by the Corporation in 2002 ($3,091), 2001 ($874) and 2000 ($874).

(5) Mr. Jackson joined the Company in 2002. Amounts for Mr. Jackson include contributions by the Corporation under the Corporation's 401(k) retirement/profit sharing plan in 2002 ($3,143).

(6) Amounts for Mr. Plumlee include: (a) contributions by the Corporation under the Corporation's 401(k) retirement/profit sharing plan in 2002 ($4,213), 2001 ($3,440), and 2000 ($4,111); (b) split dollar life insurance premiums paid by the Corporation in 2001 ($15,000), and 2000 ($15,084) (this policy was terminated in 2002 and the Corporation was repaid the cash value under the policy) and (c) executive disability insurance policy premiums paid by the Corporation in 2002 ($1,016), 2001 ($1,016) and 2000 ($1,016).

(7) Amounts for Ms. Salvo include: (a) contributions by the Corporation under the Corporation's 401(k) retirement/profit sharing plan in 2002 ($3,673), 2001 ($3,440) and 2000 ($3,090); (b) executive disability insurance policy premiums paid by the Corporation in 2002 ($686), 2001 ($658) and 2000 ($630); and (c) the benefit to the executive of interest-free loans from the Corporation based on the applicable federal rate in effect on the date of issuance of each such loan, in 2000 ($981). This loan was repaid to the Corporation as of December 31, 2002.

(8) Mr. Belinsky joined the Corporation in 2001. Amounts for Mr. Belinsky include: (a) contributions by the Corporation under the Corporation's 401(k) retirement/profit sharing plan in 2002 ($5,072); and (b) executive disability insurance policy premiums paid by the Corporation in 2002 ($1,255).

1998 EQUITY INCENTIVE PLAN

     The following table indicates the aggregate options granted in 2002 to the Named Executive Officers:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                          INDIVIDUAL GRANTS
                       ---------------------------------------------------------------------------------------
                                         PERCENT OF
                         NUMBER OF         TOTAL                                   POTENTIAL VALUE AT ASSUMED
                        SECURITIES      OPTIONS/SARS                               RATES OF STOCK APPRECIATION
                        UNDERLYING       GRANTED TO     EXERCISE OR                    FOR OPTION TERM(3)
                        OPTION/SARS     EMPLOYEES IN    BASE PRICE    EXPIRATION   ---------------------------
NAME                   GRANTED(#)(1)   FISCAL YEAR(2)     ($/SH)         DATE         5%($)          10%($)
----                   -------------   --------------   -----------   ----------   ------------   ------------
Peter R. Bleyleben...      50,000            5.15%        $1.585       11/25/12     $  129,089     $  205,554
Richard F. Latour....     100,000           10.31%        $ 6.70       02/28/12     $1,091,360     $1,737,810
                          200,000           20.62%        $1.585       11/25/12     $  516,360     $  822,216
James R. Jackson,
  Jr.................     150,000           15.46%        $1.585       11/25/12     $  387,270     $  616,665
John Plumlee.........      40,000            4.12%        $ 6.70       02/28/12     $  436,544     $  695,123
                           50,000            5.15%        $1.585       11/25/12     $  129,089     $  205,554
Carol Salvo..........      40,000            4.12%        $ 6.70       02/28/12     $  436,544     $  695,124
                           50,000            5.15%        $1.585       11/25/12     $  129,089     $  205,554
Mark Belinsky........      40,000            4.12%        $ 6.70       02/28/12     $  436,544     $  695,124

---------------

(1) Stock options were granted under the Plan. No stock appreciation rights were awarded with these grants. All options granted other than those that expire on November 25, 2012 first become exercisable, in five equal annual installments, beginning one year from the grant date, and have a ten-year term. The options that expire on November 25, 2012 vested 20% on the date of grant and 5% every three months in arrears, and have a ten-year term. If a change of control of MicroFinancial were to occur, the options would become immediately exercisable in full.

    All options outstanding to Messrs. Jackson, Plumlee and Belinsky and Ms. Salvo were cancelled in February 2003, and replaced by a smaller number of shares of restricted stock which vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date, with accelerated vesting if the price of the Corporation's common stock exceeds certain thresholds during the vesting period. The number of shares of restricted stock for each Names Executive Officer is included in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

(2) The percentages in the table for the stock options granted in 2002 are based on a total of 970,000 stock options granted in 2002 to MicroFinancial employees, all of which were granted on the same material terms described in footnote (1) above.

(3) The dollar amounts under these columns represent the potential realizable value of each grant assuming that the market value of the Common Stock appreciates from the date of grant to the expiration of the option at annualized rates of 5% and 10%. These assumed rates of appreciation have been specified by the SEC for illustrative purposes only and are not intended to forecast future financial performance or possible future appreciation in the price of the Common Stock. The actual amount the executive officer may realize will depend on the extent to which the stock price exceeds the exercise price of the options on the date the option is exercised.

     The following table indicates the fiscal year-end option values for options held by the Named Executive Officers at December 31, 2002. No options were exercised in 2002.

                         FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                  OPTIONS/SAR'S AT FISCAL       THE-MONEY OPTIONS/SAR'S
                                                        YEAR-END(#)           AT FISCAL YEAR-END($)(1)(2)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Peter R. Bleyleben............................    110,000        140,000          $0             $0
Richard F. Latour.............................    188,000        452,000          $0             $0
James R. Jackson, Jr..........................     30,000        120,000          $0             $0
John Plumlee..................................     74,000        186,000          $0             $0
Carol Salvo...................................     74,000        186,000          $0             $0
Mark Belinsky.................................      6,000         64,000          $0             $0

---------------

(1) The exercise price of all unexercised options exceeded the fair market value of the Common Stock on December 31, 2002.

(2) The value of unexercised in-the-money stock options at December 31, 2002 is presented to comply with regulations of the Securities and Exchange Commission. The actual amount realized upon exercise of stock options (if any) will depend upon the excess of the fair market value of the Common Stock over the exercise price at the time the stock option is exercised. There is no assurance that the values of unexercised stock options reflected in this table will be realized.

PROFIT SHARING PLAN AND DISCRETIONARY BOARD OF DIRECTOR BONUS PROGRAMS

     The Corporation pays annual bonuses and makes profit sharing payments as determined by the Compensation Committee of the MicroFinancial Board. Each year the Compensation Committee indicates to the executive officers the percentage of the following year's pre-tax profits on which profit sharing plan payments will be based. Upon the conclusion of the audit of the prior year's financial results, the Compensation Committee determines the total percentage of pre-tax profits eligible for profit-sharing plan payments, and awards payments to all Named Executive Officers, as well as ten other employees. To enhance long-term retention of these executives, only one-third of the amount awarded is paid at that point in time. The remaining two-thirds may be paid out over the next two years in the discretion of the Compensation Committee and are subject to separate annual approvals of the Compensation Committee. In March 2003, the Board of Directors voted to issue promissory notes to these executives to cover the deferred portion of the profit-sharing plan payments.

EMPLOYMENT AGREEMENTS

     The Corporation has entered into Employment Agreements with Dr. Bleyleben and Mr. Latour for a three-year period commencing June 12, 1998, subject to automatic successive one-year renewals unless terminated pursuant to the terms thereof. In the event of a termination of the Employment Agreements by the Corporation without cause, or by Dr. Bleyleben or Mr. Latour for specified good reason, the Employment Agreements provide for three years of severance payments to Dr. Bleyleben and Mr. Latour, respectively, on the basis of their highest base salary during the employment period. In addition, Dr. Bleyleben and Mr. Latour would also be entitled to a prorated payment of base salary and bonus to the date of termination, and the acceleration of deferred compensation and accrued but unpaid amounts under the Corporation's bonus and/or profit sharing plans. Dr. Bleyleben's and Mr. Latour's current base salaries, respectively, are $130,000 and $250,000. The bonus for the current fiscal year will be determined by the MicroFinancial Board. If, in connection with a payment under their Employment Agreement, either Dr. Bleyleben or Mr. Latour shall incur any excise tax liability on the receipt of "excess parachute payments" as defined in Section 280G of the Internal Revenue Code of 1986, as amended, the Employment Agreements provide for gross-up payments to return them to the after-tax position they would have been in if no excise tax had been imposed. As used in each Employment Agreement, "for good reason" means the assignment to the executive of duties inconsistent with the executive's position, authority, duties or responsibilities; the failure by the Corporation to pay the agreed base salary and provide the executive with benefits; moving the executive to a location outside of the metropolitan Boston, Massachusetts area; and the failure by the Corporation to require a successor to assume all obligations under the Employment Agreement.

     The Corporation has also entered into separate employment agreements with Messrs. Jackson and Plumlee and Ms. Salvo, as well as six other employees, which are designed to provide an incentive to each executive to remain with the Corporation pending and following a Change in Control (as defined below). Each employment agreement has an initial term of one year following a Change in Control, with automatic extensions upon the expiration of the initial one-year term for successive one-month periods (such date and each annual anniversary thereof, the "Renewal Date"). Pursuant to each employment agreement, the executive will be entitled to receive an annual base salary of not less than twelve times the highest monthly base salary paid or payable to the executive within the twelve months preceding the Change in Control. If the employment agreement is terminated by the MicroFinancial Board other than for cause, death or disability, or is terminated by the executive for specified good reason, the Corporation shall pay to the executive, the aggregate of the following amounts:
(i) one times annual base salary in the case of Mr. Jackson and one and one-half times the annual base salary in the case of Mr. Plumlee and Ms. Salvo; (ii) any other compensation or bonus previously deferred by the executive, together with any accrued interest or earnings thereon; and (iii) any accrued vacation pay. Pursuant to each employment agreement, if the Executive's employment is terminated during the Change of Control employment period, the Company shall pay the amounts referenced above to the Executive in a lump sum in cash within 30 days after the date of termination. If the Executive's employment is terminated prior to the first day of the Change of Control employment period, the Company is obligated to pay the amounts referenced above, however, payments of the Executive's annual base salary would be payable over twelve months, in the case of Mr. Jackson and eighteen months in the case of Mr. Plumlee and Ms. Salvo with payment to be made at the same time that the Company pays other peer executives of the Company.

     "Change in Control" means (i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of either the then outstanding shares of Common Stock or the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors; (ii) individuals who, as of the date of the original employment agreements constitute the MicroFinancial Board, cease for any reason to constitute at least a majority of the MicroFinancial Board or are divested of possession by appointment of a trustee pursuant to Chapter 7 or 11 of the United States Bankruptcy Code, except with respect to any director who was approved by a vote of at least a majority of the directors then comprising the MicroFinancial Board; (iii) approval by the shareholders of the Corporation or, in the instance of proceedings for the Corporation pursuant to Chapter 7 or Chapter 11 of the United States Bankruptcy Code, approval by the bankruptcy judge, of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, more than 60% of, respectively, the then outstanding shares of Common Stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors continues to be owned by the shareholders who were the beneficial holders of such stock prior to such transaction; or (iv) approval by the shareholders or, in the instance of proceedings for the Company pursuant to Chapter 7 or Chapter 11 of the United States Bankruptcy Code, approval by the bankruptcy judge, of the Corporation of a complete liquidation or dissolution of the Corporation or the sale or other disposition of all or substantially all of the assets of the Corporation.

DIRECTOR COMPENSATION

     The MicroFinancial Board is comprised of five Directors, two of whom, Peter Bleyleben and Richard F. Latour, are salaried employees of the Corporation who receive no additional compensation for services rendered as Directors. The members of the MicroFinancial Board who were not employees of the Corporation ("Non-Employee Directors") received stock options to purchase 50,000 shares of Common Stock in 1999 and stock options to purchase 50,000 shares of Common Stock in 2000 for their service on the MicroFinancial Board. In 2001, the Non-Employee Directors each received stock options to purchase 25,000 shares of Common Stock. In February 2002, the options granted in 2001 were voluntarily cancelled, and each of the Directors received new options to purchase 45,000 shares of Common Stock. In November 2002, the Non-Employee Directors each received stock options to purchase 50,000 shares of Common Stock. Directors also are reimbursed for out-of-state travel expenses incurred in connection with attendance at meetings of the MicroFinancial Board and committees thereof. In addition, the Corporation pays for health care insurance for each Non-Employee Director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2002

                           NUMBER OF SECURITIES TO                                       NUMBER OF SECURITIES REMAINING
                           BE ISSUED UPON EXERCISE    WEIGHTED-AVERAGE EXERCISE        AVAILABLE FOR FUTURE ISSUANCE UNDER
                           OF OUTSTANDING OPTIONS        PRICE OF OUTSTANDING         EQUITY COMPENSATION PLANS (EXCLUDING
PLAN CATEGORY                WARRANTS AND RIGHTS     OPTIONS, WARRANTS AND RIGHTS   SECURITIES REFLECTED IN THE FIRST COLUMN)
-------------              -----------------------   ----------------------------   -----------------------------------------
Equity compensation plans
  approved by security
  holders................         2,995,000                     $7.849                              1,125,380
Equity compensation plans
  not approved by
  security holders.......                 0                     $    0                                      0

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 28, 2003 with respect to the beneficial ownership of Common Stock of each person known by the Corporation to be the beneficial owner of more than 5% of the 13,141,800 shares of Common Stock outstanding as of such date (not including treasury stock), each director and executive officer of the Corporation and all directors and executive officers of the Corporation as a group. Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table.

                                                   NUMBER OF SHARES      PERCENTAGE OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER             BENEFICIALLY OWNED(1)      OF COMMON STOCK
------------------------------------             ---------------------   ----------------------
Peter R. Bleyleben(2)..........................        1,532,910                  11.5%
  66 Norfolk Road
  Chestnut Hill, Massachusetts 02464
Torrence C. Harder(4)..........................        1,683,229                  12.7%
  675 Sudbury Road
  Concord, Massachusetts 01742
Brian E. Boyle(3)..............................        1,446,900                  10.9%
  11 Whispering Lane
  Weston, Massachusetts 02493

                                                   NUMBER OF SHARES      PERCENTAGE OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER             BENEFICIALLY OWNED(1)      OF COMMON STOCK
------------------------------------             ---------------------   ----------------------
Wasatch Advisors, Inc..........................        1,543,355                  11.7%
  150 Social Hall Avenue
  Salt Lake City, Utah 84111
Key Colony Fund, L.P.(5).......................          689,300                   5.2%
  10825 Financial Centre Parkway
  Suite 100
  Little Rock, Arkansas 72211
Royce & Associates, LLC........................          701,700                   5.3%
  1414 Avenue of the Americas
  New York, New York 10019
Alan J. Zakon(6)...............................          131,500                     *
  32 Cardinal Lane
  Ocean Reef Club
  Key Largo, Florida 33037
Richard F. Latour(7)...........................          601,550                   4.7%
  11 Stillbrook Lane
  Mansfield, Massachusetts 02048
James R. Jackson, Jr.(8).......................           85,558                     *
  6 Hickory Ridge Road
  Plaistow, New Hampshire 03865
John Plumlee(9)................................           49,916                     *
  243 Pearl Street
  Manchester, New Hampshire 03104
Carol Salvo(10)................................           64,916                     *
  3 Woodridge Road
  Medfield, Massachusetts 02052
Mark Belinsky(11)..............................           12,721                     *
  237 Strasser Avenue
  Westwood, Massachusetts 02090
All directors and executive officers as a group
  (11 persons).................................        5,659,200                  43.1%

---------------

  *  Less than 1%

 (1) Unless otherwise indicated in the footnotes, each of the stockholders named in this table has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by such stockholder, except to the extent that authority is shared by spouses under applicable law.

 (2) Includes 152,500 shares of Common Stock issuable upon the exercise of options issued to Dr. Bleyleben which vest on or before May 1, 2003.

 (3) Includes 91,500 shares of Common Stock issuable upon the exercise of options issued to Dr. Boyle which vest on or before May 1, 2003 and 10,700 shares of Common Stock held in the Brian E. Boyle Charitable Foundation, for which Dr. Boyle disclaims beneficial ownership.

 (4) Includes 91,500 shares of Common Stock issuable upon the exercise of options issued to Mr. Harder which vest on or before May 1, 2003; 92,200 shares of Common Stock held in trust for Mr. Harder's daughter, Lauren E. Harder, over which Mr. Harder retains sole voting and investment power as the sole trustee and for which Mr. Harder disclaims beneficial ownership; 92,200 shares of Common Stock held in trust for Mr. Harder's daughter, Ashley J. Harder, over which Mr. Harder maintains voting and investment power as the sole trustee and for which Mr. Harder disclaims beneficial ownership; and 276,045 shares of Common Stock owned by Entrepreneurial Ventures, Inc. over which Mr. Harder retains shared voting and investment power through his ownership in, and positions as President and Director of, Entrepreneurial Ventures, Inc.

 (5) Alex R. Lieblong, Key Colony Fund, L.P., Key Colony Management LLC, Alex R. Lieblong IRA and Paul Spann filed a Schedule 13G with the Securities and Exchange Commission reporting that they held as a group 689,300 shares of Common Stock. In the Schedule 13G, Alex R. Lieblong reported that he had sole and shared voting and investment power over an aggregate of 689,300 shares held directly by him as well as the shares held by the Fund and the IRA; Key Colony Fund, L.P. reported that it had sole and shared voting and investment power over 668,900 shares held directly by it; Key Colony Management LLC reported that it had sole voting and investment power over the shares held by the Fund; Alex R. Lieblong IRA reported that it had sole voting and investment power over 4,100 shares held directly by it; and Paul Spann reported that he had sole voting and investment power over 16,900 shares held directly by him. All members of the group reported a business address as set forth in the table above.

 (6) Includes 91,500 shares of Common Stock issuable upon the exercise of options granted to Mr. Zakon which vest on or before May 1, 2003.

 (7) Includes 336,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Latour which vest on or before May 1, 2003.

 (8) Consists of 85,558 shares of restricted stock over which Mr. Jackson has sole voting power. The stock may not be transferred by the executive until the shares are vested, and are forfeited if the executive leaves the employ of the Corporation other than for reason of death or disability. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date, with accelerated vesting if the price of the Corporation's Common Stock exceeds certain thresholds during the vesting period.

 (9) Consists of 49,916 shares of restricted stock over which Mr. Plumlee has sole voting power. The stock may not be transferred by the executive until the shares are vested, and are forfeited if the executive leaves the employ of the Corporation other than for reason of death or disability. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date, with accelerated vesting if the price of the Corporation's Common Stock exceeds certain thresholds during the vesting period.

(10) Includes 49,916 shares of restricted stock over which Ms. Salvo has sole voting power. The stock may not be transferred by the executive until the shares are vested, and are forfeited if the executive leaves the employ of the Corporation other than for reason of death or disability. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date, with accelerated vesting if the price of the Corporation's Common Stock exceeds certain thresholds during the vesting period. Also includes 15,000 shares of Common Stock held jointly by Ms. Salvo and her husband over which Ms. Salvo shares voting and investment power with her husband.

(11) Consists of 12,721 shares of restricted stock over which Mr. Belinsky has sole voting power. The stock may not be transferred by the executive until the shares are vested, and are forfeited if the executive leaves the employ of the Corporation other than for reason of death or disability. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date, with accelerated vesting if the price of the Corporation's Common Stock exceeds certain thresholds during the vesting period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dr. Bleyleben, the Chairman and a Director of the Corporation, loaned the Corporation $100,000 in the form of a term note on November 6, 2002, which matures on November 6, 2004 and bears interest at a rate of 7.5% per annum. Additionally, per the terms of the note, in the event of a payment default on the note, the interest rate will increase by 2 percentage points, for as long as the default goes uncured. On May 1, 2001 he also loaned $200,000 in the form of a subordinated note. This note matures on May 1, 2006 (with a one-year optional extension by the Corporation) and bears interest at a rate of 12% per annum.

     Mr. Boyle, a Director of the Corporation, loaned the Corporation $100,000 in the form of a term note on November 26, 2002, which matures on November 26, 2004 and bears interest at a rate of 7.5% per annum.

Additionally, per the terms of the note, in the event of a payment default on the note, the interest rate will increase by 2 percentage points, for as long as the default goes uncured. On May 1, 2001 he also loaned $200,000 in the form of a subordinated note. This note matures on May 1, 2006 (with a one-year optional extension by the Corporation) and bears interest at a rate of 12% per annum.

     Mr. Harder, a Director of the Corporation, loaned the Corporation $50,000 in the form of a term note on November 13, 2002 which matures on November 13, 2004 and bears interest at a rate of 7.5% per annum. Additionally, per the terms of the note, in the event of a payment default on the note, the interest rate will increase by 2 percentage points, for as long as the default goes uncured. On May 1, 2001 he also loaned $100,000 in the form of a subordinated note. This note matures on May 1, 2006 (with a one-year optional extension by the Corporation) and bears interest at a rate of 12% per annum.

     Mr. Latour President, Chief Executive Officer, Treasurer, Clerk, Secretary and Director of the Corporation loaned the Corporation $75,000 in the form of a subordinated note on May 1, 2001. The note matures on May 1, 2003 and bears interest at prime plus 3% per annum.

     On March 29, 1999, Ms. Ingrid Bleyleben, Dr. Bleyleben's mother, loaned the Corporation $200,000 in the form of a demand note at an interest rate per annum equal to a bank prime rate minus 1%. This note was repaid in full on May 16, 2002.

     On March 30, 1999, Fritz Froelich, Dr. Bleyleben's father-in-law, loaned the Corporation $85,000 in the form of a demand note at an interest rate per annum equal to a bank prime rate minus 1%. This note was repaid in full on February 20, 2002. On December 1, 1998, Mr. Froelich also loaned the Corporation $35,000 in the form of a subordinated note. This note matures on December 1, 2003 and bears interest at 8% per annum.

     All of the foregoing transactions are on terms at least as favorable as those that would have been obtained through arms-length negotiations.

ITEM 14.  CONTROLS AND PROCEDURES

  DISCLOSURE CONTROLS AND PROCEDURES

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

  INTERNAL CONTROLS

     During the fourth quarter, a system access control deficiency was identified. It was determined that this deficiency potentially provided the opportunity for certain employees to gain direct access to certain data tables stored in the Company's database. Management took immediate steps to eliminate this issue and utilized non-system controls, which have long been in place, to test that the information contained in the database had not been corrupted. No discrepancies were encountered.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) (1) Financial Statements MicroFinancial Incorporated's Financial Statements, together with the related Independent Auditors' Report, appear at pages F-1 through F-31 of this Form 10-K

          (2) None

          (3) Exhibits Index

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Restated Articles of Organization, as amended(1)
 3.2      Bylaws(1)
10.1      Standard Terms and Condition of Indenture, dated as of March
          21, 2000 governing the MFI Finance Corp. I 7.375%
          Lease-Backed Notes, Series 2000-1 (the "2000-1 Notes") and
          the MFI Finance Corp. I 6.939% Lease-Backed Notes, Series
          2000-2 (the "2000-2 Notes")(6)
10.2      Supplement to Indenture, dated March 21, 2000, governing the
          2000-1 Notes(6)
10.3      Specimen 2000-1 Note(6)
10.4      Standard Terms and Conditions of Servicing governing the
          2000-1 Notes(6)
10.5      Office Lease Agreement by and between WXI/AJP Real Estate
          Limited Partnership and Leasecomm Corporation dated, May 3,
          2000, for facilities in Newark, California(7)
10.6      Fourth Amended and Restated Revolving Credit Agreement,
          dated August 22, 2000, among Leasecomm Corporation, the
          lenders parties thereto, and Fleet National Bank as agent(8)
10.8      Office Lease Agreement by and between MicroFinancial
          Incorporated and Desmond Taljaard and Howard Friedman,
          Trustees of London and Leeds Bay Colony I Realty Trust,
          dated April 14, 1994, for facilities in Waltham,
          Massachusetts(1)
10.9**    1987 Stock Option Plan(1)
10.10**   Forms of Grant under 1987 Stock Option Plan(1)
10.12**   1998 Equity Incentive Plan(3)
10.13*+   Employment Agreement between the Company and Peter R.
          Bleyleben
10.14*+   Employment Agreement between the Company and Richard F.
          Latour
10.15     Amended and Restated Standard Terms and Condition of
          Indenture dated as of September 2001 governing the MFI
          Finance Corp. I, 5.5800% Lease-Backed Notes, Series 2000-3
          (the "2001-3 Notes")(9)
10.16     Supplement to Indenture dated September 2001 governing the
          2001-3 Notes(9)
10.17     Specimen 2001-3 Note(9)
10.18     Standard Terms and Conditions of Servicing governing the
          2001-3 Notes(9)
10.19     Standard Terms and Condition of Indenture dated as of
          September 2001 governing the MFI Finance Corp. II, LLC,
          8.0000% Lease-Backed Notes, Series 2001-1 (the "2001-1
          Notes")(9)
10.20     Supplement to Indenture dated September 2001 governing the
          2001-1 Notes(9)
10.21     Specimen 2001-1 Note(9)
10.22     Standard Terms and Conditions of Servicing governing the
          2001-1 Notes(9)
10.25     Commercial Lease, dated November 3, 1998, between Cummings
          Properties Management, Inc. and MicroFinancial
          Incorporated(3)
10.26     Amendment to Lease #1, dated November 3, 1998, between
          Cummings Properties Management, Inc. and MicroFinancial
          Incorporated(3)
10.30     Supplement to Indenture, dated December 1, 2000, governing the 2000-2 Notes(9)
10.31     Specimen, 2000-2 Notes(9)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.33     Third Amended and Restated Revolving Credit Agreement, dated
          December 21, 1999, among Leasecomm Corporation, the lenders parties thereto, and BankBoston, N.A. as agent(5)
10.34     Fifth Amendment to Office Lease Agreement by and between
          MicroFinancial Incorporated and Leasecomm Corporation and
          Bay Colony Corporate Center LLC, dated June 29, 1999, for
          facilities in Waltham, Massachusetts(5)
10.40*+   Employment Agreement between the Company and John Plumlee
10.41*+   Employment Agreement between the Company and Carol Salvo
10.42*+   Employment Agreement between the Company and James R.
          Jackson, Jr.
10.43*+   Employment Agreement between the Company and Stephen
          Constantino
10.44*    Employment Agreement between the Company and Steven LaCreta
21.1      Subsidiaries of Registrant
23.1*     Consent of Deloitte & Touche LLP
99.1*     Certification of Chief Executive Officer Regarding Annual
          Report on Form 10-K for the Year Ended December 31, 2002
99.2*     Certification of Chief Financial Officer Regarding Annual
          Report on Form 10-K for the Year Ended December 31, 2002

---------------

 *  Filed herewith.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

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

          (b) One report on Form 8-K was filed on October 11, 2002 disclosing other events, a second report on Form 8-K was filed on October 31, 2002 to discuss the third quarter results and a third report on

     Form 8-K was filed on March 11, 2003, to announce the results for the year ended December 31, 2003. A fourth report on Form 8-K was filed on March 19, 2003 disclosing other events.

          (c) See (a)(3) above.

          (d) None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICROFINANCIAL INCORPORATED

                                          By: /s/ RICHARD F. LATOUR
                                            ------------------------------------
                                            President and Chief Executive
                                          Officer

                                          By: /s/ JAMES R. JACKSON JR.
                                            ------------------------------------
                                            Vice President and Chief Financial
                                              Officer

Date: April 15, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
              /s/ PETER R. BLEYLEBEN                 Chairman of the Board of Directors   April 15, 2003
  ---------------------------------------------
                Peter R. Bleyleben


              /s/ RICHARD F. LATOUR                 President, Chief Executive Officer,   April 15, 2003
  ---------------------------------------------       Treasurer, Clerk, Secretary and
                Richard F. Latour                                 Director


             /s/ JAMES R. JACKSON JR.                Vice President and Chief Financial   April 15, 2003
  ---------------------------------------------                   Officer
               James R. Jackson Jr.


                /s/ BRIAN E. BOYLE                                Director                April 15, 2003
  ---------------------------------------------
                  Brian E. Boyle


              /s/ TORRENCE C. HARDER                              Director                April 15, 2003
  ---------------------------------------------
                Torrence C. Harder


                /s/ ALAN J. ZAKON                                 Director                April 15, 2003
  ---------------------------------------------
                  Alan J. Zakon

                                 CERTIFICATION

I, Richard F. Latour, certify that:

     1. I have reviewed this annual report on Form 10-K of MicroFinancial Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ RICHARD F. LATOUR
                                          --------------------------------------
                                                    Richard F. Latour
                                          President and Chief Executive Officer

Date: April 15, 2003

                                 CERTIFICATION

I, James R. Jackson Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of MicroFinancial Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ JAMES R. JACKSON JR.
                                          --------------------------------------
                                                   James R. Jackson Jr.
                                            Vice President and Chief Financial
                                                         Officer

Date: April 15, 2003

                          MICROFINANCIAL INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report................................   F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2001 and
  2002......................................................   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 2001, and 2002.........................   F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 2001, and 2002.............   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 2001, and 2002.........................   F-6
Notes to Consolidated Financial Statements..................   F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MicroFinancial Incorporated:

     We have audited the accompanying consolidated balance sheets of MicroFinancial Incorporated and subsidiaries (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MicroFinancial Incorporated and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
April 15, 2003

                          MICROFINANCIAL INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2002
                                                              ---------   --------
                                                                 (IN THOUSANDS,
                                                               EXCEPT SHARE DATA)
                                      ASSETS
Net investment in leases and loans:
  Receivables due in installments...........................  $ 399,361   $334,623
  Estimated residual value..................................     37,114     30,754
  Initial direct costs......................................      7,090      4,891
  Loans receivable..........................................      2,248      1,796
  Less:
     Advance lease payments and deposits....................       (287)       (96)
     Unearned income........................................   (104,538)   (67,574)
     Allowance for credit losses............................    (45,026)   (69,294)
                                                              ---------   --------
Net investment in leases and loans..........................  $ 295,962   $235,100
Investment in service contracts.............................     14,126     14,463
Cash and cash equivalents...................................        146      5,494
Restricted cash.............................................     20,499     18,516
Property and equipment, net.................................     16,034      9,026
Income taxes receivable.....................................         --      8,652
Other assets................................................     14,961      3,834
                                                              ---------   --------
          Total assets......................................  $ 361,728   $295,085
                                                              =========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable...............................................  $ 203,053   $168,927
Subordinated notes payable..................................      3,262      3,262
Capitalized lease obligations...............................        833        471
Accounts payable............................................      2,517      3,840
Dividends payable...........................................        642         --
Other liabilities...........................................      6,182      6,776
Income taxes payable........................................      4,211      1,400
Deferred income taxes payable...............................     30,472     23,806
                                                              ---------   --------
          Total liabilities.................................    251,172    208,482
                                                              ---------   --------
Commitments and contingencies (Note I)......................         --         --
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; none issued at 12/31/01 and 12/31/02.......         --         --
  Common stock, $.01 par value; 25,000,000 shares
     authorized; 13,410,646 shares issued at 12/31/01 and
     12/31/02...............................................        134        134
  Additional paid-in capital................................     47,723     47,723
  Retained earnings.........................................     69,110     45,089
  Treasury stock (588,700 shares of common stock at 12/31/01
     and 12/31/02), at cost.................................     (6,343)    (6,343)
  Notes receivable from officers and employees..............        (68)        --
                                                              ---------   --------
          Total stockholders' equity........................    110,556     86,603
                                                              ---------   --------
          Total liabilities and stockholders' equity........  $ 361,728   $295,085
                                                              =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          MICROFINANCIAL INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          2001          2002
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER-SHARE DATA)
Revenues:
  Income on financing leases and loans......................    $ 69,847      $ 70,932      $ 53,012
  Income on service contracts...............................       8,687         8,665         9,734
  Rental income.............................................      27,638        37,664        37,154
  Loss and damage waiver fees...............................       6,034         6,344         6,257
  Service fees and other....................................      27,271        30,486        20,665
                                                                --------      --------      --------
          Total revenues....................................     139,477       154,091       126,822
                                                                --------      --------      --------
Expenses:
  Selling, general and administrative.......................      38,371        44,899        45,535
  Provision for credit losses...............................      38,912        54,092        88,948
  Depreciation and amortization.............................      10,227        14,378        18,385
  Interest..................................................      15,858        14,301        10,787
                                                                --------      --------      --------
          Total expenses....................................     103,368       127,670       163,655
                                                                --------      --------      --------
Income (loss) before provision for income taxes.............      36,109        26,421       (36,833)
Provision (benefit) for income taxes........................      15,249        10,104       (14,735)
                                                                --------      --------      --------
Net income (loss)...........................................    $ 20,860      $ 16,317      $(22,098)
                                                                ========      ========      ========
Net income (loss) per common share -- basic.................    $   1.64      $   1.28      $  (1.72)
                                                                ========      ========      ========
Net income (loss) per common share -- diluted...............    $   1.63      $   1.26      $  (1.72)
                                                                ========      ========      ========
Dividends per common share..................................    $  0.175      $  0.195      $  0.150
                                                                ========      ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          MICROFINANCIAL INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                                                  NOTES
                                COMMON STOCK       ADDITIONAL                TREASURY STOCK     RECEIVABLE       TOTAL
                             -------------------    PAID-IN     RETAINED   ------------------      FROM      STOCKHOLDERS'
                               SHARES     AMOUNT    CAPITAL     EARNINGS    SHARES    AMOUNT     OFFICERS       EQUITY
                             ----------   ------   ----------   --------   --------   -------   ----------   -------------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31,
  1999.....................  13,347,726    $133     $47,920     $ 36,656    667,790   $(5,777)    $ (94)       $ 78,838
Exercise of stock
  options..................      62,920       1         118                                                         119
Common stock dividends.....                                       (2,225)                                        (2,225)
Treasury stock
  repurchased..............                                                 164,100    (1,595)                   (1,595)
Treasury stock retired.....                            (138)               (162,190)      138                        --
Notes receivable from
  officers and employees...                                                                          26              26
Net income.................                                       20,860                                         20,860
                             ----------    ----     -------     --------   --------   -------     -----        --------
Balance at December 31,
  2000.....................  13,410,646    $134     $47,900     $ 55,291    669,700   $(7,234)    $ (68)       $ 96,023
Exercise of stock options,
  net of tax benefit.......                            (177)                (96,000)    1,037                       860
Common stock dividends.....                                       (2,498)                                        (2,498)
Treasury stock
  repurchased..............                                                  15,000      (146)                     (146)
Net income.................                                       16,317                                         16,317
                             ----------    ----     -------     --------   --------   -------     -----        --------
Balance at December 31,
  2001.....................  13,410,646    $134     $47,723     $ 69,110    588,700   $(6,343)    $ (68)       $110,556
Common stock dividends.....                                       (1,923)                                        (1,923)
Notes receivable from
  officers and employees...                                                                          68              68
Net loss...................                                      (22,098)                                       (22,098)
                             ----------    ----     -------     --------   --------   -------     -----        --------
Balance at December 31,
  2002.....................  13,410,646    $134     $47,723     $ 45,089    588,700   $(6,343)    $   0        $ 86,603
                             ==========    ====     =======     ========   ========   =======     =====        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          MICROFINANCIAL INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        2001        2002
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Cash received from customers............................  $ 174,501   $ 185,939   $ 175,859
  Cash paid to suppliers and employees....................    (34,405)    (44,060)    (41,573)
  Cash paid for income taxes..............................     (9,726)     (6,767)     (3,829)
  Interest paid...........................................    (15,649)    (14,186)    (10,222)
  Interest received.......................................      1,639       1,354         393
                                                            ---------   ---------   ---------
     Net cash provided by operating activities............    116,360     122,280     120,628
                                                            ---------   ---------   ---------
Cash flows from investing activities:
  Investment in lease contracts...........................   (141,076)    (92,118)    (66,042)
  Investment in inventory.................................         --      (4,198)     (2,989)
  Investment in direct costs..............................     (7,812)     (5,200)     (4,150)
  Investment in service contracts.........................     (4,138)     (6,658)     (6,773)
  Investment in Resource Leasing Corporation..............     (2,800)     (6,900)         --
  Investment in fixed assets..............................     (2,354)     (1,722)       (255)
  Repayment of notes from officers........................         25          --          68
  Investment in notes receivable..........................       (117)        (70)         --
  Repayment of notes receivable...........................        325           6          --
                                                            ---------   ---------   ---------
     Net cash used in investing activities................   (157,947)   (116,860)    (80,141)
                                                            ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from secured debt..............................    195,917      84,750      33,521
  Repayment of secured debt...............................   (123,075)    (90,839)    (66,672)
  Proceeds from refinancing of secured debt...............    473,118     515,897     490,000
  Prepayment of secured debt..............................   (488,118)   (509,555)   (490,100)
  Proceeds from short-term demand notes payable...........        259         902         305
  Repayment of short-term demand notes payable............       (983)        (93)     (1,181)
  Proceeds from issuance of subordinated debt.............         --       2,975          --
  Repayment of subordinated debt..........................     (4,500)     (4,500)         --
  (Increase) decrease in restricted cash..................     (5,401)     (7,372)      1,983
  Proceeds from exercise of common stock options..........        119         810          --
  Repayment of capital leases.............................       (494)       (505)       (430)
  Purchase of treasury stock..............................     (1,595)       (146)         --
  Payment of dividends....................................     (2,166)     (2,428)     (2,565)
                                                            ---------   ---------   ---------
     Net cash provided by (used in) financing
       activities.........................................     43,081     (10,104)    (35,139)
                                                            ---------   ---------   ---------
Net increase in cash and cash equivalents.................      1,494      (4,684)      5,348
Cash and cash equivalents, beginning of period............      3,336       4,830         146
                                                            ---------   ---------   ---------
Cash and cash equivalents, end of period..................  $   4,830   $     146   $   5,494
                                                            =========   =========   =========

                                                                     (Continued)

   The accompanying notes are an integral part of the consolidated financial statements.

                          MICROFINANCIAL INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        2001        2002
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Reconciliation of net income to net cash provided by
  operating activities:
  Net income (loss).........................................  $ 20,860    $ 16,317    $(22,098)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    10,227      14,378      18,385
     Provision for credit losses............................    38,912      54,092      88,948
     Recovery of equipment cost and residual value, net of
       revenue recognized...................................    40,288      34,685      49,046
     Increase (decrease) in income taxes payable............    (1,211)      1,878      (2,811)
     Increase in income taxes receivable....................        --          --      (8,652)
     Increase (decrease) in deferred income taxes...........     6,480       1,472      (6,666)
     Changes in assets and liabilities:
       Decrease (increase) in other assets..................      (934)     (1,200)      3,124
       Increase (decrease) in accounts payable..............     1,267        (129)      1,323
       Increase in accrued liabilities......................       471         787          29
                                                              --------    --------    --------
     Net cash provided by operating activities..............  $116,360    $122,280    $120,628
                                                              ========    ========    ========
Supplemental disclosure of noncash activities:
  Property acquired under capital leases....................  $    109    $    479    $     68
                                                              ========    ========    ========
  Accrual of common stock dividends.........................  $    573    $    642    $     --
                                                              ========    ========    ========

                                                                     (Concluded)

   The accompanying notes are an integral part of the consolidated financial statements.

                          MICROFINANCIAL INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

A.  NATURE OF BUSINESS

     MicroFinancial Incorporated (the "Company") which operates primarily through its wholly-owned subsidiary, Leasecomm Corporation, is a specialized commercial finance company that primarily leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $15,000 with an average amount financed of approximately $1,500 and an average lease term of 44 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company funded its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and on balance sheet securitizations.

     MicroFinancial incurred net losses of $22.1 million for the year ended December 31, 2002. The net losses incurred by the Company during the third and fourth quarters caused the Company to be in default of certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company's credit facility failed to renew and consequently, the Company was forced to suspend new origination activity as of October 11, 2002. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. To date, the Company has fulfilled all of its debt obligations, as agreed to by the bank group, in a timely manner.

     In an effort to improve its financial position, MicroFinancial has taken certain steps including the engagement of a financial and strategic advisory firm, Triax Capital Advisors, LLC. Management and its advisors are actively considering various financing, restructuring and strategic alternatives as well as continuing to work closely with the Company's lenders to obtain long-term agreements. In addition, Management has taken steps to reduce overhead, including a reduction in headcount from 380 to 203.

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

                          MICROFINANCIAL INCORPORATED

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A significant area requiring the use of management estimates is the Allowance for credit losses. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with initial maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments.

  RESTRICTED CASH

     As part of its servicing obligation under the securitizations agreements, the Company collects cash receipts for financing contracts that have been pledged to special purpose entities, specifically MFI Finance Corporation I and MFI Finance Corporation II, LLC. These collections are segregated into separate accounts for the benefit of the entities to which the related contracts were pledged or sold and are remitted to such entities on a weekly basis.

  LEASES AND LOANS

     The Company's lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred, and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method, which results in a level rate of return on the net investment in leases. Unamortized unearned lease income and initial direct costs are written off if, in the opinion of management, the lease agreement is determined to be impaired. It is management's opinion, given the nature of its business and the large number of small balance lease receivables, that a lease is impaired when one of the following occurs:
(i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) an account has become 360 days past due without contact with the lessee. It is also management's policy to maintain an allowance for credit losses that will be sufficient to provide adequate protection against losses in its portfolio. Management regularly reviews the collectibility of its lease receivables based upon all of its communications with the individual lessees through its extensive collection efforts and through further review of the creditworthiness of the lessee.

     In conjunction with the origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. An impairment is recognized when expected cash flows to be realized subsequent to the end of the lease are expected to be less than the residual value recorded. Other revenues, such as loss and damage waiver and service fees relating to the leases, contracts, and loans and rental revenues are recognized as they are earned.

                          MICROFINANCIAL INCORPORATED

     Loans are reported at their outstanding principal balances. Interest income on loans is recognized as it is earned.

  ALLOWANCE FOR CREDIT LOSSES

     The Company maintains an allowance for credit losses on its investment in leases, service contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The allowance is determined principally on the basis of the historical loss experience of the Company and the level of recourse provided by such lease, service contract or loan, if any, and reflects management's judgment of additional loss potential considering current economic conditions and the nature and characteristics of the underlying lease portfolio. The Company determines the necessary periodic provision for credit losses, taking into account actual and expected losses in the portfolio, as a whole, and the relationship of the allowance to the net investment in leases, service contracts and loans.

  INVESTMENT IN SERVICE CONTRACTS

     The Company's investments in cancelable service contracts are recorded at cost and amortized over the expected life of the service period, which is seven years. Income on service contracts is recognized monthly as the related services are provided. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in service contracts.

  PROPERTY AND EQUIPMENT

     At the end of the lease term, the lease typically converts into a month-to-month rental contract. Rental equipment is recorded at estimated residual value and depreciated using the straight-line method over a period of twelve months.

     Office furniture, equipment and capital leases are recorded at cost and depreciated using the straight-line method over a period of three to five years. Leasehold improvements are amortized over the shorter of the life of the lease or the asset. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     For financial instruments including cash and cash equivalents, restricted cash, net investment in leases and loans, accounts payable, and other liabilities, it is assumed that the carrying amount approximates fair value.

  DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. SFAS No. 133, as amended, requires that all derivative instruments be measured at fair value and recognized in the consolidated balance sheet as either assets or liabilities. The Company has assessed the effects of SFAS No. 133 and has determined that the adoption of SFA No. 133 does not have a material impact on its results of operations or consolidated financial position. The Company did not hold any derivative instruments at either December 31, 2001 or 2002.

  DEBT ISSUE COSTS

     Debt issuance costs incurred in securing credit facility financing are capitalized and subsequently amortized over the term of the credit facility.

                          MICROFINANCIAL INCORPORATED

  INCOME TAXES

     Deferred income taxes are determined under the liability method. Differences between the financial statement and tax bases of assets and liabilities are measured using the currently enacted tax rates expected to be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes. The principal differences between assets and liabilities for financial statement and tax return purposes are the treatment of leased assets, accumulated depreciation and provisions for doubtful accounts. The deferred tax liability is reduced by loss carryforwards and alternative minimum tax credits available to reduce future income taxes.

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and amends or supersedes a number of interpretations concerning business combinations. SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations, whereas previous interpretations provided for the use of another method (pooling-of-interests method) if certain criteria were met. This statement also amends the recognition policies of intangible assets and goodwill and provides for additional disclosure requirements for business combinations. The Company has determined that the adoption of this Statement does not have a material impact on its results of operations or consolidated financial position.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement supersedes APB Opinion No. 17, "Intangible Assets" ("APB No. 17") and addresses financial accounting and reporting for intangible assets, but not those acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting of goodwill and other intangible assets subsequent to their acquisition, assigning a definite or indefinite useful life to these assets. Goodwill and other intangible assets having an indefinite useful life will not be amortized, but rather tested at least annually for impairment. It also provides guidance on how to define, measure and record impairment losses on goodwill and other intangible assets and provides for additional disclosures regarding these assets in years subsequent to their acquisition. The Company has determined that the adoption of this Statement does not have a material impact on its results of operations or consolidated financial position.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 provides new accounting standards for recording of liabilities related to legal obligations to retire tangible long-lived assets. The Statement requires an entity to recognize at fair value a liability associated with an asset retirement obligation in the period in which the liability is both incurred and in which the fair value is determinable. The provisions of this Statement are effective for the Company's fiscal year ended December 31, 2003, although earlier application is permitted. The Company has determined that the adoption of this Statement does not have a material impact on its results of operations or consolidated financial position.

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

                          MICROFINANCIAL INCORPORATED

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires an entity to recognize and measure initially at fair value a liability for a cost associated with an exit or disposal activity, when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002 although earlier adoption is permitted. The Company has determined that the adoption of this Statement does not have a material impact on its historical financial statements.

     In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions." SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution except for a transaction between two or more mutual enterprises. In addition, this statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of this Statement were effective on October 1, 2002. The Company has determined that the adoption of this Statement does not have a material impact on its results of operations or consolidated financial position.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions under SFAS 148, but does not intend to adopt the fair value method.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities an interpretation of ARB No. 51." This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristic of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The

                          MICROFINANCIAL INCORPORATED

Company has determined that the adoption of the provisions under FIN 46 does not have a material impact on its results of operations or consolidated financial position.

  RECLASSIFICATION OF PRIOR YEAR BALANCES

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation.

  NET INCOME (LOSS) PER COMMON SHARE

     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. Options to purchase 830,000 and 440,609 shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2000 and 2001, respectively, because their effects were antidilutive. Stock options were excluded from the computation of dilutive earnings per share for the year ended December 31, 2002, because their inclusion would have had an antidilutive effect on earnings per share.

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2000          2001          2002
                                                -----------   -----------   -----------
Net income (loss).............................  $    20,860   $    16,317   $   (22,098)
                                                -----------   -----------   -----------
Shares used in computation:
     Weighted-average common shares
       outstanding used in computation of net
       income per common share................   12,728,441    12,789,605    12,821,946
     Dilutive effect of common stock
       options................................       79,373       155,638            --
                                                -----------   -----------   -----------
Shares used in computation of net income per
  common share -- assuming dilution...........   12,807,814    12,945,243    12,821,946
                                                ===========   ===========   ===========
Net income (loss) per common share -- basic...  $      1.64   $      1.28   $     (1.72)
                                                ===========   ===========   ===========
Net income (loss) per common share --
  diluted.....................................  $      1.63   $      1.26   $     (1.72)
                                                ===========   ===========   ===========

  STOCK-BASED EMPLOYEE COMPENSATION

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic-value method, there is no related compensation expense recorded in the Company's financial statements. The Company follows the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that compensation under a fair value method be determined using the Black-Scholes option-pricing model and disclosed in a pro forma effect on earnings and earnings per share. The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in a variable compensation costs had an exercise price greater than the fair market value of the underlying common stock on December 31, 2002. The methodology used to calculate the fair value of stock-based employee compensation is described more fully in Note G. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value

                          MICROFINANCIAL INCORPORATED
recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                            YEAR ENDED DECEMBER 31
                                                         ----------------------------
                                                          2000      2001       2002
                                                         -------   -------   --------
Net income (loss), as reported.........................  $20,860   $16,317   $(22,098)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects...................     (932)   (1,305)    (1,475)
                                                         -------   -------   --------
Pro forma net income (loss)............................   19,928    15,012    (23,573)
                                                         =======   =======   ========
Earnings (loss) per share:
Basic -- as reported...................................  $  1.64   $  1.28   $  (1.72)
                                                         =======   =======   ========
Basic -- pro forma.....................................  $  1.57   $  1.17   $  (1.84)
                                                         =======   =======   ========
Diluted -- as reported.................................  $  1.63   $  1.26   $  (1.72)
                                                         =======   =======   ========
Diluted -- pro forma...................................  $  1.56   $  1.16   $  (1.84)
                                                         =======   =======   ========

     The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                             2000      2001      2002
                                                            -------   -------   -------
Risk-free interest rate...................................     6.50%     5.03%     3.63%
Expected dividend yield...................................     1.37%     2.50%     0.80%
Expected life.............................................  7 years   7 years   7 years
Volatility................................................    55.00%    51.00%    68.00%

     The weighted-average fair value at the date of grant for options granted during 2000, 2001, and 2002 approximated $5.45, $5.34, $2.03 per option, respectively.

C.  NET INVESTMENT IN LEASES AND LOANS

     At December 31, 2002, future minimum payments on the Company's lease receivables are as follows:

FOR THE YEAR ENDED
DECEMBER 31,
------------------
2003........................................................   $233,820
2004........................................................     60,645
2005........................................................     32,258
2006........................................................      7,426
2007........................................................        474
                                                               --------
Total.......................................................   $334,623
                                                               ========

     At December 31, 2002, the weighted-average remaining life of leases in the Company's lease portfolio is approximately 26 months and the implicit rate of interest is approximately 34.4%.

     The Company's business is characterized by a high incidence of delinquencies that in turn may lead to significant levels of defaults. The Company evaluates the collectibility of leases originated and loans based on the level of recourse provided, if any, delinquency statistics, historical loss experience, current economic

                          MICROFINANCIAL INCORPORATED
conditions and other relevant factors. The Company provides an allowance for credit losses for leases which are considered impaired.

     The Company takes charge-offs against its receivables when such receivables are 360 days past due and no contact has been made with the lessee for 12 months. Cumulative net charge-offs after recoveries from the Company's inception to December 31, 2002 have totaled 12.60% of total cumulative receivables plus total billed fees over such period.

     The following table sets forth the Company's allowance for credit losses as of December 31, 2000, 2001, and 2002 and the related provisions, charge-offs and recoveries for the years ended December 31, 2000, 2001, and 2002.

Balance at December 31, 1999................................           $41,719
Provision for leases and loans credit losses................  36,029
Provision for other asset credit losses.....................   2,883
          Total provisions for credit losses................            38,912
Charge-offs (including $1,064 in other asset charge-offs)...  57,145
Recoveries..................................................  19,257
                                                              ------
          Charge-offs, net of recoveries....................            37,888
                                                                       -------
Balance of allowance for credit losses at December 31,
  2000......................................................           $40,924
                                                                       -------
Balance of other asset reserve at December 31, 2000.........           $ 1,819
                                                                       -------
Provision for leases and loans credit losses................  54,092
          Total provisions for credit losses................            54,092
Charge-offs (including $1,418 in other asset charge-offs)...  68,882
Recoveries..................................................  17,474
                                                              ------
          Charge-offs, net of recoveries....................            51,408
                                                                       -------
Balance of allowance for credit losses at December 31,
  2001......................................................           $45,026
                                                                       -------
Balance of other asset reserve at December 31, 2001.........           $   401
                                                                       -------
Provision for leases and loans credit losses................  88,948
          Total provisions for credit losses................            88,948
Charge-offs (including $401 in other asset charge-offs).....  76,844
Recoveries..................................................  11,763
                                                              ------
          Charge-offs, net of recoveries....................            65,081
                                                                       -------
Balance of allowance for credit losses at December 31,
  2002......................................................           $69,294
                                                                       =======
Balance of other asset reserve at December 31, 2002.........           $    --
                                                                       =======

     In conjunction with the origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interests is estimated at inception of the lease and evaluated periodically for impairment. The following table sets forth the Company's estimated residual value as of December 31, 2000, 2001, and 2002 and changes in the Company's estimated residual

                          MICROFINANCIAL INCORPORATED
value as a result of new originations, and lease terminations for the years ended December 31, 2000, 2001, and 2002.

Balance of Estimated Residual Value at December 31, 2000....   $ 35,368
New Originations............................................     15,052
Lease Terminations..........................................    (13,306)
Balance of Estimated Residual Value at December 31, 2001....   $ 37,114
New Originations............................................     10,254
Lease Terminations..........................................    (16,614)
Balance of Estimated Residual Value at December 31, 2002....   $ 30,754

     New originations represent the residual value added to the Company's estimated residual value upon origination of new leases. Lease terminations represent the residual value deducted from the company's estimated residual value upon the termination of a lease (i) that is bought out during or at the end of the lease term; (ii) upon expiration of the original lease term when the lease converts to an extended rental contract or (iii) that has been charged off by the Company.

D.  PROPERTY AND EQUIPMENT

     At December 31, 2001 and 2002, property and equipment consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2002
                                                              -------   -------
Rental Equipment and Inventory..............................  $19,196   $15,751
Computer Equipment..........................................    7,251     7,072
Office Equipment............................................    1,525     1,278
Leasehold improvements......................................      381       154
                                                              -------   -------
                                                               28,353    24,255
Less accumulated depreciation and amortization..............   12,319    15,229
                                                              -------   -------
Total.......................................................  $16,034   $ 9,026
                                                              =======   =======

     Depreciation and amortization expense totaled $10,227,000, $14,378,000, and $18,385,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

     At December 31, 2001 and 2002, computer equipment includes $1,793,000 and $1,650,000 respectively, under capital leases. Accumulated amortization related to capital leases amounted to $988,000 and $1,186,000 in 2001 and 2002, respectively.

E.  NOTES PAYABLE AND SUBORDINATED DEBT

  NOTES PAYABLE

     On December 21, 1999, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $150,000,000 based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based either at Prime for Prime Rate loans or the prevailing rate per annum as offered in the interbank Eurodollar market (Eurodollar) plus 1.75% for Eurodollar Loans. If the Eurodollar loans are not renewed upon their maturity they automatically convert into prime rate loans. On August 22, 2000, the revolving line of credit and term loan facility was amended and restated whereby the Company may now borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. Outstanding borrowings with

                          MICROFINANCIAL INCORPORATED
respect to the revolving line of credit bear interest based either at Prime minus 0.25% for Prime Rate Loans or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 1.75% for LIBOR Loans or the seven-day Money Market rate plus 2.00% for Swing Line Advances. If the LIBOR loans are not renewed upon their maturity they automatically convert into prime rate loans. The Swing Line Advances have a seven-day maturity, and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line Advances shall not exceed $10 million. The prime rates at December 31, 2000, 2001, and 2002 were 9.50%, 4.75%, and 4.25% respectively. The 90-day LIBOR rates at December 31, 2001 and 2002 were 1.938% and 1.40% respectively. The 7-day Money Market Rates at December 31, 2001 was 1.88%.

     At December 31, 2001 and 2002, the Company had borrowings outstanding under this agreement with the following terms:

                                                       2001                2002
                                                 -----------------   -----------------
TYPE                                              RATE     AMOUNT     RATE     AMOUNT
----                                             ------   --------   ------   --------
Prime..........................................  4.5000%  $  4,640   4.7500%  $ 31,556
LIBOR..........................................  3.8750%   100,000   4.1875%    50,000
LIBOR..........................................                      4.1875%    45,000
                                                          --------            --------
     Total Outstanding.........................           $104,640            $126,556
                                                          ========            ========

     Outstanding borrowings are collateralized by leases, loans, rentals, and service contracts pledged specifically to the financial institutions. As of September 30, 2002 the revolving credit line failed to renew and the Company has been paying down the balance on the basis of a 36 month amortization plus interest. Based on the terms of the agreement, interest rates increased from Prime minus 0.25% to Prime plus 0.50% for prime based loans and from LIBOR plus 1.75% to LIBOR plus 2.50% for LIBOR based loans. In addition, based on the covenant defaults described below, the outstanding borrowings on all loans bear an additional 2.00% default interest. On January 3, 2003, the Company entered into a Forbearance and Modification Agreement for the senior credit facility which expired on February 7, 2003. Based on the terms of the Forbearance and Modification Agreement, interest rates increased again on the prime based loans to prime plus 1.00%.

     At December 31, 2002, the Company was in default of certain of its debt covenants in its senior credit facility. The covenants that were in default with respect to the senior credit facility require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000 and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, the Company is obligated to repay a minimum of $54 million, plus applicable interest, over the next twelve months.

     BLT III had three series of notes, the 1996-A Notes, the 1997-A Notes and the 1998-A Notes. In May 1996, BLT III issued the 1996-A Notes in aggregate principal amount of $23,406,563. In August 1997, BLT III issued the 1997-A Notes in aggregate principal amount of $44,763,000 and in November 1998, BLT III issued the 1998-A Notes in aggregate principal amount of $40,769,000. All outstanding amounts under the 1996-A Notes were repaid in October 1999. All outstanding amounts under the 1997-A Notes were repaid in September 2000. All outstanding amounts under the 1998-A notes were repaid in September 2001. MFI I has three series of notes, the 2000-1 Notes, the 2000-2 Notes, and the 2001-3 Notes. In March 2000, MFI I issued the 2000-1 Notes in aggregate principal amount of $50,056,686. In December 2000, MFI I issued the 2000-2 Notes in aggregate principal amount of $50,561,633. In September 2001, MFI I issued the 2001-3

                          MICROFINANCIAL INCORPORATED

Notes in aggregate principal amount of $39,397,354. Outstanding borrowings are collateralized by a specific pool of lease receivables. In September 2001, MFI II, LLC was formed and issued one series of notes, the 2001-1 Notes in aggregate principal amount of $10,000,000. Outstanding borrowings are collateralized by a specific pool of lease receivables as well as the excess cash flow from the MFI I collateral. These notes are subordinated to the three series of notes issued by MFI I.

     At December 31, 2002, the Company was in default on two of its debt covenants in its securitization agreements. The convenants that were in default with respect to the securitization agreements require that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings and a consolidated tangible net worth greater than $90 million plus 50% of net income for each fiscal quarter after June 30, 2001. Additionally per the terms of the securitization agreement, any default with respect to the senior credit facility is considered a default under the terms of the agreement. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility.

     At December 31, 2002, MFI I and MFI II, LLC had borrowings outstanding under the series of notes with the following terms:

NOTE SERIES                                                EXPIRATION   RATE   AMOUNT
-----------                                                ----------   ----   -------
MFI I
2000-1 Notes.............................................  9/16/2005    7.38%  $ 3,464
2000-2 Notes.............................................  6/16/2006    6.94%   17,983
2001-3 Notes.............................................  2/18/2008    5.58%   17,019

MFI II LLC
2001-1 Notes.............................................  2/18/2008    8.00%    3,625
                                                                               -------
     Total Outstanding...................................                      $42,091
                                                                               =======

     At December 31, 2001, MFI I and MFI II, LLC had borrowings outstanding under the series of notes with the following terms:

NOTE SERIES                                                EXPIRATION   RATE   AMOUNT
-----------                                                ----------   ----   -------
MFI I
2000-1 Notes.............................................  9/16/2005    7.38%  $19,855
2000-2 Notes.............................................  6/16/2006    6.94%   34,518
2001-3 Notes.............................................  2/18/2008    5.58%   34,160

MFI II LLC
2001-1 Notes.............................................  2/18/2008    8.00%    8,725
                                                                               -------
     Total Outstanding...................................                      $97,258
                                                                               =======

     At December 31, 2001 and 2002, the Company also had other notes payable which totaled $1,155,000 and $280,000 respectively. Of these notes, at December 2001 and 2002, $339,000 and $30,000 respectively, are notes that are due on demand and bear interest at a rate of prime less 1.00%. As of December 31, 2002, $250,000 are two-year term notes that carry an interest of 7.5%. As of December 31, 2001, the Company had $816,000 of notes which were borrowed against the cash surrender value of the life insurance policies held on key officers. These notes were all repaid as of December 31, 2002. Other notes payable included amounts due

                          MICROFINANCIAL INCORPORATED
to stockholders and directors of the Company at December 31, 2001 and 2002 of $309,000 and $250,000. Interest paid to stockholders under such notes was not material for the years ended December 31, 2001 and 2002.

  SUBORDINATED NOTES PAYABLE

     At December 31, 2001 and 2002, the Company also had subordinated debt outstanding amounting to $3,262,000. This debt is subordinated in the rights to the Company's assets to notes payable to the primary lenders as described above. Outstanding borrowings bear interest ranging from 8% to 12.5% for fixed rate financing and prime plus 3% to 4% for variable rate financing. These notes have maturity dates ranging from May 2003 to November 2007. The Company had three senior subordinated notes. The first was issued in August 1994 at 12% to a financial institution with an aggregate principal amount of $7,500,000. Cash proceeds from this note were $6,743,108, net of a discount of $756,892 which was amortized over the life of the note. This senior note required annual payments of $1,500,000 commencing on July 15, 1997 until the note matured in July 2001. The second senior subordinated note was issued in October 1996 at 12.25% to a financial institution with an aggregate principal amount of $5,000,000. This senior note required monthly payments of (i) $125,000 for the period November 1, 1998 through October 1, 2000 and (ii) $166,667 for the period November 1, 2000 until the note matured in October 1, 2001. In April 1999, this note was amended to require monthly payments of $250,000 for the period May 1, 1999 until the note matured on September 1, 2000. The third senior subordinated note was issued in October 1996 at 12.60% to a financial institution with an aggregate principal amount of $5,000,000. This senior note requires quarterly payments of $250,000 commencing on March 15, 1999 until the note matures in October 2003. The most restrictive covenants of the senior subordinated note agreements have minimum net worth and interest coverage ratio requirements and restrictions on payment of dividends.

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

     At December 31, 2001 and 2002, subordinated notes payable included $727,000 due to stockholders, officers and directors. Interest paid to stockholders, officers and directors under such notes, at rates ranging between 8% and 12%, amounted to $8,500, $53,700, and $84,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

  REPAYMENT SCHEDULE

     At December 31, 2002, the repayment schedule for outstanding notes and subordinated notes is as follows:

                     FOR THE YEAR ENDED
                        DECEMBER 31,
                     ------------------
2003........................................................  $ 83,677
2004........................................................    51,397
2005........................................................    34,515
2006........................................................     2,600
Thereafter..................................................        --
                                                              --------
     Total..................................................  $172,189
                                                              ========

                          MICROFINANCIAL INCORPORATED

     It is estimated that the carrying amounts of the Company's borrowings under its variable rate revolving credit agreements approximate their fair value. The fair value of the Company's short-term and long-term fixed rate borrowings is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2001 and 2002, the aggregate carrying value of the Company's fixed rate borrowings was approximately $101,336,000, and $45,603,000 respectively, with an estimated fair value of approximately $102,049,000, and $45,562,000 respectively.

F.  REDEEMABLE PREFERRED STOCK:

     At December 2001 and 2002, the Company had authorized 5,000,000 shares of preferred stock ("preferred stock") with a par value of $0.01 of which zero shares were issued and outstanding.

G.  STOCKHOLDERS' EQUITY:

  COMMON STOCK

     The Company had 25,000,000 authorized shares of common stock with a par value of $.01 per share of which 13,410,646 shares were issued and outstanding at December 31, 2001 and 2002.

  TREASURY STOCK

     The Company had 588,700 shares of common stock in treasury at December 31, 2001 and 2002.

  STOCK OPTIONS

     In 1987, the Company adopted its 1987 Stock Option Plan (the "Plan") which provided for the issuance of qualified or nonqualified options to purchase shares of the Company's common stock. In 1997, the Company's Board of Directors approved an amendment to the plan, as a result of the June 16, 1997 stock split. Pursuant to this amendment, the aggregate number of shares issued could not exceed 1,220,000 and the exercise price of any outstanding options issued pursuant to the Plan would be reduced by a factor of ten and the number of outstanding options issued pursuant to the Plan would be increased by a factor of ten. The Company adopted the 1998 Equity Incentive Plan (the "1998 Plan") on July 9, 1998. The 1998 Plan permits the Compensation Committee of the Company's Board of Directors to make various long-term incentive awards, generally equity-based, to eligible persons. The Company reserved 4,120,380 shares of its common stock for issuance pursuant to the 1998 Plan. Qualified stock options, which are intended to qualify as "incentive stock options" under the Internal Revenue Code, may be issued to employees at an exercise price per share not less than the fair value of the common stock at the date granted as determined by the Board of Directors. Nonqualified stock options may be issued to officers, employees and directors of the Company as well as consultants and agents of the Company at an exercise price per share not less than fifty percent of the fair value of the common stock at the date of grant as determined by the Board. The vesting periods and expiration dates of the grants are determined by the Board of Directors. The option period may not exceed ten years.

                          MICROFINANCIAL INCORPORATED

     The following summarizes the stock option activity:

                                                                                       WEIGHTED-
                                                                                        AVERAGE
                                                    SHARES       PRICE PER SHARE     EXERCISE PRICE
                                                   ---------   -------------------   --------------
Outstanding at December 31, 1999.................    936,920   $0.6375 to $13.544       $11.357
Exercised........................................    (62,920)   $0.6375 to $1.95        $ 1.889
Canceled.........................................    (10,000)        $12.313            $12.313
Granted..........................................    730,000         $9.781             $ 9.781
                                                   ---------
Outstanding at December 31, 2000.................  1,594,000    $1.95 to $13.544        $11.003
Exercised........................................    (96,000)   $1.95 to $13.125        $ 8.439
Canceled.........................................   (112,000)  $9.78125 to $13.125      $11.214
Granted..........................................    650,000     $9.48 to $13.10        $11.708
                                                   ---------
Outstanding at December 31, 2001.................  2,036,000    $9.48 to $13.544        $11.337
                                                   ---------
Canceled.........................................   (391,000)   $6.70 to $13.544        $11.184
Granted..........................................  1,350,000     $1.585 to $6.70        $ 3.555
                                                   ---------
Outstanding at December 31, 2002.................  2,995,000    $1.585 to $13.544       $ 7.849
                                                   =========

     The options vest over five years and are exercisable only after they become vested. At December 31, 2000, 2001 and 2002, 200,000, 414,000 and 876,000,
respectively, of the outstanding options were fully vested.

     At December 31, 2001 and 2002, 2,036,000 and 2,995,000 shares, respectively, of common stock were reserved for common stock option exercises.

     Information relating to stock options at December 31, 2002, summarized by exercise price, is as follows:

                   OUTSTANDING                                EXERCISABLE
-------------------------------------------------      -------------------------
                                      WEIGHTED-          WEIGHTED-
                                       AVERAGE            AVERAGE
   EXERCISE PRICE        SHARES      LIFE (YEARS)      EXERCISE PRICE    SHARES
--------------------    ---------    ------------      --------------    -------
$         12.3125         581,391        6.15             $12.3125       345,635
$         13.5440          40,609        6.15             $13.5440        24,365
$         12.0625          10,000        6.58             $12.0625         6,000
$          9.7813         608,000        7.15             $ 9.7813       242,000
$         13.1000         260,000        8.14             $13.1000        52,000
$          9.4800         200,000        8.87             $ 9.4800        40,000
$          6.7000         465,000        9.17             $ 6.7000            --
$          1.5850         830,000        9.91             $ 1.5850       166,000
                        ---------                                        -------
$1.585 to $13.544       2,995,000        8.22             $ 9.5303       876,000
                        =========                                        =======

                          MICROFINANCIAL INCORPORATED

H.  INCOME TAXES:

     The provision (benefit) for income taxes consists of the following:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          2000        2001        2002
                                                        --------    --------    ---------
Current:
  Federal.............................................  $ 7,109     $ 7,633     $ (7,198)
  State...............................................    1,659       1,000         (872)
                                                        -------     -------     --------
                                                          8,768       8,633       (8,070)
                                                        -------     -------     --------
Deferred:
  Federal.............................................    5,532       1,256       (4,685)
  State...............................................      949         215       (1,980)
                                                        -------     -------     --------
                                                          6,481       1,471       (6,665)
                                                        -------     -------     --------
          Total.......................................  $15,249     $10,104     $(14,735)
                                                        =======     =======     ========

     At December 31, 2001 and 2002, the components of the net deferred tax liability were as follows:

                                                                2001       2002
                                                              --------   ---------
Deferred tax assets:
Allowance for credit losses.................................  $ 19,181   $  17,353
Lease receivable and unearned income........................     7,159      59,582
State NOL and other state attributes........................         0       1,249
                                                              --------   ---------
     Total deferred tax asset...............................  $ 26,340   $  78,184
                                                              ========   =========
Deferred tax liabilities:
Residual value..............................................  $ (8,677)  $  (8,428)
Initial direct cost.........................................    (4,470)     (4,013)
State refunds...............................................         0        (432)
Depreciation and amortization...............................   (43,665)    (89,117)
                                                              --------   ---------
     Total deferred tax liability...........................  $(56,812)  $(101,990)
                                                              ========   =========
     Net deferred tax liability.............................  $(30,472)  $ (23,806)
                                                              ========   =========

     A valuation allowance against the deferred tax assets is not considered necessary, because it is more likely than not that the deferred tax assets will be fully realized.

     At December 31, 2002, the Company had state loss carryforwards of $8,800,000 which may be used to offset future income. These loss carryforwards are available for use against future state income until they expire between the years 2007 and 2022.

                          MICROFINANCIAL INCORPORATED

     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                              2000     2001      2002
                                                              -----    -----    ------
Federal statutory rate......................................  35.00%   35.00%   (35.00)%
State income taxes, net of federal benefit..................   5.60%    4.60%    (5.38)%
Nondeductible expenses and other............................   1.60%   (1.40)%    0.38%
                                                              -----    -----    ------
Effective income tax rate...................................  42.20%   38.20%   (40.00)%
                                                              =====    =====    ======

I.  COMMITMENTS AND CONTINGENCIES:

  OPERATING AND CAPITAL LEASES

     The Company's lease for its facility in Waltham, Massachusetts, expires in 2004. This lease contains one five-year renewal option with escalation clauses for increases in the lessor's operating costs. The Company's lease for its facilities in Newark, California expires in 2005. The Company's lease for its facilities in Woburn, Massachusetts, expires in 2003. The Company has vacated the facilities in Newark, California and Herndon, Virginia and is in the process of negotiating early termination of the outstanding leases.

     The Company also has entered into various operating lease agreements ranging from three to four years for additional office equipment. At December 31, 2002, the future minimum lease payments under noncancelable operating leases with remaining terms in excess of one year are as follows:

FOR THE YEARS ENDED
DECEMBER 31,
-------------------
2003........................................................  $1,776
2004........................................................     867
2005........................................................     227
2006........................................................      --
                                                              ------
     Total..................................................  $2,870
                                                              ======

     Rental expense under operating leases totaled $1,557,000, $1,998,000, and $2,321,000 for the years ended December 31, 2000, 2001, and 2002, respectively. Rental expense for the year ended 2002 includes $316,000 for the net present value for the remaining lease payments on office space that is currently not being utilized.

                          MICROFINANCIAL INCORPORATED

     The Company has entered into various capital lease agreements ranging from three to four years for office equipment, computer equipment and telecommunication systems. At December 31, 2002, future minimum lease payments under capital leases were as follows:

FOR THE YEARS ENDED
DECEMBER 31,
-------------------
2003........................................................  $272
2004........................................................   180
2005........................................................    55
2006........................................................    --
                                                              ----
Total minimum lease payments................................   507
Less amounts representing interest..........................   (36)
                                                              ----
     Total..................................................  $471
                                                              ====

  LEGAL MATTERS

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

     A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. Premier has asserted a counterclaim against the Company for Seven Hundred Sixty Nine Million Three Hundred Fifty Thousand dollars ($769,350,000) in actual and consequential damages, and for Five Hundred Million Dollars ($500,000,000) in punitive damages, plus interest, cost and attorney's fees. The counterclaim is based upon an alleged representation by the Company that it would lend Premier an additional Forty-Five Million Dollars ($45,000,000), when all documents evidencing the Premier loan refer only to the Twelve Million ($12,000,000) amount actually loaned and not repaid. The Company denies any liability on the counterclaim, which the Company is vigorously contesting. The Company's motion for summary judgment seeking dismissal of the counterclaim and the award of full damages on the Company's claims was denied by Court Order, without a written decision. The Company's motion for the appointment of a special master was also denied without a written decision. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

     B. On January 29, 2002, Leasecomm was served with an Amended Complaint ("Complaint") in an action entitled People v. Roma Computer Solutions, Inc., et al., Ventura County Superior Court Case No. CIV207490. The Complaint asserts two claims, one for violation of the California Business Professions Code Section 17500 (false advertising), and the other for violation of the California Business and Professions Code Section 17200 (unfair or unlawful acts or practices). The claims arise from the marketing and selling activities of other defendants, including Roma Computer Solutions, Inc., and/or Maro Securities, Inc. The Complaint seeks to have Leasecomm held liable for the acts of other defendants, alleging that Leasecomm

                          MICROFINANCIAL INCORPORATED
directly participated in those acts and received proceeds and the assignment of lease contracts as a result of those acts. The Complaint requests injunctive relief, rescission, restitution, and a civil penalty. The Company has filed an Answer denying the claims. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse affect.

     C. On May 8, 2000, Plaintiff Efraim Bason brought an action in the Supreme Court of the State of New York, County of Nassau, seeking compensatory damages in the amount of $450,000 and punitive damages under various legal theories for Leasecomm's refusal to promptly release him from an equipment lease to which he claims his name was forged (the "Bason Complaint"). The Bason Complaint alleged that Leasecomm's failure to promptly release him from the lease, and subsequent negative reports to credit agencies, ruined his credit and prevented him from securing certain financing that he allegedly needed to purchase merchandise which he claims he could have then re-sold at a $450,000 profit. Leasecomm has subsequently settled this matter with Court approval.

     D. On January 29, 2002, Leasecomm was served with an Amended Complaint ("Complaint") in an action entitled Rae Lynn Copitka v. Leasecomm Corp., et al., Travis County (Texas) District Court Case No. GN-102292. The Complaint asserts that the original action, filed mid-2001 by a single plaintiff should proceed as a class action. In the original action, Ms. Copitka sought to rescind her finance lease with Leasecomm and to recover economic damages arising from prior payments under the lease. Ms. Copitka alleges that her proposed class includes all persons in Texas who have executed Leasecomm finance leases for "virtual terminal" type credit card software during the years 1998, 1999, 2000, and 2001. On November 25, 2002 Leasecomm and E-Commerce Exchange agreed to settle the case with Ms. Copitka and a class of residents of Texas who leased Quickcommerce or QuickcommercePro software licenses from Leasecomm. The Travis County District Court entered its order approving the class settlement and entered its final judgement in the case on January 24, 2003. Leasecomm has satisfied its obligations under the Settlement, and the time to appeal has expired.

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

     The Court granted final approval of the class action Settlement on December 2, 2002. Leasecomm has satisfied its obligations under the Settlement, and the time to appeal has expired. The Court retains jurisdiction to oversee any issues that may arise regarding administration of the settlement.

     F. In October, 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. sec. 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the

                          MICROFINANCIAL INCORPORATED

Complaint on January 31, 2003, and expects that the Motion will be argued sometime after May 6, 2003. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

     G. On March 31, 2002, plaintiffs Robert Hayden and Renono Wesley filed a Complaint against Leasecomm Corporation alleging a violation of California Business & Professions Code Section 17200. The Complaint was filed on behalf of Hayden and Wesley individually, on behalf of a class of people similarly situated, and on behalf of the general public. The case is venued in San Francisco Superior Court. Specifically, plaintiffs allege that Leasecomm's practice of filing suits against lessees in Massachusetts courts constitutes an unfair business practice under California law. On March 12, 2003, the San Francisco County Superior Court granted Leasecomm's Motion to dismiss this action.

     H. On August 22, 2002 plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. On March 31, 2003 the trial court entered an Order denying the Company's Motion to Dismiss. This Order is currently being reviewed and in all likelihood will be appealed to the Alabama Supreme Court. The appeal must be filed within 45 days of the entry of the Order. Should the appeal not be filed or should the Company otherwise be unsuccessful with its appeal the discovery in this case would commence with the first efforts being directed toward the Class Certification issues. The Company continues to deny any wrongdoing and plans to vigorously defend this claim. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

     I. In March, 2003, an action was filed by a shareholder against the Company in United States District Court asserting a single count of common law fraud and constructive fraud. The complaint alleges that the shareholder was defrauded by untrue statements made to him by management, upon which he relied in the purchase of Company stock for himself and for others. The complaint seeks damages in an unspecified amount. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

     J. In March, 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. The complaint asserts claims for declaratory relief, rescission, civil conspiracy, usury, breach of fiduciary duty, and violation of Massachusetts General Laws Chapter 93A, Section 11 ("Chapter 93A"). The claims concern the validity, enforceability, and alleged unconscionability of agreements provided through the dealer, including a Leasecomm lease, to acquire on line credit card processing services. The complaint seeks rescission of the lease agreements with Leasecomm, restitution, multiple damages and attorneys fees under Chapter 93A, and injunctive relief. Because of the uncertainties inherent in litigation we cannot predict whether the outcome will have a material adverse effect.

     Leasecomm has been served with Civil Investigative Demands by the Offices of the Attorney General for the states of Kansas, Illinois, Florida, and Texas, and for the Commonwealth of Massachusetts. Those Offices of the Attorney General, in conjunction with the Northwest Region Office of the Federal Trade Commission, the Offices of the Attorney General for North Carolina and North Dakota, and the Ventura County, California, District Attorney's Office, have informed Leasecomm that they are seeking to coordinate their investigations (collectively, the "Government Investigators"). At this time, the principal focus of the investigations appears to be software license leases (principally virtual terminals) and leases from certain

                          MICROFINANCIAL INCORPORATED
vendor/dealers whose activities included business opportunity seminars. Leasecomm has further been informed that the investigations cover certain lease provisions, including the forum selection clause and language concerning the non-cancellability of the lease. In addition, the investigations include, among other things, whether Leasecomm's lease termination, or rollover, provisions, are legally sufficient; whether a Leasecomm lease is an enforceable lease; whether there were potential problems with its leases of which Leasecomm had knowledge; whether the leases are enforceable in accordance with their terms; whether three day right of rescission notices were required and, if required, whether proper notices were given; whether any lease prices were unconscionable; whether the lease of a software license is the lease of a service, not a good; whether any lease of satellites or computers are leases to consumers which must comply with certain consumer statutes; whether electronic fund transfer payments pursuant to a lease violate Reg. E; whether any Leasecomm billing and collection practices or charges are unreasonable, or constitute unfair or deceptive trade practices; whether Leasecomm's course of dealings with its vendors/dealers makes Leasecomm liable for any of the activities of its vendors/dealers. In April, 2002, Leasecomm and the Government Investigators entered into provisional relief and tolling agreements which provide for Leasecomm to take certain interim actions, temporarily stop the running of the statute of limitations as of January 29, 2002, and require advance notice by Leasecomm of its withdrawal from the provisional relief agreement and advance notice by each of the Government Investigators of its intention to commence legal action. The tolling agreement has been extended several times and is set to expire in May, 2003.

     In February, 2003, Leasecomm received a Civil Investigative Demand from the Office of the Attorney General, State of Washington, to which a response is currently due in April, 2003. The Civil Investigative Demand concerns an investigation of monitoring agreements between Priority One, Inc. and various State of Washington consumers, as to which Leasecomm appears to be the assignee of the right to receive monthly payments.

     Since the investigations are in process, and no legal action has been commenced against Leasecomm, there can be no assurance as to the eventual outcome.

  INDEMNITIES

     In the normal course of its business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The foregoing agreements generally do not contain any limits on the Company's liability and therefore, it is not possible to estimate the Company's potential liability under these indemnities.

     The Company has entered into agreements relating to the acquisition of assets, each of which contains indemnities in favor of third parties that are customary to such commercial transactions. It is not possible to estimate the Company's potential liability for these indemnities due to the nature of these indemnities.

     In certain cases, the Company has recourse against third parties with respect to the foresaid indemnities and the Company also maintains insurance policies that may provide coverage against certain of these claims.

J.  EMPLOYEE BENEFIT PLAN:

     The Company has a defined contribution plan under Section 401 (k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are eligible to contribute up to 15% of their gross salary. The Company will contribute $.50 for every $1.00 contributed by an employee up to 3% of the employee's salary. Vesting in the Company contributions is over a five-year period based upon 20% per year. The Company's contributions to the defined contribution plan were $142,700, $89,100, and $135,300 for the years ended December 31, 2000, 2001, and 2002, respectively. A Director of the Company is an Officer of the company that is the Plan custodian and record keeper.

                          MICROFINANCIAL INCORPORATED

K.  CONCENTRATION OF CREDIT RISK:

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of lease and loan receivables and cash and cash equivalent balances. To reduce the risk to the Company, credit policies are in place for approving leases and loans, and lease pools are monitored by management. In addition, the cash and cash equivalents are maintained with several high-quality financial institutions.

     One dealer accounted for approximately 10.6%, 4.5%, and .22% of all originations during the years ended December 31, 2000, 2001, and 2002, respectively. Another dealer accounted for approximately 4.89%, 7.38%, and 10.98% of all originations during the years ended December 31, 2000, 2001, and 2002, respectively. No other dealer accounted for more than 10% of the Company's origination volume during the years ended December 31, 2000, 2001, or 2002.

     The Company originates and services leases, contracts and loans in all 50 states of the United States and its territories. As of December 31, 2001 and 2002, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 42% of the Company's portfolio. Only California accounted for more than 10% of the total portfolio as of December 31, 2001 and 2002 at approximately 14%. None of the remaining states accounted for more than 4% of such total.

L.  RELATED-PARTY TRANSACTIONS:

     The Company had notes receivable from officers and employees of $68,000 at December 31, 2001. During 1997 and 1998, the Company issued notes to certain officers and employees in connection with the exercise of common stock options amounting to $150,000 and $144,000 respectively, in exchange for recourse loans with fixed maturity dates prior to the expiration date of the original grant. These notes are non-interest bearing unless the principal amount thereof is not paid in full when due, at which time interest will accrue at a rate per annum equal to the prime rate plus 4.0%. All principal amounts outstanding under these notes is due in full on the earlier of the end of employment or the expiration date. As of December 31, 2002, the notes were paid in full. No new notes were issued during 2001 or 2002.

     Other notes payable includes amounts due to stockholders of the Company at December 31, 2001 and 2002 of $309,000 and $250,000. Interest paid to stockholders under such notes was not material for the years ended December 31, 2001 and 2002.

     At December 31, 2001 and 2002, subordinated notes payable included $727,000 due to stockholders, officers and directors. Interest paid to stockholders, officers and directors under such notes, at rates ranging between 8% and 12%, amounted to $8,500, $53,700, and $84,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

                          MICROFINANCIAL INCORPORATED

M.  SELECTED QUARTERLY DATA (UNAUDITED):

     The following is a summary of the unaudited quarterly results of operations of the Company for 2001 and 2002.

                                                2001                                     2002
                                -------------------------------------   ---------------------------------------
                                 FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND      THIRD     FOURTH
                                QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER    QUARTER    QUARTER
                                -------   -------   -------   -------   -------   -------   ---------   -------
Revenues:
  Income on leases and
    loans.....................  $18,731   $18,060   $18,105   $16,036   $15,235   $13,791   $  12,819   $11,167
  Income on service contracts
    rental and fees...........   20,611    20,491    21,204    20,853    20,050    19,170      17,730    16,860
                                -------   -------   -------   -------   -------   -------   ---------   -------
        Total revenues........   39,342    38,551    39,309    36,889    35,285    32,961      30,549    28,027
                                -------   -------   -------   -------   -------   -------   ---------   -------
Expenses:
  Selling general and
    administrative............   11,903    10,658    10,900    11,438    12,574    11,409      10,306    11,246
  Provision for credit
    losses....................   10,266    11,819    15,064    16,943    10,964    10,824      44,672    22,488
  Depreciation and
    amortization..............    3,442     3,640     3,618     3,678     3,639     4,851       5,713     4,182
  Interest....................    4,370     3,493     3,444     2,994     2,747     2,618       2,458     2,964
                                -------   -------   -------   -------   -------   -------   ---------   -------
        Total expenses........   29,981    29,610    33,026    35,053    29,924    29,702      63,149    40,880
                                -------   -------   -------   -------   -------   -------   ---------   -------
  Income (loss) before
    provision for income
    taxes.....................    9,361     8,941     6,283     1,836     5,361     3,259     (32,600)  (12,853)
                                -------   -------   -------   -------   -------   -------   ---------   -------
  Net Income (loss)...........  $ 5,419   $ 5,179   $ 3,639   $ 2,080   $ 3,216   $ 1,955   ($ 19,558)  ($7,711)
                                =======   =======   =======   =======   =======   =======   =========   =======
  Net Income (loss) per common
    share -- basic............     0.43      0.41      0.28      0.16      0.25      0.15       (1.53)    (0.60)
  Net Income (loss) per common
    share -- diluted..........     0.42      0.40      0.28      0.16      0.25      0.15       (1.53)    (0.60)
  Dividends per common
    share.....................    0.045     0.050     0.050     0.050     0.050     0.050       0.050        --

                          MICROFINANCIAL INCORPORATED

N.  CONSOLIDATING BALANCE SHEET (UNAUDITED):

     The following outlines the leases and other assets that have been transferred to special purpose entities, MFI Finance Corp I and MFI Finance Corp II, LLC.

                                                              ELIMINATING   CONSOLIDATED             ELIMINATING   MICROFINANCIAL
                            LEASECOMM   MFI FC I   MFI FCII     ENTRIES      LEASECOMM       MFI       ENTRIES      CONSOLIDATED
                            ---------   --------   --------   -----------   ------------   -------   -----------   --------------
ASSETS:
  Net investment in leases
    and loans:
    Receivables due in
      installments........   291,684     42,362        577                    334,623                                 334,623
    Estimated residual
      value...............    30,754                                           30,754                                  30,754
    Initial direct
      costs...............     4,081        810                                 4,891                                   4,891
    Loans receivable......     1,501                                            1,501        1,028        (733)         1,796
    Less:
      Advance lease
        payments and
        deposits..........       (53)       (42)        (1)                       (96)                                    (96)
      Unearned income:....   (57,363)   (10,210)        (1)                   (67,574)                                (67,574)
      Allowance for credit
        losses............   (62,751)    (6,323)      (220)                   (69,294)                                (69,294)
                             -------    -------     ------      -------       -------      -------    --------        -------
  Net investment in leases
    and loans:............   207,853     26,597        355           --       234,805        1,028        (733)       235,100
                             -------    -------     ------      -------       -------      -------    --------        -------
  Investment in service
    contracts, net........    14,463                                           14,463                                  14,463
  Cash and cash
    equivalents...........     5,515                                            5,515          (21)                     5,494
  Restricted cash.........               17,697        819                     18,516                                  18,516
  Property and equipment,
    net...................     5,426      1,139         59                      6,624        2,402                      9,026
  Investment in
    subsidiary............    43,974                            (43,974)           --       65,115     (65,115)            --
  Other assets............     2,652        871          5                      3,528       43,010     (42,704)         3,834
  Income taxes
    receivable............        --                                               --        8,652                      8,652
                             -------    -------     ------      -------       -------      -------    --------        -------
        Total assets:.....   279,883     46,304      1,238      (43,974)      283,451      120,186    (108,552)       295,085
                             =======    =======     ======      =======       =======      =======    ========        =======
LIABILITIES:
  Notes payable...........   126,621     38,466      3,625                    168,712          280         (65)       168,927
  Subordinated notes
    payable...............                                                         --        3,262                      3,262
  Notes payable to
    parent................       733                                              733                     (733)            --
  Capitalized lease
    obligations...........                                                         --          471                        471
  Accounts Payable........    84,565    (33,690)    (4,875)                    46,000          544     (42,704)         3,840
  Other liabilities.......     6,565         10         32                      6,607          169                      6,776
  Income taxes payable....    (2,877)                                          (2,877)       4,277                      1,400
  Deferred tax
    liability.............                                                         --       23,806                     23,806
                             -------    -------     ------      -------       -------      -------    --------        -------
        Total
          Liabilities:....   215,607      4,786     (1,218)          --       219,175       32,809     (43,502)       208,482
                             -------    -------     ------      -------       -------      -------    --------        -------
Stockholders' Equity:
  Common Stock:...........         1                                                1          134          (1)           134
  Additional
    Paid-In-Capital.......       207                                              207       47,723        (207)        47,723
  Retained Earnings.......    64,068     41,517      2,457      (43,974)       64,068       45,863     (64,842)        45,089
  Treasury Stock..........                                                         --       (6,343)                    (6,343)
                             -------    -------     ------      -------       -------      -------    --------        -------
        Total
          Stockholders'
          Equity:.........    64,276     41,517      2,457      (43,974)       64,276       87,377     (65,050)        86,603
                             -------    -------     ------      -------       -------      -------    --------        -------
        Total Equity and
          Liabilities:....   279,883     46,303      1,239      (43,974)      283,451      120,186    (108,552)       295,085
                             =======    =======     ======      =======       =======      =======    ========        =======

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

                          MICROFINANCIAL INCORPORATED

The contribution of such assets under the terms of such financings are intended to constitute "true sales" of such assets for bankruptcy purposes (meaning that such assets are legally isolated from Leasecomm Corporation). However, the special purpose entities to which such assets are contributed are not "qualifying special purpose entities" within the meaning SFAS No. 140, and are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment.

O.  SUBSEQUENT EVENTS

     On January 3, 2003 the Company entered into a Forbearance and Modification agreement with its lenders with respect to the credit facility. This agreement expired on February 7, 2003. The Company entered into a long-term agreement with its lenders on April 14, 2003. This long-term agreement waives the covenant defaults described more fully in Note E, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, the Company is obligated to repay a minimum of $54 million, plus applicable interest, over the next twelve months.

     On February 7, 2003, the Company offered non-director employees and executives who had been granted stock options in the past the opportunity to cancel any of the original option agreements in exchange for a grant of shares of restricted stock. All option awards subject to the offer were converted to restricted stock. In connection with this offer, on February 12, 2003, 1,325,000 options converted to 319,854 shares of common stock. As of March 31, 2003, 63,971 of these shares were fully vested.

     On February 18, 2003, the Company repaid $2.4 million in principal plus accrued interest for the MFI Finance I series 2000-1 notes utilizing the clean up call provision under its securitizations. The re-payment was made using cash previously classified as restricted.

     The Company is in the process of moving its headquarters from Waltham, Massachusetts to its facility in Woburn, Massachusetts.