Form 10-Q
period 2003-03-31
MICROFINANCIAL INC
filed 2003-05-15
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2003

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

                       10 M Commerce Way, Woburn, MA 01801
                    (Address of Principal Executive Offices)

                                 (781) 994-4800
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of May 2, 2003, 13,126,416 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS

                                                                                    Page
Part I                  FINANCIAL INFORMATION

         Item 1     Financial Statements (unaudited):
                      Condensed Consolidated Balance Sheets
                         December 31, 2002 and March 31, 2003                         3
                      Condensed Consolidated Statements of Operations
                        Three months ended March 31, 2002 and 2003                    4
                      Condensed Consolidated Statements of Cash Flows
                        Three months ended March 31, 2002 and 2003                    5
                      Notes to Condensed Consolidated Financial Statements            7

         Item 2     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                            14

         Item 3     Quantitative and Qualitative Disclosures about Market Risk       19

         Item 4     Controls and Procedures                                          19

Part II                 OTHER INFORMATION

         Item 1     Legal Proceedings                                                20

         Item 3     Recent Sales of Unregistered Securities                          22

         Item 5     Other Information                                                22

         Item 6     Exhibits and Reports on Form 8-K                                 23

         Signatures                                                                  24

         Certifications                                                              25

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   December 31,   March 31,
                                                                                   ------------   ---------
                                                                                      2002          2003
                                                                                      ----          ----
                                                    ASSETS

Net investment in leases and loans:
     Receivables due in installments                                               $   334,623   $   299,442
     Estimated residual value                                                           30,754        28,404
     Initial direct costs                                                                4,891         4,057
     Loans receivable                                                                    1,796         1,783
     Less:
        Advance lease payments and deposits                                                (96)          (77)
        Unearned income                                                                (67,574)      (55,666)
        Allowance for credit losses                                                    (69,294)      (66,359)
                                                                                   -----------   -----------
Net investment in leases and loans                                                 $   235,100   $   211,584
Investment in service contracts                                                         14,463        12,843
Cash and cash equivalents                                                                5,494         9,803
Restricted cash                                                                         18,516        14,419
Property and equipment, net                                                              9,026         8,103
Income taxes receivable                                                                  8,652         8,652
Other assets                                                                             3,834         4,288
                                                                                   -----------   -----------
         Total assets                                                              $   295,085   $   269,692
                                                                                   ===========   ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                                      $   168,927   $   145,191
Subordinated notes payable                                                               3,262         3,262
Capitalized lease obligations                                                              471           356
Accounts payable                                                                         3,840         3,945
Other liabilities                                                                        6,776         6,343
Income taxes payable                                                                     1,400         1,392
Deferred income taxes payable                                                           23,806        23,303
                                                                                   -----------   -----------
         Total liabilities                                                             208,482       183,792
                                                                                   -----------   -----------
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued at 12/31/02 and 3/31/03                                             -             -
     Common stock, $.01 par value; 25,000,000 shares authorized; 13,410,646
        and 13,730,500 shares issued at 12/31/02 and 3/31/03, respectively                 134           137
     Additional paid-in capital                                                         47,723        47,977
     Retained earnings                                                                  45,089        44,334
     Treasury stock (588,700 shares of common stock at 12/31/02
        and 3/31/03), at cost                                                           (6,343)       (6,343)
     Unearned compensation                                                                   0          (205)
                                                                                   -----------   -----------
         Total stockholders' equity                                                     86,603        85,900
                                                                                   -----------   -----------
         Total liabilities and stockholders' equity                                $   295,085   $   269,692
                                                                                   ===========   ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                          2002          2003
                                                          ----          ----
Revenues:
       Income on financing leases and loans           $    15,235   $     9,821
       Income on service contracts                          2,395         2,251
       Rental income                                        9,863         8,547
       Loss and damage waiver fees                          1,526         1,483
       Service fees and other                               6,266         3,469
                                                      -------------------------
             Total revenues                                35,285        25,571
                                                      -------------------------

Expenses:
       Selling general and administrative                  12,574         9,131
       Provision for credit losses                         10,964        10,799
       Depreciation and amortization                        3,639         4,270
       Interest                                             2,747         2,629
                                                      -------------------------
             Total expenses                                29,924        26,829
                                                      -------------------------

Income/(loss) before provision for income taxes             5,361        (1,258)
Provision/(benefit) for income taxes                        2,145          (503)
                                                      -------------------------

Net income/(loss)                                     $     3,216  ($       755)
                                                      =========================

Net income/(loss) per common share - basic            $      0.25  ($      0.06)
                                                      =========================

Net income/(loss) per common share - diluted          $      0.25  ($      0.06)
                                                      =========================

Weighted-average shares used to compute:
         Basic net income per share                    12,821,946    12,854,642
                                                      -------------------------
         Fully diluted net income per share            12,853,061    12,854,642
                                                      -------------------------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 For the three months ended
                                                                         March 31,
                                                                 --------------------------
                                                                     2002          2003
                                                                     ----          ----
Cash flows from operating activities:
   Cash received from customers                                  $    46,729   $    39,652
   Cash paid to suppliers and employees                              (11,642)      (10,796)
   Cash paid for income taxes                                           (988)           (8)
   Interest paid                                                      (2,310)       (3,181)
   Interest received                                                     154            44
                                                                 -------------------------
         Net cash provided by operating activities                    31,943        25,711
                                                                 -------------------------

Cash flows from investing activities:
   Investment in lease contracts                                     (20,027)       (1,423)
   Investment in inventory                                            (1,018)          (71)
   Investment in direct costs                                         (1,296)         (125)
   Investment in service contracts                                    (2,326)            0
   Investment in fixed assets                                           (138)          (50)
   Repayment of notes from officers                                       10             0
                                                                 -------------------------
         Net cash used in investing activities                       (24,795)       (1,669)
                                                                 -------------------------

Cash flows from financing activities:
   Proceeds from secured debt                                          9,300             0
   Repayment of secured debt                                         (14,218)      (23,736)
   Proceeds from short term demand notes payable                         (85)            0
   (Increase) decrease in restricted cash                                 98         4,097
   Repayment of capital leases                                          (101)          (95)
   Payment of dividends                                                 (642)            0
                                                                 -------------------------
                         Net cash used in financing activities        (5,648)      (19,734)
                                                                 -------------------------

Net (decrease) increase in cash and cash equivalents:                  1,500         4,309
Cash and cash equivalents, beginning of period                           146         5,494
                                                                 -------------------------

Cash and cash equivalents, end of period                         $     1,646   $     9,803
                                                                 =========================

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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)

                                                                 For the three months ended
                                                                         March 31,
                                                                 --------------------------
                                                                     2002          2003
                                                                     ----          ----
Reconciliation of net income to net cash provided
   by operating activities:

   Net income (loss)                                             $     3,216   ($      755)
   Adjustments to reconcile net income to cash
     provided by operating activities
     Depreciation and amortization                                     3,639         4,270
     Provision for credit losses                                      10,964        10,799
     Recovery of equipment cost and residual value,
         net of revenue recognized                                    12,203        12,411
     Decrease in current taxes                                          (988)         (172)
     Decrease (increase) in deferred income taxes                      2,145          (503)
   Change in assets and liabilities:
     Increase (decrease) in other assets                                 416          (563)
     Increase (decrease) in accounts payable                             (16)          105
     Increase in accrued liabilities                                     364           119
                                                                 -------------------------
         Net cash provided by operating activities               $    31,943   $    25,711
                                                                 =========================

Supplemental disclosure of noncash activities:
   Accrual of common stock dividends                             $       641   $         0

   The accompanying notes are an integral part of the condensed consolidated financial statements.

(A)      Nature of Business:

         MicroFinancial Incorporated (the "Company") which operates primarily through its wholly-owned subsidiary, Leasecomm Corporation, is a specialized commercial finance company that primarily leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $15,000 with an average amount financed of approximately $3,500 and an average lease term of 38 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company funded its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and on balance sheet securitizations.

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

         In an effort to improve its financial position, MicroFinancial has taken certain steps including the engagement of a financial and strategic advisory firm, Triax Capital Advisors, LLC. Management and its advisors are actively considering various financing, restructuring and strategic alternatives. In addition, Management has taken steps to reduce overhead, including a reduction in headcount from 380 at December 31, 2001 to 203 at December 31, 2002. During the three months ended March 31, 2003, the employee headcount was further reduced to 186 in a continued effort to maintain an appropriate cost structure.

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

(B)      Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the

Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002. The results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         The following table sets forth the Company's allowance for credit losses as of December 31, 2002 and March 31, 2003 and the related provision, charge-offs and recoveries for the three months ended March 31, 2003.

Balance of allowance for credit losses at December 31, 2002                $  69,294
                                                                           =========
Provision for credit losses                                      10,799
 Total provisions for credit losses                                           10,799
Charge-offs                                                      16,348
Recoveries                                                        2,614
                                                                 ------
 Charge-offs, net of recoveries                                               13,734
                                                                           ---------
Balance of allowance for credit losses at March 31, 2003                   $  66,359
                                                                           =========

Earnings Per Share:

     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Dilutive net income per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. Options to purchase 1,936,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2002, because their effects were antidilutive. All stock options and unvested restricted stock were excluded from the computation of dilutive earnings per share for the three months ended March 31, 2003, because their inclusion would have had an antidilutive effect on earnings per share.

                                               For three months ended
                                                     March 31,
                                             --------------------------
                                                2002            2003
Net income (loss)                            $     3,216   ($      755)
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net income per common share           12,821,946    12,854,642
   Dilutive effect of common stock
     options                                      31,115             -
                                             --------------------------
Shares used in computation of net
   income per common share -
   assuming dilution                          12,853,061    12,854,642
                                             --------------------------

Net income (loss) per common share           $      0.25   ($     0.06)
Net income (loss) per common share
      assuming dilution                      $      0.25   ($     0.06)

Stock-based Employee Compensation

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic-value method, there is no related compensation expense recorded in the Company's financial statements. The Company follows the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that compensation under a fair value method be determined using the Black-Scholes option-pricing model and disclosed in a pro forma effect on earnings and earnings per share. The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The current period amortization of deferred compensation expense relating to the restricted stock awards granted on February 12, 2003 is reflected in net income. No other stock-based employee compensation cost is reflected in net income, as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in a variable compensation costs had an exercise price greater than the fair market value of the underlying common stock on March 31, 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                         2002          2003
Net income (loss), as reported                          $3,216       ($  755)
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects             (353)         (218)
                                                        ---------------------
Pro forma net income (loss)                             $2,863       ($  973)
                                                        =====================
Earnings (loss) per share:
Basic - as reported                                     $ 0.25       ($ 0.06)
                                                        =====================
Basic - pro forma                                       $ 0.22       ($ 0.08)
                                                        =====================
Diluted - as reported                                   $ 0.25       ($ 0.06)
                                                        =====================
Diluted - pro forma                                     $ 0.22       ($ 0.08)
                                                        =====================

         The fair value of option grants for options granted during the three months ended March 31, 2003 was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions.

Risk-free interest rate      3.34%
Expected dividend yield      0.00%
Expected life             7 years
Volatility                  76.00%

         The weighted-average fair value at the date of grant for options granted during the three months ended March 31, 2003 approximated $0.62 per option. The Company granted 200,000 options during the three months ended March 31, 2003.

Notes Payable:

         On December 21, 1999, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $150,000,000 based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based either at Prime for Prime Rate loans or the prevailing rate per annum as offered in the interbank Eurodollar market (Eurodollar) plus 1.75% for Eurodollar Loans. If the Eurodollar loans are not renewed upon their maturity they automatically convert into prime rate loans. On August 22, 2000, the revolving line of credit and term loan facility was amended and restated whereby the Company may now borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. Outstanding borrowings with respect to the revolving line of credit bear interest based either at Prime minus 0.25% for Prime Rate Loans or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 1.75% for LIBOR Loans or the seven-day Money Market rate plus 2.00% for Swing Line Advances. If the LIBOR loans are not renewed upon their maturity they automatically convert into prime rate loans. The Swing Line Advances have a seven-day maturity, and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line Advances shall not exceed $10 million. The prime rate at both December 31, 2002, and March 31, 2003 was 4.25%. The 90-day LIBOR rates at December 31, 2002 and March 31, 2003 were 1.40% and 1.27875% respectively.

         The Company had borrowings outstanding under this agreement with the following terms:

                          December 31, 2002            March 31, 2003
                          -----------------            --------------
Type                      Rate        Amount         Rate        Amount
----                      ----        ------         ----        ------
                                  (in thousands)             (in thousands)
Prime                    4.7500%    $ 31,556        5.2500%     $ 65,051
LIBOR                    4.1875%      50,000        4.1875%       50,000
LIBOR                    4.1875%      45,000
                                    --------                    --------
   Total Outstanding                $126,556                    $115,051
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

         MFI I issued three series of notes, the 2000-1 Notes, the 2000-2 Notes, and the 2001-3 Notes. In March 2000, MFI I issued the 2000-1 Notes in aggregate principal amount of $50,056,686. In December 2000, MFI I issued the 2000-2 Notes in aggregate principal amount of $50,561,633. In September 2001, MFI I issued the 2001-3 Notes in aggregate principal amount of $39,397,354. Outstanding borrowings are collateralized by specific pools of lease receivables. In September 2001, MFI II, LLC was formed and issued one series of notes, the 2001-1 Notes in aggregate principal amount of $10,000,000. Outstanding borrowings are collateralized by a specific pool of lease receivables as well as the excess cash flow from the MFI I collateral. These notes are subordinate to the three series of notes issued by MFI I.

         At December 31, 2002, the Company was in default on two of its debt covenants in its securitization agreements. The covenants that were in default with respect to the securitization agreements require that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings and a consolidated tangible net worth greater than $90 million plus 50% of net income for each fiscal quarter after June 30, 2001. Additionally per the terms of the securitization agreement, any default with respect to the senior credit facility is considered a default under the terms of the agreement. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility.

         At December 31, 2002 and March 31, 2003, MFI I and MFI II had borrowings outstanding under the series of notes with the following terms:

                          December 31, 2002            March 31, 2003
                          -----------------            --------------
Series                    Rate        Amount         Rate        Amount
------                    ----        ------         ----        ------
                                  (in thousands)             (in thousands)
MFI I
2000-1 Notes             7.3750%       3,464        7.3750%            -
2000-2 Notes             6.9390%      17,983        6.9390%       13,917
2001-3 Notes             5.5800%      17,019        5.5800%       13,593

MFI II LLC
2001-1 Notes             8.0000%       3,625        8.0000%        2,350
                                   ---------                    --------
   Total Outstanding               $  42,091                    $ 29,860
                                   =========                    ========

         On February 18, 2003, the Company repaid $2.4 million in principal plus accrued interest for the MFI Finance I series 2000-1 notes utilizing the clean up call provision under its securitizations. The re-payment was made using cash previously classified as restricted.

         At December 31, 2002 and March 31, 2003, the Company also had other notes payable which totaled $280,000. Of these notes, at December 2002 and March 31, 2003, $30,000 are notes that are due on demand and bear interest at a rate of prime less 1.00%. As of December 31, 2002 and March 31, 2003, $250,000 are two-year term notes that carry an interest rate of 7.5%.

Stock Options:

         Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 4,120,380 shares of the Company's common stock for issuance pursuant to the 1998 Plan. The Company granted a total of 200,000 options and a total of 135,000 options were surrendered during the three months ended March 31, 2003. A total of 1,735,000 options were outstanding at March 31, 2003 of which 813,000 were vested.

         On February 7, 2003, the Company offered non-director employees and executives who had been granted stock options in the past the opportunity to cancel any of the original option agreements in exchange for a grant of shares of restricted stock. All option awards subject to the offer were converted to restricted stock. In connection with this offer, on February 12, 2003, 1,325,000 options converted to 319,854 shares of common stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date, with accelerated vesting if the price of the Corporation's common stock exceeds certain thresholds during the vesting period. As of March 31, 2003, 63,971 of these shares were fully vested and $51,000 had been amortized from deferred compensation expense to compensation expense.

Dividends:

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

Commitments and Contingencies:

         Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

Subsequent Events:

         The Company entered into a long-term agreement with its lenders on April 14, 2003. This long-term agreement waives the covenant defaults, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, the Company is obligated to repay a minimum of $54 million, plus applicable interest, over the next twelve months.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

         Net income for the three months ended March 31, 2003 was a loss of approximately $755,000, a decrease of $4.0 million or 124% from the three months ended March 31, 2002. This represents diluted earnings per share for the three months ended March 31, 2003 of ($0.06) per share on weighted-average outstanding shares of 12,854,642 as compared to $0.25 per share on weighted-average outstanding shares of 12,821,946 for the three months ended March 31, 2002.

         Total revenues for the three months ended March 31, 2003 were $25.6 million, a decrease of $9.7 million, or 28%, from the three months ended March 31, 2002. The decrease was primarily due to a decrease of $5.4 million, or 36%, in financing leases and loans, $2.8 million or 45% in fee and other income, and $1.3 million or 13% in rental income. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's decision during the third quarter of 2002 to suspend the funding of new contracts. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The decrease in rental income is the result of a decrease in originations of rental contracts.

         Selling, general and administrative expenses decreased by $3.4 million, or 27%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Compensation expenses decreased by $1.8 million or 34% primarily due to staff reductions. Collections expense decreased by $873,000 or 49%. Cost of goods sold expenses decreased $556,000 or 71%. Inventory services expense decreased by $199,000 or 86%.

         Depreciation and amortization increased by $631,000 or 17%, due to an increase in the number of early terminations of monthly rental and service contracts.

         The Company's provision for credit losses decreased by $165,000 or 2%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, while net charge-offs increased 22% to $13.7 million. This provision was based on the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

         Interest expense decreased by $118,000, or 4%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease resulted primarily from an overall decrease in the level of borrowings.

         Dealer fundings were $1.2 million for the three months ended March 31, 2003, down $21.4 million, or 95% as compared to the three months ended March 31, 2002. This decrease is a result of the Company's decision during the third quarter of 2002 to suspend new contract originations until a new line of credit is obtained. Total cash from customers decreased by $7.1 million or 15% to a total of $39.7 million. This decrease is primarily the result of a decrease in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, rental and service contracts were down from $396.5 million in December of 2002 to $357.4 million in March of 2003.

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

         Leases, service contracts, rental contracts and loans are charged against the allowance for credit losses and are put on non-accrual when they are deemed to be uncollectable. Generally, the Company deems leases, service contracts, rental contracts and loans to be uncollectable when one of the following occurs: (i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) when an account has become 360 days delinquent without contact with the lessee. The typical monthly payment under the Company's leases is between $30 and $50 per month. As a result of these small monthly payments, the Company's experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current (at 360 days past due, a lessee will typically only owe lease payments of between $360 and $600).

         The Company has developed and regularly updates proprietary credit scoring systems designed to improve its risk-based pricing. The Company uses credit scoring in most, but not all, of its extensions of credit. In addition, the Company aggressively employs collection procedures and a legal process to resolve any credit problems.

Exposure to Credit Losses

         The following table sets forth certain information as of December 31, 2001 and 2002 and March 31, 2003 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                                As of                         As of
                                             December 31                      March
                                             -----------                      -----
                                                2001           2002           2003
                                                ----           ----           ----
Cumulative amounts billed (in thousands)     $   602,649    $   600,637    $   584,774
31-60 days past due                                  1.8%           1.0%           0.8%
61-90 days past due                                  1.7%           1.0%           0.8%
Over 90 days past due                               13.4%          22.9%          22.7%
                                             -----------    -----------    -----------
   Total past due                                   16.9%          24.9%          24.3%
                                             ===========    ===========    ===========

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

         The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. On August 22, 2000, the Company entered into a new $192 million credit facility with nine banks, expiring on September 30, 2002. As of September 30, 2002 the credit facility failed to renew and the Company has been paying down the balance on the basis of a 36-month amortization plus interest. Based on the terms of the agreement, interest rates increased from Prime minus 0.25% to Prime plus 0.50% for prime based loans and from LIBOR plus 1.75% to LIBOR plus 2.50% for LIBOR based loans. In addition, based on the covenant defaults described below, the outstanding borrowings on all loans bear an additional 2.00% default interest. On January 3, 2003, the Company entered into a Forbearance and Modification Agreement from the senior credit facility which expired on February 7, 2003. Based on the terms of the Forbearance and Modification Agreement, interest rates increased again on the prime based loans to prime plus 1.00%. At March 31, 2003, the Company had approximately $115.1 million outstanding under the facility. The Company also may use its subordinated debt program as a source of funding for potential acquisitions of portfolios and leases which otherwise are not eligible for funding under the credit facilities and for potential portfolio purchases. To date, cash flows from its portfolio and other fees have been sufficient to repay amounts borrowed under the senior credit facility and subordinated debt, however, in October 2002, the Company suspended new contract originations until a new source of funding is obtained.

         At December 31, 2002, the Company was in default of certain of its debt covenants in its senior credit facility and securitization agreements. The covenants that were in default with respect to the senior credit facility, require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, the Company is obligated to repay a minimum of $54 million, plus applicable interest, over the next twelve months. The covenants that were in default with respect to the securitization agreements, require that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings and a consolidated tangible net worth greater than $90 million plus 50% of net income for each fiscal quarter after June 30, 2001. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility.

         The Company believes that cash flows from its portfolio will be sufficient to fund the Company's operations for the foreseeable future, given the satisfactory resolution of the Company's discussions with the lenders involved in the senior credit facility and the securitized notes.

Contractual Obligations and Commercial Commitments

         The Company has entered into various agreements, such as long term debt agreements, capital lease agreements and operating lease agreements that require future payments be made. Long term debt agreements include all debt outstanding under the senior credit facility, securitizations, subordinated notes, demand notes and other notes payable.

         At March 31, 2003 the repayment schedules for outstanding long term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:

For the year ended       Long-Term     Operating      Capital
   December 31,             Debt         Leases        Leases        Total
------------------          ----         ------        ------        -----
      2003              $    67,924   $     1,321   $       132   $    69,377
      2004                   60,776           867           169        61,812
      2005                   17,151           227            55        17,433
      2006                    2,600             -             -         2,600
Thereafter                        2             -             -             2
                        -----------   -----------   -----------   -----------
       Total            $   148,453   $     2,415   $       356   $   151,224
                        ===========   ===========   ===========   ===========

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

         Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of March 31, 2003, the Company's outstanding fixed-rate indebtedness outstanding under the Company's securitizations and subordinated debt represented 20.2% of the Company's total outstanding indebtedness.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Richard F. Latour, our President and Chief Executive Officer, and James R. Jackson Jr., our Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Richard F. Latour and James R. Jackson Jr. concluded that, as of the date of their evaluation, our disclosure controls were effective.

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

         C. In October, 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. Section
1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003, and expects that the Motion will be argued sometime after June 30, 2003. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

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

         E. On August 22, 2002 plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. On March 31, 2003 the trial court entered an Order denying the Company's Motion to Dismiss. An appeal of the Order was filed with the Alabama Supreme Court on May 12, 2003. The Company continues to deny any wrongdoing and plans to vigorously defend this claim. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

         F. In March, 2003, an action was filed by a shareholder against the Company in United States District Court asserting a single count of common law fraud and constructive fraud. The complaint alleges that the shareholder was defrauded by untrue statements made to him by management, upon which he relied in the purchase of Company stock for himself and for others. The complaint seeks damages in an unspecified amount. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

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

         H. On April 29, 2003, Leasecomm was served with a Complaint filed in the Orange County Superior Court for the State of California. In that Complaint, Maria J. Smith purports to bring a claim against Leasecomm and two other defendants (Galaxy Mall, Inc. and Electronic Commerce International, Inc.) for unfair business practices and competition under California Business and Professions Code section 17200 et seq. The essence of the claim is that Smith and others who are similarly situated were defrauded in connection with their acquisition of certain licenses that were financed by Leasecomm. Leasecomm currently is expected to respond to the complaint by May 29, 2003. Management expects to defend the action vigorously.

         Leasecomm has been served with Civil Investigative Demands and subpoenas by the Offices of the Attorney General for the states of Kansas, Illinois, Florida, and Texas, and for the Commonwealth of Massachusetts. Those Offices of the Attorney General, in conjunction with the Northwest Region Office of the Federal Trade Commission, the Offices of the Attorney General for North Carolina and North Dakota, and the Ventura County, California, District Attorney's Office, have informed Leasecomm that they are seeking to coordinate their investigations (collectively, the "Government Investigators"). At this time, the principal focus of the investigations appears to be software license leases (principally virtual terminals) and leases from certain vendor/dealers whose activities included business opportunity seminars. Leasecomm has further been informed that the investigations cover certain lease provisions, including the forum selection clause and language concerning the non-cancellability of the lease. In addition, the investigations include, among other things, whether Leasecomm's lease termination, or rollover, provisions, are legally sufficient; whether a Leasecomm lease is an enforceable lease; whether there were potential problems with its leases of which Leasecomm had knowledge; whether the leases are enforceable in accordance with their terms; whether three day right of rescission notices were required and, if required, whether proper notices were given; whether any lease prices were unconscionable; whether the lease of a software license is the lease of a service, not a good; whether any lease of satellites or computers are leases to consumers which must comply with certain consumer statutes; whether electronic fund transfer payments pursuant to a lease violate Reg. E; whether any Leasecomm billing and collection practices or charges are unreasonable, or constitute unfair or deceptive trade practices; whether Leasecomm's course of dealings with its vendors/dealers makes Leasecomm liable for any of the activities of its vendors/dealers. In April, 2002, Leasecomm and the Government Investigators entered into provisional relief and tolling agreements which provide for Leasecomm to take certain interim actions, toll the running of the statute of limitations as of January 29, 2002, and require advance notice by Leasecomm of its withdrawal from the provisional relief agreement and advance notice by each of the Government Investigators of its intention to commence legal action. The tolling agreement has been extended several times, and is currently to expire in June, 2003. The parties have reached an agreement in principle, subject to final approval by the Government Investigators, which would conclude the investigations through the entry of consent judgments.

         Additionally, from time-to-time Leasecomm receives complaints, requests or directives from various state enforcement agencies with respect to individual lessees or groups of lessees which are fewer than 100 in number. While these requests or directives can occur regularly, they concern relatively few leases and, therefore, are not likely to have a material adverse effect on the Company.

         Since the investigations have not been concluded, and no legal action has been commenced against Leasecomm, there can be no assurance as to the eventual outcome.

ITEM 3. RECENT SALES OF UNREGISTERED SECURITIES

On April 14, 2003, the Company issued warrants to purchase an aggregate of 268,199 shares of the Company's common stock at an exercise price of $.825 per share. The warrants were issued to the nine lenders in the Company's lending syndicate in connection with a waiver of defaults and an extension of the Company's term loan, and are only exercisable if the debt remains outstanding as of June 30, 2004. The exemption from registration relied on by the Company was Section 4(2) of the Securities Act of 1933. All investors were accredited investors and the offering otherwise met the requirements of Regulation D under the Securities Act.

ITEM 5. OTHER INFORMATION

The Company's chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by
Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

         10.1 Second Amendment to Fourth Amended and Restated Revolving Credit Agreement dated April 14, 2003 among Leasecomm Corporation, Fleet National Bank, as agent, and the other Lenders named therein

         10.2 Warrant Purchase Agreement dated April 14, 2003 among the Company, Fleet National Bank, as agent, and the other Lenders named therein

         10.3 Form of Warrants to purchase Common Stock of the Company issued April 14, 2003, together with schedule of warrant holders

         10.4 Co-Sale Agreement dated April 14, 2003 among the Company, Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle, Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr., and the Lenders named therein

         10.5 Registration Rights Agreement dated April 14, 2003 among the Company and the Lenders named therein

         10.6 Direction and Permanent Waiver of Trigger Events and Servicer Events of Default dated April 15, 2003 among Ambac Assurance Corporation, Wells Fargo Bank Minnesota, National Association ("Wells Fargo"), as indenture trustee, MFI Finance Corp. I and Leasecomm Corporation waiving certain covenants under the Amended and Restated Indenture dated as of September 1, 2001 and related documents thereto, all with respect to MFI Finance Corp. I

         10.7     MFI Finance II, LLC 8.00% Asset-Backed Notes, Series 2001-1:
                  MFI II Permanent Waiver dated April 15, 2003 between N M Rothschild & Sons Limited and the Company waiving certain covenants under the Amended and Restated Indenture dated as of September 1, 2001 and related documents thereto, all with respect to MFI Finance Corp. II

         10.8 First Amendment to Amended and Restated Indenture dated April 15, 2003 among the Company, MFI Finance Corp I, Wells Fargo, as back-up servicer and Wells Fargo, as indenture trustee

         10.9 Third Amendment to Servicing Agreement dated April 15, 2003 among the Company, MFI Finance Corp I, Wells Fargo, as back-up servicer and Wells Fargo, as indenture trustee

         10.10 First Amendment to Fourth Amended and Restated Revolving Credit Agreement dated September 21, 2001 among Leasecomm Corporation, Fleet National Bank, as agent, and the other Lenders named therein

         10.11 Forbearance and Modification Agreement dated January 3, 2003 among Leasecomm Corporation, Fleet National Bank, as agent, and the other Lenders named therein

         10.12 Forbearance and Modification Agreement dated January 24, 2003 among Leasecomm Corporation, Fleet National Bank, as agent, and the other Lenders named therein

         10.13 Second Amendment to Servicing Agreement dated October 14, 2002 among the Company, MFI Finance Corp I, Wells Fargo, as back-up servicer and Wells Fargo, as indenture trustee

         10.14 Letter Agreement dated April 14, 2003 among Fleet National Bank, as Agent, the Company, and the holders of the Company's 7.5% Term Notes

         10.15 Letter Agreement dated April 14, 2003 among Fleet National Bank, as Agent, the Company, and the holders of the Company's Subordinated Capital Notes

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) A form 8-K was filed on March 11, 2003, to announce the results for the year ended December 31, 2002. A second report on Form 8-K was filed on March 19, 2003 disclosing other events. A third report on Form 8-K was filed on April 16, 2003 to announce the results for the quarter and year ended December 31, 2002 and that the Company has secured an amendment to its Credit Agreement and received permanent waivers under its securitization facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MicroFinancial Incorporated

                                      By: /s/ Richard F. Latour
                                      ------------------------------------------
                                      President and Chief Executive Officer

                                      By: /s/ James R. Jackson Jr.
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer

Date: May 15, 2003

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

                                      /s/ RICHARD F. LATOUR
                                      ------------------------------------------
                                      Richard F. Latour
                                      President and Chief Executive Officer

Date: May 15, 2003

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

                                      /s/ JAMES R. JACKSON JR.
                                      ------------------------------------------
                                      James R. Jackson Jr.
                                      Vice President and Chief Financial Officer

Date: May 15, 2003