Form 10-Q
period 2003-06-30
MICROFINANCIAL INC
filed 2003-08-14
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         As of August 4, 2003, 13,461,018 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
Part I                         FINANCIAL INFORMATION

         Item 1            Financial Statements (unaudited):
                             Condensed Consolidated Balance Sheets
                                December 31, 2002 and June 30, 2003                                3
                             Condensed Consolidated Statements of Operations
                               Three months ended June 30, 2002 and 2003                           4
                             Condensed Consolidated Statements of Cash Flows
                               Six months ended June 30, 2002 and 2003                             5
                             Notes to Condensed Consolidated Financial Statements                  7

         Item 2            Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                  14

         Item 3            Quantitative and Qualitative Disclosures about Market Risk             20

         Item 4            Controls and Procedures                                                20

Part II                        OTHER INFORMATION

         Item 1          Legal Proceedings                                                        21

         Item 3          Recent Sales of Unregistered Securities                                  23

         Item 5          Other Information                                                        23

         Item 6          Exhibits and Reports on Form 8-K                                         24

         Signatures                                                                               25

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   December 31,     June 30,
                                                                                   ------------   ------------
                                                                                       2002           2003
                                                                                   ------------   ------------
                                     ASSETS
Net investment in leases and loans:
     Receivables due in installments                                               $    334,623   $    257,680
     Estimated residual value                                                            30,754         25,813
     Initial direct costs                                                                 4,891          3,247
     Loans receivable                                                                     1,796          1,771
     Less:
        Advance lease payments and deposits                                                 (96)           (52)
        Unearned income                                                                 (67,574)       (44,715)
        Allowance for credit losses                                                     (69,294)       (59,180)
                                                                                   ------------   ------------
Net investment in leases and loans                                                 $    235,100   $    184,564
Investment in service contracts                                                          14,463         11,383
Cash and cash equivalents                                                                 5,494          8,189
Restricted cash                                                                          18,516         12,197
Property and equipment, net                                                               9,026          6,935
Income taxes receivable                                                                   8,652              0
Other assets                                                                              3,834          6,144
                                                                                   ------------   ------------
          Total assets                                                             $    295,085   $    229,412
                                                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                                      $    168,927   $    110,151
Subordinated notes payable                                                                3,262          3,262
Capitalized lease obligations                                                               471            297
Accounts payable                                                                          3,840          3,141
Other liabilities                                                                         6,776          5,542
Income taxes payable                                                                      1,400          3,838
Deferred income taxes payable                                                            23,806         20,812
                                                                                   ------------   ------------
          Total liabilities                                                             208,482        147,043
                                                                                   ------------   ------------
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued at 12/31/02 and 6/30/03                                              -              -
     Common stock, $.01 par value; 25,000,000 shares authorized; 13,410,646
        and 13,765,116 shares issued at 12/31/02 and 6/30/03, respectively                  134            138
     Additional paid-in capital                                                          47,723         46,316
     Retained earnings                                                                   45,089         40,599
     Treasury stock (588,700 and 426,366 shares of common stock at 12/31/02
        and 6/30/03), at cost                                                            (6,343)        (4,590)
     Unearned compensation                                                                    0            (94)
                                                                                   ------------   ------------
          Total stockholders' equity                                                     86,603         82,369
                                                                                   ------------   ------------
          Total liabilities and stockholders' equity                               $    295,085   $    229,412
                                                                                   ============   ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                         For the three months ended      For the six months ended
                                                                                   June 30,                       June 30,
                                                                         ---------------------------    ---------------------------
                                                                             2002           2003            2002           2003
                                                                         ------------   ------------    ------------   ------------
Revenues:
      Income on financing leases and loans                               $     13,790   $      8,378    $     29,026   $     18,199
      Income on service contracts                                               2,458          2,334           4,853          4,586
      Rental income                                                             9,220          8,628          19,083         17,175
      Loss and damage waiver fees                                               1,532          1,423           3,057          2,906
      Service fees and other                                                    5,961          3,201          12,227          6,669
                                                                         ---------------------------    ---------------------------
                Total revenues                                                 32,961         23,964          68,246         49,535
                                                                         ---------------------------    ---------------------------

Expenses:
      Selling general and administrative                                       11,409          8,709          23,983         17,841
      Provision for credit losses                                              10,824         15,249          21,788         26,048
      Depreciation and amortization                                             4,851          4,087           8,490          8,357
      Interest                                                                  2,618          2,145           5,365          4,774
                                                                         ---------------------------    ---------------------------
                Total expenses                                                 29,702         30,190          59,626         57,020
                                                                         ---------------------------    ---------------------------

Income/(loss) before provision for income taxes                                 3,259         (6,226)          8,620         (7,485)
Provision/(benefit) for income taxes                                            1,304         (2,490)          3,448         (2,994)
                                                                         ---------------------------    ---------------------------

Net income/(loss)                                                        $      1,955   ($     3,736)   $      5,172   ($     4,491)
                                                                         ===========================    ===========================

Net income/(loss) per common share - basic                               $       0.15   ($      0.29)   $       0.40   ($      0.35)
                                                                         ===========================    ===========================

Net income/(loss) per common share - diluted                             $       0.15   ($      0.29)   $       0.40   ($      0.35)
                                                                         ===========================    ===========================
Weighted-average shares used to compute:
           Basic net income (loss) per share                               12,821,946     12,917,752      12,821,946     12,917,752
                                                                         ---------------------------    ---------------------------
           Fully diluted net income (loss) per share                       12,901,149     12,917,752      12,877,839     12,917,752
                                                                         ---------------------------    ---------------------------

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         For the three months ended     For the six months ended
                                                                                 June 30,                         June 30,
                                                                         ---------------------------   ---------------------------
                                                                             2002           2003           2002           2003
                                                                         ------------   ------------   ------------   ------------
Cash flows from operating activities:
     Cash received from customers                                        $     45,004   $     35,503   $     91,732   $     75,156
     Cash paid to suppliers and employees                                     (10,149)       (12,263)       (21,791)       (23,059)
     Cash (paid) received for income taxes                                     (2,271)        11,098         (3,259)        11,090
     Interest paid                                                             (2,579)        (2,731)        (4,889)        (5,912)
     Interest received                                                             87             31            242             74
                                                                         ---------------------------   ---------------------------
          Net cash provided by operating activities                            30,092         31,638         62,035         57,349
                                                                         ---------------------------   ---------------------------

Cash flows from investing activities:
     Investment in lease contracts                                            (23,358)          (276)       (43,385)        (1,699)
     Investment in inventory                                                   (1,057)            (8)        (2,076)           (78)
     Investment in direct costs                                                (1,417)           (12)        (2,713)          (137)
     Investment in service contracts                                           (2,081)             0         (4,407)             0
     Investment in fixed assets                                                    19            (92)          (118)          (142)
     Repayment of notes from officers                                              23              0             33              0
                                                                         ---------------------------   ---------------------------
          Net cash used in investing activities                               (27,871)          (388)       (52,666)        (2,056)
                                                                         ---------------------------   ---------------------------

Cash flows from financing activities:
     Proceeds from secured debt                                                11,929              0         21,229              0
     Repayment of secured debt                                                (13,733)       (35,010)       (27,952)       (58,745)
     Repayment of short term demand notes payable                                (200)           (30)          (285)           (30)
     Decrease in restricted cash                                                1,015          2,223          1,113          6,319
     Repayment of capital leases                                                 (105)           (47)          (206)          (142)
     Payment of dividends                                                        (642)             0         (1,283)             0
                                                                         ---------------------------   ---------------------------
          Net cash used in financing activities                                (1,736)       (32,864)        (7,384)       (52,598)
                                                                         ---------------------------   ---------------------------

Net increase (decrease) in cash and cash equivalents:                             485         (1,614)         1,985          2,695
Cash and cash equivalents, beginning of period                                  1,646          9,803            146          5,494
                                                                         ---------------------------   ---------------------------

Cash and cash equivalents, end of period                                 $      2,131   $      8,189   $      2,131   $      8,189
                                                                         ===========================   ===========================

                          (continued on following page)
    The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)

                                                                         For the three months ended     For the six months ended
                                                                                   June 30,                     June 30,
                                                                         ---------------------------   ---------------------------
                                                                             2002           2003           2002           2003
                                                                         -----------     -----------   ------------   ------------
Reconciliation of net income to net cash provided
     by operating activities:

     Net income (loss)                                                   $      1,955    ($    3,736)  $      5,172   ($     4,491)
     Adjustments to reconcile net income (loss) to
        cash provided by operating activities
        Depreciation and amortization                                           4,851          4,087          8,490          8,357
        Provision for credit losses                                            10,824         15,249         21,788         26,048
        Recovery of equipment cost and residual value,
          net of revenue recognized                                            13,367         27,569         25,571         39,980
     Change in assets and liabilities:
        Decrease (increase) in current taxes payable                           (1,523)         2,446         (2,512)         2,274
        Increase (decrease) in current taxes receivable                             0         (8,652)             0         (8,652)
        Decrease (increase) in deferred income taxes                              557         (2,491)         2,701         (2,994)
        Increase (decrease) in other assets                                       502         (1,836)           918         (2,399)
        Increase (decrease) in accounts payable                                    39           (804)            23           (699)
        Increase in accrued liabilities                                          (480)          (194)          (116)           (75)
                                                                         ---------------------------   ---------------------------
          Net cash provided by operating activities                      $     30,092     $   31,638   $     62,035    $    57,349
                                                                         ===========================   ===========================

Supplemental disclosure of noncash activities:
     Property acquired under capital leases                              $         68     $        0   $         68    $         0
     Accrual of common stock dividends                                   $        641     $        0   $        641    $         0

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A) Nature of Business:

         MicroFinancial Incorporated (the "Company") which operates primarily through its wholly-owned subsidiary, Leasecomm Corporation, is a specialized commercial finance company that primarily leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $15,000 with an average amount financed of approximately $1,700 and an average lease term of 44 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company has funded its operations primarily through borrowings under its credit facilities, the issuance of subordinated debt and on balance sheet securitizations.

         MicroFinancial incurred net losses of $22.1 million for the year ended December 31, 2002. The net losses incurred by the Company during the third and fourth quarters caused the Company to be in default of certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company's credit facility failed to renew and consequently, the Company was forced to suspend new origination activity as of October 11, 2002. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. The Company remains in full compliance with the terms and conditions of its securitizations and senior credit facility. The Company operates within all delinquency and charge-off covenants and has continued to make or exceed all scheduled payments on these debt instruments in a timely manner.

         In an effort to improve its financial position, MicroFinancial has taken certain steps including the engagement of a financial and strategic advisory firm, Triax Capital Advisors, LLC. Management and its advisors are actively considering various financing, restructuring and strategic alternatives. In addition, Management has taken steps to reduce overhead, including a reduction in headcount from 380 at December 31, 2001 to 203 at December 31, 2002. During the six months ended June 30, 2003, the employee headcount was further reduced to 159 in a continued effort to maintain an appropriate cost structure.

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

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(B) Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002. The results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003.

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

         The following table sets forth the Company's allowance for credit losses as of December 31, 2002 and June 30, 2003 and the related provision, charge-offs and recoveries for the six months ended June 30, 2003.

Balance of allowance for credit losses at December 31, 2002                      $     69,294
                                                                                 ============
Provision for credit losses                                           26,048
 Total provisions for credit losses                                                   26,048
Charge-offs                                                          (40,362)
Recoveries                                                             4,200
                                                                     -------
 Charge-offs, net of recoveries                                                       (36,162)
                                                                                 ------------

Balance of allowance for credit losses at June 30, 2003                          $     59,180
                                                                                 ============

Earnings (Loss) Per Share:

         Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. Options to purchase 1,770,000 shares of common stock were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2002 because their effects were antidilutive. All stock options, common stock warrants, and unvested restricted stock were excluded from the computation of dilutive

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

earnings (loss) per share for the three and six months ended June 30, 2003, because their inclusion would have had an antidilutive effect on earnings
(loss) per share.

                                                For three months ended          For six months ended
                                                       June 30,                       June 30,
                                             ---------------------------    ---------------------------
                                                 2002          2003             2002          2003
                                                 ----          ----             ----          ----
Net income (loss)                            $      1,955   ($     3,736)   $      5,172   ($     4,491)
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net income (loss) per common share     12,821,946     12,917,752      12,821,946     12,917,752

   Dilutive effect of common stock
     options                                       79,203              -          55,893              -
                                             ---------------------------    ---------------------------
Shares used in computation of net
     income (loss) per common share -
     assuming dilution                         12,901,149     12,917,752      12,877,839     12,917,752
                                             ---------------------------    ---------------------------

Net income (loss) per common share           $       0.15   ($      0.29)   $       0.40   ($      0.35)
Net income (loss) per common share
      assuming dilution                      $       0.15   ($      0.29)   $       0.40   ($      0.35)

Stock Options

         Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 4,120,380 shares of the Company's common stock for issuance pursuant to the 1998 Plan. The Company granted a total of 200,000 options during the six months ended June 30, 2003. A total of 195,000 options were surrendered during the six months ended June 30, 2003. A total of 1,675,000 options were outstanding at June 30, 2003 of which 783,000 were vested.

         On February 7, 2003, the Company offered non-director employees and executives who had been granted stock options in the past the opportunity to cancel any of the original option agreements in exchange for a grant of restricted stock. All option awards subject to the offer were converted to restricted stock. In connection with this offer, on February 12, 2003, 1,325,000 options converted to 319,854 shares of restricted common stock. In addition, on March 17, 2003 one non-employee director was granted 50,000 shares of restricted stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date, with accelerated vesting if the price of the Company's common stock exceeds certain thresholds during the vesting period. As of June 30, 2003, 15,384 shares had been cancelled, 232,201 shares were fully vested, and $178,000 had been amortized from unearned compensation to compensation expense.

Stock-based Employee Compensation

         All stock options issued to directors and employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic-value method, there is no related compensation expense recorded in the Company's financial statements. The Company follows the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that compensation under a fair value method be determined using the Black-Scholes option-pricing model and disclosed in a pro forma effect on earnings and earnings per share. The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25, Accounting for Stock Issued to Employees, and related Interpretations. The current period amortization of unearned compensation expense relating to the restricted stock awards is reflected in net income (loss). No other stock-based employee compensation cost is reflected in net income (loss), as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in variable compensation costs had an exercise price greater than the fair market value of the underlying common stock on June 30, 2003. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      For the six months ended
                                                             June 30,
                                                      ------------------------
                                                       2002             2003
                                                       ----             ----
Net income (loss), as reported                        $5,172         ($  4,491)
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects           (676)             (403)
                                                      ------         ---------
Pro forma net income (loss)                           $4,496         ($  4,894)
                                                      ======         =========
Earnings (loss) per share:
Basic - as reported                                   $ 0.40         ($   0.35)
                                                      ======         =========
Basic - pro forma                                     $ 0.35         ($   0.38)
                                                      ======         =========
Diluted - as reported                                 $ 0.40         ($   0.35)
                                                      ======         =========
Diluted - pro forma                                   $ 0.35         ($   0.38)
                                                      ======         =========

         The fair value of option grants for options granted during the six months ended June 30, 2003 was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions.

Risk-free interest rate                  3.34%
Expected dividend yield                  0.00%
Expected life                           7 years
Volatility                              76.00%

         The weighted-average fair value at the date of grant for options granted during the six months ended June 30, 2003 approximated $0.62 per option. The Company granted 200,000 options during the six months ended June 30, 2003. There were no options granted during the three months ended June 30, 2002.

Notes Payable:

         On August 22, 2000, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it may borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. According to the agreement, outstanding borrowings with respect to the revolving line of credit bear interest based either at Prime minus 0.25% for Prime Rate Loans or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 1.75% for LIBOR Loans or the seven-day Money Market rate plus 2.00% for Swing Line Advances. If the LIBOR loans are not renewed upon their maturity they automatically convert into prime rate loans. The Swing Line Advances have a seven-day maturity, and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line Advances shall not exceed $10 million. The prime rate at December 31, 2002, and June 30, 2003 was 4.25% and 4.00%. The 90-day LIBOR rate at December 31, 2002 and June 30, 2003 was 1.40% and 1.12% respectively.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         As of September 30, 2002 the revolving credit line failed to renew and the Company began paying down the balance on the basis of a 36-month amortization plus interest. Based on the terms of the agreement, interest rates increased from Prime minus 0.25% to Prime plus 0.50% for prime based loans and from LIBOR plus 1.75% to LIBOR plus 2.50% for existing LIBOR based loans. In addition, based on the covenant defaults described below, the outstanding borrowings on all loans bear an additional 2.00% default interest. On January 3, 2003, the Company entered into a Forbearance and Modification Agreement for the senior credit facility which expired on February 7, 2003. Based on the terms of the Forbearance and Modification Agreement, interest rates increased again on the prime based loans to prime plus 1.00%.

         At December 31, 2002, the Company was in default of certain of its debt covenants in its senior credit facility. The covenants that were in default with respect to the senior credit facility require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000 and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, as subsequently amended on June 30, 2003, the Company is obligated to repay a minimum of $56.1 million, plus applicable interest, over the next twelve months.

         The Company had borrowings outstanding under the senior credit facility with the following terms:

                             December 31, 2002            June 30, 2003
                            -------------------        ------------------
Type                        Rate         Amount        Rate        Amount
----                        ----         ------        ----        ------
                                     (in thousands)             (in thousands)
Prime                      4.7500%     $ 31,556       6.0000%      $88,906
LIBOR                      4.1875%       50,000
LIBOR                      4.1875%       45,000

                                       --------                    -------
      Total Outstanding                $126,556                    $88,906
                                       ========                    =======

         On April 14, 2003, the Company issued warrants to purchase an aggregate of 268,199 shares of the Company's common stock at an exercise price of $.825 per share. The warrants were issued to the nine lenders in the Company's lending syndicate in connection with the waiver of defaults and an extension of the Company's term loan. The warrants will be automatically terminated if all of the obligations owed by the Company to the lenders pursuant to the loan agreement have been paid in full prior to June 30, 2004. If all of the Company's obligations to the Lenders have not been paid in full prior to June 30, 2004, the warrants will become 50% exercisable as of that date. If all of the Company's obligations to the Lenders have not been paid in full prior to September 30, 2004, the warrants will then become 100% exercisable as of that date. Unless the warrants are automatically terminated or exercised pursuant to the above criteria, they will expire on September 30, 2014. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital. The resulting cost of the warrants was $77,000, which is being amortized to interest expense under the interest method. As of June 30, 2003, $20,000 had been accreted to interest expense and the resulting effective interest rate on the senior credit facility was prime plus 2.09%.

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

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         At December 31, 2002 and June 30, 2003, MFI I and MFI II had borrowings outstanding under the series of notes with the following terms:

                              December 31, 2002              June 30, 2003
                             ------------------          --------------------
Series                       Rate        Amount          Rate          Amount
------                       ----        ------          ----          ------
                                      (in thousands)               (in thousands)
MFI I
2000-1 Notes                7.3750%       3,464         7.3750%              -
2000-2 Notes                6.9390%      17,983         6.9390%          9,444
2001-3 Notes                5.5800%      17,019         5.5800%         10,477

MFI II LLC
2001-1 Notes                8.0000%       3,625         8.0000%          1,075

                                       --------                        -------
      Total Outstanding                $ 42,091                        $20,996
                                       ========                        =======


         On February 18, 2003, the Company repaid $2.4 million in principal plus accrued interest for the MFI Finance I series 2000-1 notes utilizing the clean up call provision under its securitizations. The re-payment was made using cash previously classified as restricted.

         At December 31, 2002 and June 30, 2003, the Company also had other notes payable which totaled $280,000 and $250,000 respectively. Of these notes, at December 31, 2002 and June 30, 2003, $250,000 were term notes that carry an interest rate of 7.5% and are due on February 1, 2005. As of December 2002, there was also a demand note in the amount of $30,000, bearing an interest rate of prime less 1.0%, outstanding. The Company had repaid the $30,000 demand note as of June 30, 2003.

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

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements:

         The FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has determined that the adoption SFAS No. 149 does not have a material impact on its results of operations or consolidated financial position.

         The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company has not completed its evaluation of SFAS No. 150 and has not yet determined the effect on its consolidated financial statements.

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

Commitments and Contingencies:

         Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

         Net income for the three months ended June 30, 2003 was a loss of approximately $3.7 million, a decrease of $5.7 million or 291% from the three months ended June 30, 2002. This represents diluted earnings per share for the three months ended June 30, 2003 of ($0.29) per share on weighted-average outstanding shares of 12,917,752 as compared to $0.15 per share on weighted-average outstanding shares of 12,821,946 for the three months ended June 30, 2002.

         Total revenues for the three months ended June 30, 2003 were $24.0 million, a decrease of $9.0 million, or 27%, from the three months ended June 30, 2002. The decrease was primarily due to a decrease of $5.4 million, or 39%, in financing leases and loans, $2.9 million or 38% in fee and other income, and $592,000 or 6% in rental income. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's decision during the third quarter of 2002 to suspend the funding of new contracts. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The decrease in rental income is the result of a decrease in the origination of rental contracts.

         Selling, general and administrative expenses decreased by $2.7 million, or 24%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Compensation expenses decreased by $1.2 million or 27% primarily due to staff reductions. Cost of goods sold expenses decreased $1.0 million or 82%. Collections expense decreased by $383,000 or 32%.

         Depreciation and amortization decreased by $764,000 or 16%, due to a decrease in the number of early terminations and new originations of monthly rental and service contracts.

         The Company's provision for credit losses increased by $4.4 million or 41%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, while net charge-offs increased 39% to $36.2 million. This provision was based on the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

         Interest expense decreased by $473,000, or 18%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease resulted primarily from an overall decrease in the level of borrowings.

         Dealer fundings were $232,000 for the three months ended June 30, 2003, down $25.4 million, or 99% as compared to the three months ended June 30, 2002. This decrease is a result of the Company's decision during the third quarter of 2002 to suspend new contract originations until a new line of credit is obtained. Total cash from customers decreased by $9.5 million or 21% to a total of $35.5 million. This decrease is primarily the result of a decrease in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, rental and service contracts were down from $396.5 million in December of 2002 to $311.3 million in June of 2003.

Six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

         Net income for the six months ended June 30, 2003 was a loss of approximately $4.5 million, a decrease of $9.7 million or 187% from the six months ended June 30, 2002. This represents diluted earnings per share for the six months ended June 30, 2003 of ($0.35) per share on weighted-average outstanding shares of 12,917,752 as compared to $0.40 per share on weighted-average outstanding shares of 12,821,946 for the six months ended June 30, 2002.

         Total revenues for the six months ended June 30, 2003 were $49.5 million, a decrease of $18.7 million, or 27%, from the six months ended June 30, 2002. The decrease was primarily due to a decrease of $10.8 million, or 37%, in financing leases and loans, $5.7 million or 37% in fee and other income, and $2.2 million or 9% in rental and service contract income. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's change in its credit approval process. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The decrease in rental and service contract income is a result of the decreased number of lessees that have continued to rent their equipment beyond their original lease term and a decrease in originations in rental and service contracts.

         Selling, general and administrative expenses decreased by $6.1 million, or 26%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Compensation expenses decreased by $2.9 million or 31% primarily due to staff reductions. Headcount decreased to 159 as of June 30, 2003 from 356 as of June 30, 2002. Cost of goods sold expenses decreased $1.6 million or 78%. Collection expense decreased by $1.3 million or 42%.

         Depreciation and amortization increased by $133,000, or 2% due to an increase in the number of early terminations of monthly cancelable contracts.

         The Company's provision for credit losses increased by $4.3 million, or 20%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

         Interest expense decreased by $591,000, or 11%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease resulted primarily from an overall decrease in the level of borrowings.

         Dealer fundings were $1.4 million for the six months ended June 30, 2003, down $46.9 million, or 97% as compared to the six months ended June 30, 2002. This decrease is a result of the Company's decision during the third quarter of 2002 to suspend new contract originations until a new line of credit is obtained. Total cash from customers decreased by $16.6 million or 18% to a total of $75.1 million. This decrease is primarily the result of a decrease in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, rental and service contracts were down from $396.5 million in December of 2002 to $311.3 million in June of 2003.

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

         The Company has developed and regularly updates proprietary credit scoring systems designed to improve its risk-based pricing. The Company uses credit scoring in most, but not all, of its extensions of credit. In addition, the Company monitors delinquent accounts using its automated collection process. The Company's collection efforts include one or more of the following: sending collection letters, making collection calls, reporting delinquent accounts to credit reporting agencies, and litigating delinquent accounts when necessary. The Company also uses a collectability scoring model to determine if the benefits from further collection efforts will out weigh the costs associated with those efforts.

Exposure to Credit Losses

         The following table sets forth certain information as of December 31, 2001 and 2002 and June 30, 2003 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                                      As of                As of
                                                   December 31,           June 30,
                                                   ------------           --------
                                                2001          2002          2003
                                                ----          ----          ----
Cumulative amounts billed ( in thousands)   $  602,649    $  600,637    $  553,900
31-60 days past due                                1.8%          1.0%          0.8%
61-90 days past due                                1.7%          1.0%          0.8%
Over 90 days past due                             13.4%         22.9%         21.4%
                                            ----------    ----------    ----------
   Total past due                                 16.9%         24.9%         23.0%
                                            ==========    ==========    ==========

Liquidity and Capital Resources

General

         The Company's lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new leases, contracts and loans. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, on-balance sheet securitizations, subordinated debt and an initial public offering completed in February of 1999. The Company will continue to require significant additional capital to maintain and expand its volume of leases, contracts and loans funded, as well as to fund any future acquisitions of leasing companies or portfolios.

         As of September 30, 2002 the Company's senior credit facility failed to renew. While cash flows from its portfolio and other fees have been sufficient to repay amounts borrowed under the senior credit facility, securitizations and subordinated debt, in October 2002, the Company was forced to suspend new contract originations until a new source of liquidity is obtained.

         The Company's uses of cash include, repayment of borrowings under its senior credit facility, securitizations, and subordinated debt, payment of interest expenses, payment of selling, general and administrative expenses, income taxes, capital expenditures and the origination and acquisition of leases, contracts and loans.

         The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. On August 22, 2000, the Company entered into a $192 million credit facility with nine banks, expiring on September 30, 2002. As of September 30, 2002 the credit facility failed to renew and the Company began paying down the balance on the basis of a 36-month amortization plus interest. Based on the terms of the agreement, interest rates increased from Prime minus 0.25% to Prime plus 0.50% for prime based loans and from LIBOR plus 1.75% to LIBOR plus 2.50% for LIBOR based loans. In addition, based on the covenant defaults described below, the outstanding borrowings on all loans bear an additional 2.00% default interest. On January 3, 2003, the Company entered into a Forbearance and Modification Agreement from the senior credit facility, which expired on February 7, 2003. Based on the terms of the Forbearance and Modification Agreement, interest rates increased again on the prime based loans to prime plus 1.00%. At June 30,

2003, the Company had approximately $88.9 million outstanding under the facility. The Company also may use its subordinated debt program as a source of funding for potential acquisitions of portfolios and leases which otherwise are not eligible for funding under the credit facilities.

         At December 31, 2002, the Company was in default of certain of its debt covenants in its senior credit facility and securitization agreements. The covenants that were in default with respect to the senior credit facility, require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, as subsequently amended on June 30, 2003, the Company is obligated to repay a minimum of $56.1 million, plus applicable interest, over the next twelve months. The covenants that were in default with respect to the securitization agreements, require that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings and a consolidated tangible net worth greater than $90 million plus 50% of net income for each fiscal quarter after June 30, 2001. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility.

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

         At June 30, 2003 the repayment schedules for outstanding long term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:

For the year ended        Long-Term   Operating    Capital
   December 31,             Debt       Leases      Leases      Total
------------------          ----       ------      ------      -----
       2003               $ 44,219     $   670    $     74   $ 44,963
       2004                 60,827         291         169     61,287
       2005                  5,767         174          54      5,995
       2006                  2,600           -           -      2,600
Thereafter                       -           -           -          -
                          --------     -------    --------   --------
       Total              $113,413     $ 1,135    $    297   $114,845
                          ========     =======    ========   ========

Note on Forward-Looking Information

         Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including but not limited to: the Company's dependence on point-of-sale authorization systems and expansion into new markets; the Company's significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; change in regulatory environment and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect the management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see the risks factors described in the Company's Form S-1 Registration Statement and other documents filed from time to time with the Securities and Exchange Commission.

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

         Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of June 30, 2003, the Company's outstanding fixed-rate indebtedness outstanding under the Company's securitizations and subordinated debt represented 19.1% of the Company's total outstanding indebtedness.

ITEM 4 CONTROLS AND PROCEDURES

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

ITEM 1 LEGAL PROCEEDINGS

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

         Leasecomm had been served with Civil Investigative Demands and subpoenas by the Offices of the Attorney General for the states of Kansas, Illinois, Florida, and Texas, and for the Commonwealth of Massachusetts. Those Offices of the Attorney General, in conjunction with the Northwest Region Office of the Federal Trade Commission, the Offices of the Attorney General for North Carolina and North Dakota, and the Ventura County, California, District Attorney's Office, had informed Leasecomm that they were seeking to coordinate their investigations. All of these investigations have been concluded by the entry of consent judgements in each of the applicable jurisdictions. The consent judgments resolve all matters alleged by the government agencies in their court filings without any admission of liability or of wrongful conduct by Leasecomm or MicroFinancial. Under the terms of the settlement, Leasecomm has agreed to the following: (1) Not to collect upon certain court judgments where the financing included virtual terminals or the predominant purpose of the financing was for business opportunities. (2) Not to finance any product in conjunction with a business opportunity solicitation, and not to finance the virtual terminal product for four years. (3) Include in its lease forms, and in its lease processing and collection activities, certain provisions and practices, including filing collection actions in the customer's home forum. (Existing actions pending in Massachusetts may be transferred or dismissed and then re-filed in the lessee's home forum.) Neither MicroFinancial nor Leasecomm were required to pay any fines or penalties; however, the Company agreed to pay $1.0 million in twelve equal monthly installments, as recovery in the investigations. In addition Leasecomm has agreed to take steps to monitor its vendors, and to file periodic reports concerning its vendors for two years. The financial impact directly related to the terms of the settlement, have been accounted for in current and or past periods as appropriate.

         A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. Premier has asserted a counterclaim against the Company for Seven Hundred Sixty Nine Million Three Hundred Fifty Thousand dollars ($769,350,000) in actual and consequential damages, and for Five Hundred Million Dollars ($500,000,000) in punitive damages, plus interest, cost and attorney's fees. The counterclaim is based upon an alleged representation by the Company that it would lend Premier an additional Forty-Five Million Dollars ($45,000,000), when all documents evidencing the Premier loan refer only to the Twelve Million ($12,000,000) amount actually loaned and not repaid. The Company denies any liability on the counterclaim, which the Company is vigorously contesting. The Company's motion for summary judgment seeking dismissal of the counterclaim and the award of full damages on the Company's claims was denied by Court Order, without a written decision. The Company's motion for the appointment of a special master was also denied without a written decision. The case is currently scheduled to be tried in November, 2003. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

         B. On January 29, 2002, Leasecomm was served with an Amended Complaint ("Complaint") in an action entitled People v. Roma Computer Solutions, Inc., et al., Ventura County Superior Court Case No. CIV207490. The Complaint asserts two claims, one for violation of the California Business Professions Code Section 17500 (false advertising), and the other for violation of the California Business and Professions Code Section 17200 (unfair or unlawful acts or practices). The claims arise from the marketing and selling activities of other defendants, including Roma Computer Solutions, Inc., and/or Maro Securities, Inc. The Complaint seeks to have Leasecomm held liable for the acts of other defendants, alleging that Leasecomm directly participated in those acts and received proceeds and the assignment of lease contracts as a result of those acts. The case has been concluded through the filing of stipulated consent judgement.

         C. In October, 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. Section
1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. Briefing has been completed, but the Motion to Dismiss has not been decided. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

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

         E. In March, 2003, an action was filed by a shareholder against the Company in United States District Court asserting a single count of common law fraud and constructive fraud. The complaint alleges that the shareholder was defrauded by untrue statements made to him by management, upon which he relied in the purchase of Company stock for himself and for others. The complaint seeks damages in an unspecified amount. The Company has filed an answer denying the allegations. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

         F. In March, 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. The complaint asserts claims for declaratory relief, rescission, civil conspiracy, usury, breach of fiduciary duty, and violation of Massachusetts General Laws Chapter 93A, Section 11 ("Chapter 93A"). The claims concern the validity, enforceability, and alleged unconscionability of agreements provided through the dealer, including a Leasecomm lease, to acquire on line credit card processing services. The complaint seeks rescission of the lease agreements with Leasecomm, restitution, multiple damages and attorneys fees under Chapter 93A, and injunctive relief. The Company has filed a motion to dismiss the complaint, which is scheduled to be heard by the Court in September, 2003. Because of the uncertainties inherent in litigation we cannot predict whether the outcome will have a material adverse effect.

         G. On April 28, 2003 plaintiff Wallace Dickey filed a purported class action against Leasecomm Corporation, Cardservice International, Linkpoint International and Clear Commerce Corporation alleging that he lease-financed through Leasecomm the right to use certain computer software manufactured, distributed and sold by the other defendants. The plaintiff does not allege that Leasecomm failed to provide the lease financing contemplated by the Leasecomm Lease, rather the Plaintiff alleges that the software failed to operate as he believed it would, and he has sued for a declaration that would allow him to rescind his contract, to recover money paid in the course of the transaction and to recover damages allegedly caused by unspecified deceptive trade practices. The plaintiff asserts his claims "on behalf of himself and all others similarly situated." Leasecomm denies all of the Plaintiff's allegations and intends to vigorously defend this suit. It is expected that the Court will soon hold a hearing on Leasecomm's motion to dismiss. The court has not yet addressed the Plaintiff's class certification allegations. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

         H. On April 29, 2003, Leasecomm was served with a Complaint filed in the Orange County Superior Court for the State of California. In that Complaint, Maria J. Smith purports to bring a claim against Leasecomm and two other defendants (Galaxy Mall, Inc. and Electronic Commerce International, Inc.) for unfair business practices and competition under California Business and Professions Code section 17200 et seq. The essence of the claim is that Smith and others who are similarly situated were defrauded in connection with their acquisition of certain licenses that were financed by Leasecomm. In May 2003, Leasecomm filed a motion to stay the action in favor of a Massachusetts forum based on a forum selection clause contained in plaintiff's lease agreement with Leasecomm. After filing the motion, Leasecomm entered into settlement negotiations with plaintiff's counsel to explore the possibility of resolving the matter on a class wide basis without the need for further litigation (meaning the settlement would, if accepted, apply not only to the named plaintiff but to others similarly situated). The parties have agreed to postpone the hearing on Leasecomm's stay motion until August 22, 2003 in order to allow the parties time to explore possible settlement. Because of the uncertainties inherent in litigation we cannot predict whether the outcome will have a material adverse effect.

         In February 2003, Leasecomm received a CID from the Office of the Attorney General, State of Washington, to which it has responded. The CID concerns an investigation of monitoring agreements between Priority One, Inc. and various State of Washington consumers, as to which Leasecomm appears to be the assignee of the right to receive monthly payments. Since the investigation has not been concluded, and no legal action has been commenced against Leasecomm, there can be no assurance as to the eventual outcome.

ITEM 3 RECENT SALES OF UNREGISTERED SECURITIES

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

ITEM 5 OTHER INFORMATION

         The Company's Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

         10.1 Third Amendment to Fourth Amended and Restated Revolving Credit Agreement dated June 30, 2003 among Leasecomm Corporation, Fleet National Bank, as agent, and the other Lenders named therein.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) A form 8-K was filed on April 16, 2003, to announce that the Company has secured an amendment to its Credit Agreement and received permanent waivers under its securitization facility. A second report on Form 8-K was filed on April 16, 2003 to announce fourth quarter results for the year ended December 31, 2002. A third report on Form 8-K was filed on May 7, 2003 to announce first quarter 2003 results. A fourth report on Form 8-K was filed on May 22, 2003 to disclose that the New York Stock Exchange has accepted the Company's proposed compliance plan for continued listing on the Exchange. On May 29,2003, a fifth report on Form 8-K was filed announcing the settlement of several pending investigations concerning the Company's wholly owned subsidiary, Leasecomm Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MicroFinancial Incorporated

                                  By: /s/ Richard F. Latour
                                  ----------------------------------------------
                                      President and Chief Executive Officer

                                  By: /s/ James R. Jackson Jr.
                                  ----------------------------------------------
                                      Vice President and Chief Financial Officer

Date: August 14, 2003