Form 10-Q
period 2003-09-30
MICROFINANCIAL INC
filed 2003-11-14
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
           For the Quarterly Period Ended September 30, 2003

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

      As of October 31, 2003, 13,176,416 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS

                                                                                Page
Part I                  FINANCIAL INFORMATION

      Item 1     Financial Statements (unaudited):
                    Condensed Consolidated Balance Sheets
                       December 31, 2002 and September 30, 2003                  3
                    Condensed Consolidated Statements of Operations
                     Three months ended September 30, 2002 and 2003              4
                    Condensed Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2002 and 2003               5

                    Notes to Condensed Consolidated Financial Statements         7

      Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         14

      Item 3     Quantitative and Qualitative Disclosures about Market Risk     20

      Item 4     Controls and Procedures                                        20

 Part II                 OTHER INFORMATION

      Item 1     Legal Proceedings                                              21

      Item 2     Changes in Securities and Use of Proceeds                      23

      Item 5     Other Information                                              23

      Item 6     Exhibits and Reports on Form 8-K                               24

      Signatures                                                                25

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                      December 31,   September 30,
                                                                          2002           2003
                                                                          ----           ----
                                     ASSETS
Net investment in leases and loans:
 Receivables due in installments                                      $ 334,623       $ 227,528
 Estimated residual value                                                30,754          22,927
 Initial direct costs                                                     4,891           2,515
 Loans receivable                                                         1,796               0
 Less:
  Advance lease payments and deposits                                       (96)            (43)
  Unearned income                                                       (67,574)        (34,883)
  Allowance for credit losses                                           (69,294)        (56,470)
                                                                      ---------       ---------
Net investment in leases and loans                                    $ 235,100       $ 161,574
Investment in service contracts                                          14,463          10,054
Cash and cash equivalents                                                 5,494           7,282
Restricted cash                                                          18,516           8,731
Property and equipment, net                                               9,026           5,953
Income taxes receivable                                                   8,652               0
Other assets                                                              3,834           3,577
                                                                      ---------       ---------
  Total assets                                                        $ 295,085       $ 197,171
                                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                         $ 168,927       $  85,535
Subordinated notes payable                                                3,262           3,262
Capitalized lease obligations                                               471             253
Accounts payable                                                          3,840           2,888
Other liabilities                                                         6,776           5,273
Income taxes payable                                                      1,400           2,012
Deferred income taxes payable                                            23,806          18,681
                                                                      ---------       ---------
  Total liabilities                                                     208,482         117,904
                                                                      ---------       ---------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
   no shares issued at 12/31/02 and 9/30/03                                  --              --
  Common stock, $.01 par value; 25,000,000 shares authorized;
   13,410,646 shares issued at 12/31/02 and 9/30/03, respectively           134             134
  Additional paid-in capital                                             47,723          44,245
  Retained earnings                                                      45,089          37,403
  Treasury stock (588,700 and 234,230 shares of common stock at
   12/31/02 and 9/30/03), at cost                                        (6,343)         (2,515)
                                                                      ---------       ---------
     Total stockholders' equity                                          86,603          79,267
                                                                      ---------       ---------
     Total liabilities and stockholders' equity                       $ 295,085       $ 197,171
                                                                      =========       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                 For the three months ended         For the nine months ended
                                                         September 30,                    September 30,
                                                 --------------------------         --------------------------
                                                    2002             2003            2002              2003
                                                    ----             ----            ----              ----
Revenues:
  Income on financing leases and loans            $12,819           $7,173          $41,845           $25,372
  Income on service contracts                       2,479            2,067            7,332             6,653
  Rental income                                     9,212            8,589           28,295            25,763
  Loss and damage waiver fees                       1,633            1,365            4,691             4,271
  Service fees and other                            4,406            2,863           16,632             9,533
                                               ----------       ----------       ----------        ----------
   Total revenues                                  30,549           22,057           98,795            71,592
                                               ----------       ----------       ----------        ----------
Expenses:
  Selling general and administrative               10,306            7,837           34,289            25,677
  Provision for credit losses                      44,672           13,852           66,460            39,900
  Depreciation and amortization                     5,713            4,106           14,203            12,463
  Interest                                          2,458            1,589            7,823             6,364
                                               ----------       ----------       ----------        ----------
   Total expenses                                  63,149           27,384          122,775            84,404
                                               ----------       ----------       ----------        ----------
Income/(loss) before provision for
 income taxes                                     (32,600)          (5,327)         (23,980)          (12,812)
Provision/(benefit) for income taxes              (13,042)          (2,131)          (9,593)           (5,125)
                                               ----------       ----------       ----------        ----------
Net income/(loss)                                ($19,558)         ($3,196)        ($14,387)          ($7,687)
                                               ==========       ==========       ==========        ==========
Net income/(loss) per common share -
 basic                                             ($1.53)          ($0.25)          ($1.12)           ($0.59)
                                               ==========       ==========       ==========        ==========
Net income/(loss) per common share -
 diluted                                           ($1.53)          ($0.25)          ($1.12)           ($0.59)
                                               ==========       ==========       ==========        ==========
Weighted-average shares used to compute:

   Basic net income (loss) per share           12,821,946       12,999,035       12,821,946        12,999,035
                                               ----------       ----------       ----------        ----------
   Fully diluted net income (loss) per
    share                                      12,821,946       12,999,035       12,821,946        12,999,035
                                               ----------       ----------       ----------        ----------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   For the three months ended      For the nine months ended
                                                          September 30,                   September 30,
                                                   --------------------------      -------------------------
                                                      2002            2003            2002            2003
                                                      ----            ----            ----            ----
Cash flows from operating activities:
 Cash received from customers                      $  43,289       $  32,420       $ 135,021       $ 107,575
 Cash paid to suppliers and employees                (10,339)         (8,087)        (32,130)        (31,125)
 Cash (paid) received for income taxes                  (475)         (1,826)         (3,734)          9,264
 Interest paid                                        (3,024)         (1,700)         (7,913)         (7,632)
 Interest received                                        80              24             322              98
                                                   ---------       ---------       ---------       ---------
   Net cash provided by operating
    activities                                        29,531          20,831          91,566          78,180
                                                   ---------       ---------       ---------       ---------
Cash flows from investing activities:
 Investment in lease contracts                       (19,042)           (460)        (62,426)         (2,159)
 Investment in inventory                                (625)            (25)         (2,701)           (103)
 Investment in direct costs                           (1,098)              0          (3,811)           (137)
 Investment in service contracts                      (2,131)              0          (6,538)              0
 Investment in fixed assets                              (90)            (63)           (208)           (205)
 Repayment of notes from officers                          0               0              33               0
 Repayment of notes receivable                             0               4               0               4
                                                   ---------       ---------       ---------       ---------
   Net cash used in investing activities             (22,986)           (544)        (75,651)         (2,600)
                                                   ---------       ---------       ---------       ---------
Cash flows from financing activities:
 Proceeds from secured debt                           12,292               0          33,521               0
 Repayment of secured debt                           (14,204)        (24,616)        (42,156)        (83,361)
 Repayment of short term demand notes payable            (30)              0            (315)            (30)
 Decrease in restricted cash                             681           3,465             854           9,785
 Repayment of capital leases                            (101)            (44)           (308)           (186)
 Payment of dividends                                   (641)              0          (1,924)              0
                                                   ---------       ---------       ---------       ---------
   Net cash used in financing activities              (2,103)        (21,195)        (10,428)        (73,792)
                                                   ---------       ---------       ---------       ---------
Net increase (decrease) in cash and cash
 equivalents:                                          4,442            (908)          5,487           1,788
Cash and cash equivalents, beginning of
 period                                                5,474           8,190           4,429           5,494
                                                   ---------       ---------       ---------       ---------
Cash and cash equivalents, end of period           $   9,916       $   7,282       $   9,916       $   7,282
                                                   =========       =========       =========       =========

                          (continued on following page)

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)

                                             For the three months ended     For the nine months ended
                                                September 30, 2003             September 30, 2003
                                             --------------------------     -------------------------
                                                2002           2003           2002           2003
                                                ----           ----           ----           ----
Reconciliation of net income to net
 cash provided by operating activities:
 Net income (loss)                            ($19,558)      ($ 3,196)      ($14,387)      ($ 7,687)
 Adjustments to reconcile net income
  (loss) to cash provided by operating
  activities
 Depreciation and amortization                   5,713          4,106         14,203         12,463
 Provision for credit losses                    44,672         13,852         66,460         39,900
 Recovery of equipment cost and residual
  value, net of revenue recognized              10,399          9,874         35,969         49,911
 Change in assets and liabilities:
  Decrease (increase) in current taxes             (40)        (1,826)        (2,552)           448
   payable
 Increase (decrease) in current taxes                0              0              0         (8,652)
  receivable
 Decrease (increase) in deferred income        (13,042)        (2,131)       (10,340)        (5,125)
  taxes
 Increase (decrease) in other assets               263            564          1,181         (1,892)
 Increase (decrease) in accounts payable           (65)          (253)           (42)          (952)
 Increase in accrued liabilities                 1,189           (159)         1,074           (234)
                                              --------       --------       --------       --------
  Net cash provided by operating
   activities                                 $ 29,531       $ 20,831       $ 91,566       $ 78,180
                                              ========       ========       ========       ========

Supplemental disclosure of noncash
 activities:
 Property acquired under capital leases       $      0       $      0       $     68       $      0
 Accrual of common stock dividends            $    641       $      0       $    641       $      0

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

      MicroFinancial incurred net losses of $22.1 million for the year ended December 31, 2002. The net losses incurred by the Company during the third and fourth quarters caused the Company to be in default of certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company's credit facility failed to renew and consequently, the Company was forced to suspend new origination activity as of October 11, 2002. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. The Company remains in full compliance with the terms and conditions of its securitizations and senior credit facility. The Company has continued to make or exceed all scheduled payments on these debt instruments in a timely manner.

      In an effort to improve its financial position, MicroFinancial has taken certain steps including the engagement of a financial and strategic advisory firm, Triax Capital Advisors, LLC. Management and its advisors are actively considering various financing, restructuring and strategic alternatives. In addition, Management has taken steps to reduce overhead, including a reduction in headcount from 380 at December 31, 2001 to 203 at December 31, 2002. During the nine months ended September 30, 2003, the employee headcount was further reduced to 144 in a continued effort to maintain an appropriate cost structure.

      Leasecomm Corporation periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose vehicles. MFI Finance Corporation I and MFI Finance Corporation II, LLC are special purpose companies. The assets of such special purpose vehicles and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, MicroFinancial Incorporated, or other affiliates. While Leasecomm Corporation generally does not sell its interests in leases, service contracts or loans to third parties after origination, the Company does, from time to time, contribute certain leases, service contracts, or loans to special-purpose entities for purposes of obtaining financing in connection with the related receivables. The contribution of such assets under the terms of such financings are intended to constitute "true sales" of such assets for bankruptcy purposes (meaning that such assets are legally isolated from Leasecomm Corporation). However, the special purpose entities to which such assets are contributed are not "qualifying special purpose entities" within the meaning of Statement of Financial Accounting Standards ("SFAS") SFAS No. 140, and are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(B)   Summary of Significant Accounting Policies:


Basis of Presentation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002. The results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003.

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

      The following table sets forth the Company's allowance for credit losses as of December 31, 2002 and September 30, 2003 and the related provision, charge-offs and recoveries for the nine months ended September 30, 2003.

Balance of allowance for credit losses at December
 31, 2002                                                              $69,294
                                                                       =======
Provision for credit losses                                39,900
 Total provisions for credit losses                                     39,900
Charge-offs                                               (58,389)
Recoveries                                                  5,665
                                                          -------
 Charge-offs, net of recoveries                                        (52,724)
                                                                       -------
Balance of allowance for credit losses at September
 30, 2003                                                              $56,470
                                                                       =======

Earnings (Loss) Per Share:

      Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. Stock options were not included in the computation of diluted earnings per share for the three months and six months ended September 30, 2002 because their effects were antidilutive. All stock options, common stock warrants, and

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


unvested restricted stock were excluded from the computation of dilutive earnings (loss) per share for the three and nine months ended September 30, 2003, because their inclusion would have had an antidilutive effect on earnings
(loss) per share.

                                     For three months ended      For nine months ended
                                          September 30,            September 30,
                                     ----------------------      ---------------------
                                       2002          2003        2002          2003
                                       ----          ----        ----          ----
Net income (loss)                     ($19,558)     ($3,196)    ($14,387)     ($7,687)
Shares used in computation:
 Weighted average common shares
  outstanding used in computation
  of net income (loss) per
   common share                     12,821,946   12,999,035   12,821,946   12,999,035

Dilutive effect of common stock
  options                                    0            0            0            0
                                    ----------   ----------   ----------   ----------
Shares used in computation of net
 income (loss) per common share-
 assuming dilution                  12,821,946   12,999,035   12,821,946   12,999,035
                                    ----------   ----------   ----------   ----------
Net income (loss) per common
 share                                  ($1.53)      ($0.25)      ($1.12)      ($0.59)
Net income (loss) per common
 share assuming dilution                ($1.53)      ($0.25)      ($1.12)      ($0.59)

Stock Options

      Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 4,120,380 shares of the Company's common stock for issuance pursuant to the 1998 Plan. The Company granted a total of 200,000 options during the nine months ended September 30, 2003. A total of 195,000 options were surrendered during the nine months ended September 30, 2003. A total of 1,675,000 options were outstanding at September 30, 2003 of which 813,000 were vested.

      On February 7, 2003, the Company offered non-director employees and executives who had been granted stock options in the past the opportunity to cancel any of the original option agreements in exchange for a grant of restricted stock. All option awards subject to the offer were converted to restricted stock. In connection with this offer, on February 12, 2003, 1,325,000 options converted to 319,854 shares of restricted common stock. In addition, on March 17, 2003 one non-employee director was granted 50,000 shares of restricted stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date, with accelerated vesting if the price of the Company's common stock exceeds certain thresholds during the vesting period. As of September 30, 2003, 15,384 shares had been cancelled, 354,470 shares were fully vested, and $272,000 had been amortized from unearned compensation to compensation expense.

Stock-based Employee Compensation

      All stock options issued to directors and employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic-value method, there is no related compensation expense recorded in the Company's financial statements. The Company follows the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that compensation under a fair value method be determined using the Black-Scholes option-

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

pricing model and disclosed in a pro forma effect on earnings and earnings per share. The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The current period amortization of unearned compensation expense relating to the restricted stock awards is reflected in net income (loss). No other stock-based employee compensation cost is reflected in net income (loss), as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in variable compensation costs had an exercise price greater than the fair market value of the underlying common stock on September 30, 2003. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                         For the three months ended   For the nine months ended
                                               September 30,              September 30,
                                         --------------------------   -------------------------
                                              2002       2003           2002         2003
                                              ----       ----           ----         ----
Net income (loss), as reported              ($19,558)  ($3,196)       ($14,387)    ($7,687)
Add: Stock-based employee compensation
 expense included in reported net
 income, net of related tax effects                0        94               0         256
Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related tax
 effects                                        (322)     (288)           (998)       (853)
                                            --------   -------        --------     -------
Pro forma net income (loss)                 ($19,880)  ($3,390)       ($15,385)    ($8,284)
                                            ========   =======        ========     =======
Earnings (loss) per share:
Basic - as reported                           ($1.53)   ($0.25)         ($1.12)     ($0.59)
                                            ========   =======        ========     =======
Basic - pro forma                             ($1.55)   ($0.26)         ($1.20)     ($0.64)
                                            ========   =======        ========     =======
Diluted - as reported                         ($1.53)   ($0.25)         ($1.12)     ($0.59)
                                            ========   =======        ========     =======
Diluted - pro forma                           ($1.55)   ($0.26)         ($1.20)     ($0.64)
                                            ========   =======        ========     =======

   The fair value of option grants for options granted during the nine months ended September 30, 2003 was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions.

             Risk-free interest rate    3.34%
             Expected dividend yield    0.00%
             Expected life             7 years
             Volatility                76.00%

      The weighted-average fair value at the date of grant for options granted during the nine months ended September 30, 2003 approximated $0.62 per option. The Company granted 200,000 options during the nine months ended September 30, 2003. There were no options granted during the three months ended September 30, 2003.

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

                           MICROFINANCIAL INCORPORATED
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      According to the agreement, outstanding borrowings with respect to the revolving line of credit bear interest based either at Prime minus 0.25% for Prime Rate Loans or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 1.75% for LIBOR Loans or the seven-day Money Market rate plus 2.00% for Swing Line Advances. If the LIBOR loans are not renewed upon their maturity they automatically convert into prime rate loans. The Swing Line Advances have a seven-day maturity, and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line Advances shall not exceed $10 million. The prime rate at December 31, 2002, and September 30, 2003 was 4.25% and 4.00%. The 90-day LIBOR rate at December 31, 2002 and September 30, 2003 was 1.40% and 1.16% respectively.

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

      The Company had borrowings outstanding under the senior credit facility with the following terms:

                        December 31, 2002          September 30, 2003
                      ---------------------       -------------------
Type                  Rate           Amount       Rate        Amount
----                  ----           ------       ----        ------
                                 (in thousands)            (in thousands)
Prime                 4.7500%       $31,556      6.0000%      $73,529
LIBOR                 4.1875%        50,000
LIBOR                 4.1875%        45,000
                                   --------                   -------
  Total Outstanding                $126,556                   $73,529
                                   ========                   =======



      On April 14, 2003, the Company issued warrants to purchase an aggregate of 268,199 shares of the Company's common stock at an exercise price of $.825 per share. The warrants were issued to the nine lenders in the Company's lending syndicate in connection with the waiver of defaults and an extension of the Company's term loan. The warrants will be automatically terminated if all of the obligations owed by the Company to the lenders pursuant to the loan agreement have been paid in full prior to June 30, 2004. If all of the Company's obligations to the Lenders have not been paid in full prior to June 30, 2004, the warrants will become 50% exercisable as of that date. If all of the Company's obligations to the Lenders have not been paid in full prior to September 30, 2004, the warrants will then become 100% exercisable as of that date. Unless the warrants are automatically terminated or exercised pursuant to the above criteria, they will expire on September 30, 2014. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in

                           MICROFINANCIAL INCORPORATED
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

capital. The resulting cost of the warrants was $77,000, which is being amortized to interest expense under the interest method. As of September 30, 2003, $38,000 had been accreted to interest expense and the resulting effective interest rate on the senior credit facility was prime plus 2.09%.

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

      At December 31, 2002 and September 30, 2003, MFI I and MFI II had borrowings outstanding under the series of notes with the following terms:

                         December 31, 2002            September 30, 2003
                       --------------------          --------------------
Series                 Rate          Amount          Rate          Amount
------                 ----          ------          ----          ------
                                 (in thousands)                 (in thousands)
MFI I
2000-1 Notes          7.3750%         3,464         7.3750%              -
2000-2 Notes          6.9390%        17,983         6.9390%          5,163
2001-3 Notes          5.5800%        17,019         5.5800%          6,593
MFI II LLC
2001-1 Notes          8.0000%         3,625         8.0000%              0
                                    -------                        -------
  Total Outstanding                 $42,091                        $11,756
                                    =======                        =======

      On February 18, 2003, the Company repaid $2.4 million in principal plus accrued interest for the MFI Finance I series 2000-1 notes utilizing the clean up call provision under its securitizations. The re-payment was made using cash previously classified as restricted.

      On October 16, 2003, the Company repaid $5.2 million in principal plus accrued interest for the MFI Finance I series 2000-2 notes utilizing the clean up call provision under its securitizations. The re-payment was made using cash previously classified as restricted.

      At December 31, 2002 and September 30, 2003, the Company also had other notes payable which totaled $280,000 and $250,000 respectively. Of these notes, at December 31, 2002 and September 30, 2003, $250,000 were term notes that carry an interest rate of 7.5% and are due on February 1, 2005. As of December 2002, there was also a demand note in the amount of $30,000, bearing an interest rate of prime less 1.0%, outstanding. The Company had repaid the $30,000 demand note as of June 30, 2003.

                           MICROFINANCIAL INCORPORATED
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments and Contingencies:

      Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

Subsequent Events:

      On October 16, 2003, the Company repaid $5.2 million in principal plus accrued interest for the MFI Finance I series 2000-2 notes utilizing the clean up call provision under its securitizations. The re-payment was made using cash previously classified as restricted.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

      Net loss for the three months ended September 30, 2003 was approximately $3.2 million, a reduction in net loss of $16.4 million or 84% from the three months ended September 30, 2002. This represents a loss per share for the three months ended September 30, 2003 of ($0.25) per share on weighted-average outstanding shares of 12,999,035 as compared to ($1.53) per share on weighted-average outstanding shares of 12,821,946 for the three months ended September 30, 2002.

      Total revenues for the three months ended September 30, 2003 were $22.1 million, a decrease of $8.5 million, or 28%, from the three months ended September 30, 2002. The decrease was primarily due to a decrease of $5.6 million, or 44%, in financing leases and loans, $1.5 million or 35% in fee and other income, and $623,000 or 7% in rental income. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's decision during the third quarter of 2002 to suspend the funding of new contracts. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The decrease in rental income is the result of a decrease in the origination of rental contracts.

      Selling, general and administrative expenses decreased by $2.5 million, or 24%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Compensation expenses decreased by $1.5 million or 42% primarily due to staff reductions. Collections expense decreased by $718,000 or 47%. Rent expense decreased by $246,000 or 49% due to the consolidation of office space.

      Depreciation and amortization decreased by $1.6 million or 28%, due to a decrease in the number of early terminations and a decrease in the overall size of the portfolio of monthly rental and service contracts.

      The Company's provision for credit losses decreased by $30.8 million or 69%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, while net charge-offs increased 69% to $16.6 million. This provision was based on the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

      Interest expense decreased by $869,000, or 35%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease resulted primarily from an overall decrease in the level of borrowings.

      Dealer fundings were $147,000 for the three months ended September 30, 2003, down $21.2 million, or 99% as compared to the three months ended September 30, 2002. This decrease is a result of the Company's decision during the third quarter of 2002 to suspend new contract originations until a new line of credit is obtained. Total cash from customers decreased by $10.9 million or 25% to a total of $32.4 million. This decrease is primarily the result of a decrease in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, rental and service contracts were down from $396.5 million in December of 2002 to $274.7 million in September of 2003.

Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

      Net loss for the nine months ended September 30, 2003 was approximately $7.7 million, a reduction in net loss of $6.7 million or 47% from the nine months ended September 30, 2002. This represents diluted earnings per share for the nine months ended September 30, 2003 of ($0.59) per share on weighted-average outstanding shares of 12,999,035 as compared to ($1.12) per share on weighted-average outstanding shares of 12,821,946 for the nine months ended September 30, 2002.

      Total revenues for the nine months ended September 30, 2003 were $71.6 million, a decrease of $27.2 million, or 28%, from the nine months ended September 30, 2002. The decrease was primarily due to a decrease of $16.5 million, or 39%, in financing leases and loans, $7.1 million or 43% in fee and other income, and $3.2 million or 9% in rental and service contract income. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's change in its credit approval process. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The decrease in rental and service contract income is a result of the decreased number of lessees that have continued to rent their equipment beyond their original lease term and a decrease in originations in rental and service contracts.

      Selling, general and administrative expenses decreased by $8.6 million, or 25%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Compensation expenses decreased by $4.5 million or 38% primarily due to staff reductions. Headcount decreased to 144 as of September 30, 2003 from 300 as of September 30, 2002. Cost of goods sold expenses decreased $1.5 million or 67%. Collection expense decreased by $2.0 million or 44%.

      Depreciation and amortization decreased by $1.7 million, or 12% due to a decrease in the number of early terminations and new originations of monthly rental and service contracts.

      The Company's provision for credit losses decreased by $26.6 million, or 40%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase is a result of the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables.

      Interest expense decreased by $1.5 million, or 19%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease resulted primarily from an overall decrease in the level of borrowings.

      Dealer fundings were $1.5 million for the nine months ended September 30, 2003, down $68.0 million, or 98% as compared to the nine months ended September 30, 2002. This decrease is a result of the Company's decision during the third quarter of 2002 to suspend new contract originations until a new line of credit is obtained. Total cash from customers decreased by $27.4 million or 20% to a total of $107.6 million. This decrease is primarily the result of a decrease in the size of the overall portfolio. Investment in lease and loan receivables due in installments, estimated residuals, rental and service contracts were down from $396.5 million in December of 2002 to $274.7 million in September of 2003.

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

Exposure to Credit Losses

      The following table sets forth certain information as of December 31, 2001 and 2002 and September 30, 2003 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                                             As of                       As of
                                                          December 31,                September 30,
                                                 -----------------------------        -------------
                                                    2001               2002               2003
                                                 ----------         ----------         ----------
Cumulative amounts billed ( in thousands)        $  602,649         $  600,637         $  527,243
31-60 days past due                                     1.8%               1.0%               0.8%
61-90 days past due                                     1.7%               1.0%               0.8%
Over 90 days past due                                  13.4%              22.9%              21.4%
                                                 ----------         ----------         ----------
  Total past due                                       16.9%              24.9%              23.0%
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

      The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. On August 22, 2000, the Company entered into a $192 million credit facility with nine banks, expiring on September 30, 2002. As of September 30, 2002 the credit facility failed to renew and the Company began paying down the balance on the basis of a 36-month amortization plus interest. Based on the terms of the agreement, interest rates increased from Prime minus 0.25% to Prime plus 0.50% for prime based loans and from LIBOR plus 1.75% to LIBOR plus 2.50% for LIBOR based loans. In addition, based on the covenant defaults described below, the outstanding borrowings on all loans bear an additional 2.00% default interest. On January 3, 2003, the Company entered into a Forbearance and Modification Agreement from the senior credit facility, which expired on February 7, 2003. Based on the terms of the Forbearance and Modification Agreement, interest rates increased again on the prime based loans to prime plus 1.00%. At September 30, 2003, the Company had approximately $73.5 million outstanding under the facility. The Company also may use its subordinated debt program as a source of funding for potential acquisitions of portfolios and leases which otherwise are not eligible for funding under the credit facilities.

      At December 31, 2002, the Company was in default of certain of its debt covenants in its senior credit facility and securitization agreements. The covenants that were in default with respect to the senior credit facility, require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, as subsequently amended on June 30, 2003, the Company is obligated to repay a minimum of $56.1 million, plus applicable interest, over the next twelve months. The covenants that were in default with respect to the securitization agreements, require that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings and a consolidated tangible net worth greater than $90 million plus 50% of net income for each fiscal quarter after June 30, 2001. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. The Company is continuing its efforts to secure various financing, restructuring and strategic alternatives that will enable the Company to reenter the financing market.

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

      At September 30, 2003, the repayment schedules for outstanding long term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:

For the year ended    Long-Term     Operating       Capital
   December 31,         Debt          Leases         Leases         Total
   ------------         ----          ------         ------         -----
      2003            $21,079        $   234        $    30        $21,343
      2004             60,577            876            169         61,622
      2005              4,541            759             54          5,354
      2006              2,600             --             --          2,600
Thereafter                 --             --             --             --
                      -------        -------        -------        -------
        Total         $88,797        $ 1,869        $   253        $90,919
                      =======        =======        =======        =======

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

      Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. As of September 30, 2003, the Company's outstanding fixed-rate indebtedness outstanding under the Company's securitizations and subordinated debt represented 16.9% of the Company's total outstanding indebtedness.

ITEM 4   CONTROLS AND PROCEDURES

Disclosure controls and procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedure that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Internal controls: As of the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

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

      A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. Premier has asserted a counterclaim against the Company for Seven Hundred Sixty Nine Million Three Hundred Fifty Thousand dollars ($769,350,000) in actual and consequential damages, and for Five Hundred Million Dollars ($500,000,000) in punitive damages, plus interest, cost and attorney's fees. The counterclaim is based upon an alleged representation by the Company that it would lend Premier an additional Forty-Five Million Dollars ($45,000,000), when all documents evidencing the Premier loan refer only to the Twelve Million ($12,000,000) amount actually loaned and not repaid. The Company denies any liability on the counterclaim, which the Company is vigorously contesting. The Company's motion for summary judgment seeking dismissal of the counterclaim and the award of full damages on the Company's claims was denied by Court Order, without a written decision. The Company's motion for the appointment of a special master was also denied without a written decision. The case is currently scheduled to be tried in November 2003. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

      B. In October, 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. Section 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the Court dismissed the complaint with leave to file an amended complaint no later than November 3, 2003. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

      C. On August 22, 2002 plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. On March 31, 2003 the trial court entered an Order denying the Company's Motion to Dismiss. An appeal of the Order was filed with the Alabama Supreme Court on May 12, 2003. The Company continues to deny any wrongdoing and plans to vigorously defend this claim. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

      D. In March, 2003, an action was filed by a shareholder against the Company in United States District Court asserting a single count of common law fraud and constructive fraud. The complaint alleges that the shareholder was defrauded by untrue statements made to him by management, upon which he relied in the purchase of Company stock for himself and for others. The complaint seeks damages in an unspecified amount. The Company has filed an answer denying the allegations. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

      E. In March, 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. The complaint asserts claims for declaratory relief, rescission, civil conspiracy, usury, breach of fiduciary duty, and violation of Massachusetts General Laws Chapter 93A, Section 11 ("Chapter 93A"). The claims concern the validity, enforceability, and alleged unconscionability of agreements provided through the dealer, including a Leasecomm lease, to acquire on line credit card processing services. The complaint seeks rescission of the lease agreements with Leasecomm, restitution, multiple damages and attorneys fees under Chapter 93A, and injunctive relief. The Company has filed a motion to dismiss the complaint, which is scheduled to be heard by the Court in November, 2003. Because of the uncertainties inherent in litigation we cannot predict whether the outcome will have a material adverse effect.

      F. On April 28, 2003 plaintiff Wallace Dickey filed a purported class action against Leasecomm Corporation, Cardservice International, Linkpoint International and Clear Commerce Corporation alleging that he lease-financed through Leasecomm the right to use certain computer software manufactured, distributed and sold by the other defendants. The plaintiff does not allege that Leasecomm failed to provide the lease financing contemplated by the Leasecomm lease. Instead, the Plaintiff alleges that the software failed to operate as he believed it would, and he has sued for a declaration that would allow him to rescind his contract, to recover money paid in the course of the transaction and to recover damages allegedly caused by unspecified deceptive trade practices. The plaintiff asserts his claims "on behalf of himself and all others similarly situated." Leasecomm denies all of the Plaintiff's allegations and intends to vigorously defend this suit. It is expected that the Court will soon hold a hearing on Leasecomm's motion to dismiss. The court has not yet addressed the Plaintiff's class certification allegations. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

      G. On April 29, 2003, Leasecomm was served with a Complaint filed in the Orange County Superior Court for the State of California. In that Complaint, Maria J. Smith purports to bring a claim against Leasecomm and two other defendants (Galaxy Mall, Inc. and Electronic Commerce International, Inc.) for unfair business practices and competition under California Business and Professions Code section 17200 et seq. The essence of the claim is that Smith and others who are similarly situated were defrauded in connection with their acquisition of certain licenses that were financed by Leasecomm. In May 2003, Leasecomm filed a motion to stay the action in favor of a Massachusetts forum based on a forum selection clause contained in plaintiff's lease agreement with Leasecomm. After filing the motion, Leasecomm entered into settlement negotiations with plaintiff's counsel to explore the possibility of resolving the matter on a class wide basis without the need for further litigation (meaning the settlement would, if accepted, apply not only to the named plaintiff but to others similarly situated). The parties have continued the hearing on various venue related actions to December 12, 2003 in order to allow the parties time to explore possible settlement. Because of the uncertainties inherent in litigation we cannot predict whether the outcome will have a material adverse effect.

      H. In October, 2003, the Company was served with a purported class action complaint which was filed in United States District Court for the District of Massachusetts alleging violations of federal securities law. The purported class would consist of all persons who purchased Company securities between February 5, 1999 and October 30, 2002. The Complaint asserts that during this period the Company made a series of materially false or misleading statements about the Company's business, prospects and operations, including with respect to certain lease provisions, the Company's course of dealings with its vendor/dealers, and the Company's reserves for credit losses. No motion or answer has been filed in response to the complaint. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

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

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed herewith:

      10.1 Lease Extension for the facility at 10-M Commerce Way, Woburn, MA dated September 16, 2003 among MicroFinancial Incorporated and Cummings Properties, LLC.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) A form 8-K was filed on July 22, 2003, to announce second quarter 2003 results. A second report on Form 8-K was filed on August 19, 2003 to disclose that cash collection activity remains strong. On September 15,2003, a third report on Form 8-K was filed announcing that the Company continues to reduce its debt obligation and that its corporate headquarters lease has been extended for two years.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MicroFinancial Incorporated


                                     By: /s/ Richard F. Latour
                                     -------------------------
                                     President and Chief Executive Officer


                                     By: /s/ James R. Jackson Jr.
                                     ----------------------------
                                     Vice President and Chief Financial Officer


Date:  November 14, 2003