Form 10-K
period 2003-12-31
MICROFINANCIAL INC
filed 2004-03-30
CIK 827230

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                              COMMISSION FILE NO.

                          MICROFINANCIAL INCORPORATED
             (Exact name of registrant as specified in its Charter)

                MASSACHUSETTS                                    04-2962824
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

               10M COMMERCE WAY                                    01801
                  WOBURN, MA                                     (Zip Code)
   (Address of principal executive offices)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

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

     The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $15,217,000, computed by reference to the closing price of such stock as of June 30, 2003, which is the last business day of the registrant's most recently completed second fiscal quarter.

     As of March 19, 2004, 13,176,416 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year end of December 31, 2003, is incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                                                            PAGE
DESCRIPTION                                                                NUMBER
-----------                                                                ------
                                     PART I
Item 1.      Business....................................................     2
Item 2.      Properties..................................................     7
Item 3.      Legal Proceedings...........................................     7
Item 4.      Submission of Matters to a Vote of Security Holders.........     9

                                     PART II
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................    10
Item 6.      Selected Financial Data.....................................    11
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    13
Item 7a.     Quantitative and Qualitative Disclosures about Market
             Risk........................................................    21
Item 8.      Financial Statements and Supplementary Data, Including
             Selected Quarterly Financial Data (Unaudited)...............    22
Item 9.      Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    22
Item 9a.     Controls and Procedures.....................................    22

                                    PART III
Item 10.     Directors and Executive Officers of the Registrant..........    23
Item 11.     Executive Compensation......................................    23
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................    23
Item 13.     Certain Relationships and Related Transactions..............    23
Item 14.     Principal Accounting Fees and Services......................    23

                                     PART IV
Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................    23

SIGNATURES...............................................................    28

                                     PART I

ITEM 1.  BUSINESS

  GENERAL

     MicroFinancial Incorporated ("MicroFinancial" or the "Company") was formed as a Massachusetts corporation on January 27, 1987. The Company, which operates primarily through its wholly-owned subsidiary, Leasecomm Corporation, is a specialized commercial finance company that leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $15,000, with an average amount financed of approximately $1,900 and an average lease term of 44 months. Leasecomm Corporation started originating leases in January 1986. The Company has used proprietary software in developing a sophisticated, risk-adjusted pricing model and in automating its credit approval and collection systems, including a fully-automated, Internet-based application, credit scoring and approval process.

     The Company provides financing to lessees which may have few other sources of credit. The Company primarily leases and rents low-priced commercial equipment, which is used by these lessees in their daily operations. The Company does not market its services directly to lessees, but sources leasing transactions through a nationwide network of independent sales organizations and other dealer-based origination networks ("Dealers").

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

     As of September 30, 2002, the Company's credit facility failed to renew. Renewal of the credit facility required 100% participation from the nine lenders, and one of the lenders chose not to renew. As a result, in October 2002, the Company was forced to suspend virtually all new contract originations until a source of funding is obtained or at such time that the senior credit facility has been paid in full. During 2003, the Company was able to fund a very limited number of new contracts using its own free cash flow. The amount and timing of the new originations is restricted by both the amount of available cash, and the terms of the Company's banking agreements. The Company is currently working with a capital advisory firm in an effort to obtain a new line of credit in order to resume funding activity. The Company remains hopeful that a new funding facility can be in place in a reasonable period of time.

  LEASING, SERVICING AND FINANCING PROGRAMS

     The Company originates leases for products that typically have limited distribution channels and high selling costs. The Company facilitates sales of such products by making them available to Dealers' customers for a small monthly lease payment rather than a higher initial purchase price. The Company primarily leases and rents low-priced commercial equipment to small merchants. The majority of the Company's leases are currently for POS authorization systems; however, the Company also leases a wide variety of other equipment including advertising and display equipment, coffee machines, paging systems, water coolers and restaurant equipment. In addition, the Company also acquires service contracts and contracts in certain other financing markets. The Company opportunistically seeks to enter various other financing markets.

     The Company's residential financings include acquiring service contracts from Dealers that primarily provide security monitoring services.

     Prior to the suspension of new contract originations in October, 2002, the Company originated leases, contracts and loans in all 50 states of the United States and its territories. The Company continues to service leases, contracts and loans in all 50 states of the United States and its territories. As of December 31, 2002 and

2003, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 42% and 40% of the Company's portfolio respectively. Only California accounted for more than 10% of the total portfolio as of December 31, 2002 and 2003 at approximately 14%. None of the remaining states accounted for more than 4% of such total.

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

     During the term of a typical lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. Throughout the term of the lease, the Company charges late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 2003.

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

  DEALERS

     Prior to the suspension of new contract originations in October 2002, the Company provided financing to obligors under microticket leases, contracts and loans through a network of independent Dealers. Historically, the Company has had over 1,000 different Dealers originating leases, contracts and loans. One dealer accounted for approximately 7.38%, 10.98% and 56.14% of all originations during the years ended December 31, 2001, 2002, and 2003, respectively. Another dealer accounted for approximately 23.38% of all originations during the year ended December 31, 2003 and a third dealer accounted for 10.79% of all originations during the year ended December 31, 2003. No other dealer accounted for more than 10% of the Company's origination volume during the years ended December 31, 2001, 2002, or 2003.

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

     The Company has used its proprietary software to develop a multidimensional credit-scoring model which generates pricing of its leases, contracts and loans commensurate with the risk assumed. This software does not produce a binary "yes or no" decision, but rather, determines the price at which the lease, contract or loan might be profitably underwritten. The Company uses credit scoring in most, but not all, of its extensions of credit.

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

     Upon credit approval, the Company requires receipt of signed lease documentation on the Company's standard, or other pre-approved, lease form before funding. Once the equipment is shipped and installed, the Dealer invoices the Company, and thereafter, the Company verifies that the lessee has received and accepted the equipment. Upon the lessee authorizing payment to the Dealer, the lease is forwarded to the Company's funding and documentation department for funding, transaction accounting and billing procedures.

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

  EMPLOYEES

     As of December 31, 2003, the Company had 136 full-time employees, of whom 4 were engaged in credit activities and Dealer service, 93 were engaged in servicing and collection activities, and 39 were engaged in general administrative activities. Management believes that its relationship with its employees is good. No employees of the Company are members of a collective bargaining unit in connection with their employment by the Company.

  EXECUTIVE OFFICERS

NAME AND AGE OF
EXECUTIVE OFFICERS                                            TITLE
------------------                                            -----
Richard F. Latour, 50....................   Director, President, Chief Executive
                                            Officer, Treasurer, Secretary and Clerk
James R. Jackson, Jr., 42................   Vice President and Chief Financial
                                            Officer
John Plumlee, 52.........................   Vice President, MIS
Carol A. Salvo, 37.......................   Vice President, Legal
Steven J. LaCreta, 44....................   Vice President, Lessee Relations
Stephen J. Constantino, 38...............   Vice President, Human Resources

  Backgrounds of Executive Officers

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

     Steven J. LaCreta has served as Vice President, Lessee Relations since May 2000. From November 1996 to May 2000, Mr. LaCreta served as Director of Lessee Relations of the Company. Prior to joining the Company, Mr. LaCreta was a Leasing Collection Manager with Bayer Corporation.

     Stephen J. Constantino has served as Vice President, Human Resources since May 2000. From 1994 to May 2000, Mr. Constantino served as Director of Human Resources of the Company. From 1992 to 1994, Mr. Constantino served as the Controller of the Company. From 1991 to 1992, Mr. Constantino served as the Accounting Manager of the Company. From 1989 to 1991, Mr. Constantino served as a Senior Accountant of the Company. Prior to joining the Company, Mr. Constantino was a Senior Accountant with Child World, Inc.

  AVAILABILITY OF INFORMATION

     The Company maintains an Internet website at http://www.microfinancial.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities Exchange Act of 1934, as well as Section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after the Company files or furnishes these reports with the Securities and Exchange Commission (SEC). The Company's Guidelines on Corporate Governance, Code of Business Conduct and Ethics and charters for its Board Committees are also available on its internet site. The Guidelines, Code of Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to Richard F. Latour, Chief Executive Officer, at 10M Commerce Way, Woburn, Massachusetts 01801. The Company's Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

ITEM 2.  PROPERTIES

     At December 31, 2003, the Company's corporate headquarters and operations center occupied 44,659 square feet of office space at 10M Commerce Way, Woburn, Massachusetts 01801. The lease for this space expires on December 31, 2005.

     During 2003, the Company also leased 5,133 square feet of office space for its West Coast office in Newark, California, under a lease expiring on May 1, 2005, and 21,656 square feet of office space in Waltham, Massachusetts, under a lease expiring on July 31, 2004 and occupied 15,399 square feet of office space in Herndon, Virginia. As of December 31, 2003, the Company had negotiated early terminations of the leases related to the facilities in Newark, California, Herndon, Virginia and Waltham, Massachusetts.

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

     A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. The Company's case against Premier and DelPiano was tried in November, 2003 and was decided by the Court in March, 2004. The Court entered a judgment for the Company against Premier and DelPiano, jointly and severally, on all of the Company's counts, including fraud and violation of Massachusetts General Laws, Chapter 9A, and dismissing with prejudice all of Premier and DelPiano's claims and counterclaims. The Court awarded the Company Twenty Three Million Dollars ($23,000,000) in damages. Collection of this award is not assumed and therefore it is not reflected in the financial statements as of December 31, 2003.

     B. In October, 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. sec. 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the court dismissed the complaint with leave to file an amended complaint. An Amended Complaint was filed in November, 2003. The Company filed a Motion to Dismiss the Amended Complaint, which is awaiting decision by the Court. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

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

     D. In March, 2003, an action was filed by a shareholder against the Company in United States District Court asserting a single count of common law fraud and constructive fraud. The complaint alleges that the shareholder was defrauded by untrue statements made to him by management, upon which he relied in the purchase of Company stock for himself and for others. The complaint seeks damages in an unspecified amount. The Company filed an answer denying the allegations. In December, 2003, upon motion filed by the plaintiff shareholder, the Court dismissed the action without prejudice.

     E. In March, 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserts claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint. The Court allowed the Company's motion to dismiss the Amended Complaint in March, 2004.

     F. On April 28, 2003 plaintiff Wallace Dickey filed a purported class action against Leasecomm Corporation, Cardservice International, Linkpoint International and Clear Commerce Corporation alleging that he lease-financed through Leasecomm the right to use certain computer software manufactured, distributed and sold by the other defendants. The plaintiff does not allege that Leasecomm failed to provide the lease financing contemplated by the Leasecomm lease. Instead, the Plaintiff alleges that the software failed to operate as he believed it would, and he has sued for a declaration that would allow him to rescind his contract, to recover money paid in the course of the transaction and to recover damages allegedly caused by unspecified deceptive trade practices. The plaintiff asserts his claims "on behalf of himself and all others similarly situated." Leasecomm denies all of the Plaintiff's allegations. The parties have reached an agreement on settlement terms and are currently drafting the settlement documents. The settlement, if finalized and signed by the parties, will require court approval to become effective. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

     G. On April 29, 2003, Leasecomm was served with a Complaint filed in the Orange County Superior Court for the State of California. In that Complaint, Maria J. Smith purports to bring a claim against Leasecomm and two other defendants (Galaxy Mall, Inc. and Electronic Commerce International, Inc.) for unfair business practices and competition under California Business and Professions Code section 17200 et seq. The essence of the claim is that Smith and others who are similarly situated were defrauded in connection with their acquisition of certain licenses that were financed by Leasecomm. In May 2003, Leasecomm filed a motion to stay the action in favor of a Massachusetts forum based on a forum selection clause contained in plaintiff's lease agreement with Leasecomm. After filing the motion, Leasecomm entered into settlement negotiations with plaintiff's counsel to explore the possibility of resolving the matter on a class wide basis without the need for further litigation (meaning the settlement would, if accepted, apply not only to the named plaintiff but to others similarly situated). The parties have reached agreement on settlement terms and are currently drafting the settlement documents. The settlement, if finalized and signed by the parties, will require Court approval to become effective. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

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

     I. In February, 2004, a purported class action was filed in Superior Court in Massachusetts against Leasecomm, a dealer, and a party purportedly related to the dealer. The class sought to be certified is a nationwide class who signed lease agreements identical to, or substantially similar to, the plaintiff's lease agreement with Leasecomm, and covering the same product. The Complaint asserts claims for declaratory judgment, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A,
Section 11. The claims concern the validity, enforceability, and alleged unconscionability of this Leasecomm lease of a product which enabled a merchant to process credit card payments. The Complaint seeks rescission of lease agreements with Leasecomm, restitution, multiple damages and attorneys fees under Chapter 93A, and injunctive relief. Because of the uncertainties inherent in litigation we cannot predict whether the outcome will have a material adverse effect. As of the date of this filing, the Company has not been served with this complaint.

     J. In February, 2003, Leasecomm received a Civil Investigative Demand ("CID") from the Office of the Attorney General, State of Washington, to which it has responded. The CID concerns an investigation of monitoring agreements between Priority One, Inc. and various State of Washington consumers, as to which Leasecomm appears to be the assignee of the right to receive monthly payments. Since the investigation has not been concluded, and no legal action has been commenced against Leasecomm, there can be no assurance as to the eventual outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of its fiscal year ended December 31, 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     The Company's common stock, par value $0.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "MFI."

                                       2002                                    2003
                       -------------------------------------   -------------------------------------
                        FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                       QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                       -------   -------   -------   -------   -------   -------   -------   -------
Stock Price
High.................   10.50     10.93     9.30      4.44      1.49      1.84      3.49      3.44
Low..................    6.40      7.24     4.01       .99       .56       .37      1.75      2.64

     (b) Holders

     At March 14, 2004, there were approximately 120 stockholders of record of the common stock. However, many holders' shares are listed under their brokerage firms' names. We estimate that our number of beneficial shareholders to be approximately 850.

     (c) Dividends

     The Company paid the following quarterly cash dividends on the Common
Stock.

                                                         YEAR ENDED          YEAR ENDED
                                                      DECEMBER 31, 2002   DECEMBER 31, 2003
                                                      -----------------   -----------------
First Quarter.......................................       $0.050                 --
Second Quarter......................................       $0.050                 --
Third Quarter.......................................       $0.050                 --
Fourth Quarter......................................           --                 --

     During the fourth quarter of 2002, the Board of Directors suspended the future payment of dividends to comply with the Company's banking agreements. Currently, the terms of the Company's senior credit facility prohibit the payment of dividends, so long as there is a balance outstanding on the debt. The Provisions in certain of the Company's credit facilities and agreements governing its subordinated debt contain, and the terms of any indebtedness issued by the Company in the future are likely to contain, certain restrictions on the payment of dividends on the Common Stock. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company's credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of payment of future dividends.

     (d) Recent Sales of Unregistered Securities

     None

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

                                                YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    1999       2000       2001       2002       2003
                                  --------   --------   --------   --------   --------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
Revenues
  Income on financing leases and
     loans......................  $ 55,545   $ 69,847   $ 70,932   $ 53,012   $ 30,904
  Income on service contracts...     6,349      8,687      8,665      9,734      8,593
  Rental income.................    21,582     27,638     37,664     37,154     34,302
  Other income(1)...............    24,802     33,305     36,830     26,922     17,775
                                  --------   --------   --------   --------   --------
  Total revenues................   108,278    139,477    154,091    126,822     91,574
                                  --------   --------   --------   --------   --------
Expenses:
  Selling, general and
     administrative.............    33,827     38,371     44,899     45,535     33,856
  Provision for credit losses...    37,836(2)   38,912    54,092     88,948(3)   59,758
  Depreciation and
     amortization...............     7,597     10,227     14,378     18,385     16,592
  Interest......................    10,781     15,858     14,301     10,787      7,515
                                  --------   --------   --------   --------   --------
  Total expenses................    90,041    103,368    127,670    163,655    117,721
                                  --------   --------   --------   --------   --------
Income (loss) before provision
  (benefit) for income taxes....  $ 18,237   $ 36,109   $ 26,421   $(36,833)  $(26,147)
                                  ========   ========   ========   ========   ========
Net income (loss)...............  $ 10,728   $ 20,860   $ 16,317   $(22,098)  $(15,687)
                                  ========   ========   ========   ========   ========
Net income (loss) per common
  share
  Basic(4)......................  $   0.84   $   1.64   $   1.28   $  (1.72)  $  (1.20)
  Diluted(5)....................      0.83       1.63       1.26      (1.72)     (1.20)
Dividends per common share......      0.16       0.18       0.20       0.15       0.00

                                                    DECEMBER 31,
                               -------------------------------------------------------
                                 1999        2000        2001        2002       2003
                               ---------   ---------   ---------   --------   --------
                                               (DOLLARS IN THOUSANDS)
Balance Sheet Data:
Gross investment in leases
  and loans(6)...............  $ 362,721   $ 452,885   $ 438,723   $367,173   $194,898
Unearned income..............   (100,815)   (132,687)   (104,538)   (67,574)   (23,729)
Allowance for credit
  losses.....................    (41,719)    (40,924)    (45,026)   (69,294)   (43,011)
Investment in service
  contracts..................     14,250      12,553      14,126     14,463      8,844
  Total assets...............    265,856     342,602     361,728    295,085    156,414
Notes payable................    144,871     201,991     203,053    168,927     58,843
Subordinated notes payable...      9,238       4,785       3,262      3,262      3,262
  Total liabilities..........    187,018     246,579     251,172    208,482     85,148
  Total stockholders'
     equity..................     78,838      96,023     110,556     86,603     71,266

                                                           DECEMBER 31,
                                    ----------------------------------------------------------
                                      1999        2000         2001         2002        2003
                                    ---------   ---------    ---------    --------    --------
                                         (DOLLARS IN THOUSANDS, EXCEPT STATISTICAL DATA)
Other Data:
Operating Data:
  Total leases and loans
     originated(7)................  $ 223,446   $ 236,763    $ 155,308    $111,829    $  3,429
  Total service contracts
     acquired(8)..................      9,105       4,138        6,658       6,773          --
  Total rental contracts
     originated...................        220       5,686       12,379         677         157
  Dealer fundings(9)..............    137,300     145,400      111,100      74,000       1,600
  Average yield on leases and
     loans(10)....................       36.8%       38.0%        38.1%       36.9%       32.5%
Cash Flows From (used in):
  Operating activities............  $ 114,723   $ 116,360    $ 122,280    $120,628    $ 98,052
  Investing activities............   (147,587)   (157,947)    (116,860)    (80,141)     (2,839)
  Financing activities............     33,123      43,081      (10,104)    (35,139)    (94,174)
                                    ---------   ---------    ---------    --------    --------
  Total...........................        259       1,494       (4,684)      5,348       1,039
Selected Ratios:
  Return on average assets........       4.51%       6.86%        4.63%      (6.73)%     (6.95)%
  Return on average stockholders'
     equity.......................      19.81       23.86        15.80      (22.42)     (19.87)
  Operating margin(11)............      51.79       53.79        52.25       41.09       36.70
Credit Quality Statistics:
  Net charge-offs.................  $  20,967   $  37,888(2) $  51,408(2) $ 65,081(3) $ 86,041
  Net charge-offs as a percentage
     of average gross
     investment(12)...............       6.29%       9.00%       11.20%      15.60%      29.40%
  Provision for credit losses as a
     percentage of average gross
     investment(13)...............      11.35        9.24        11.78       21.32       20.42
  Allowance for credit losses as a
     percentage of gross
     investment(14)...............      11.07        8.79         9.94       18.16       21.11

---------------

 (1) Includes loss and damage waiver fees, service fees, interest income, and equipment sales revenue.

 (2) The provision for 1999 includes a special provision of $12.7 million for a loan made to one company, collateralized by approximately 3,500 microticket consumer contracts, and guaranteed by, among other security, an insurance performance bond. MicroFinancial has obtained judgements against the Company and the Insurance Company in the amounts of $23.0 million and $14.0 million, respectively. Charge-offs against the special reserve were $6.4 and $7.1 million for the years ended December 31, 2000 and 2001, respectively.

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

 (4) Net income per common share (basic) is calculated based on weighted-average common shares outstanding of 12,795,809, 12,728,441, 12,789,605, 12,821,946
     and 13,043,744 for the years ended December 31, 1999, 2000, 2001, 2002, and
     2003 respectively.

 (5) Net income per common share (diluted) is calculated based on weighted-average common shares outstanding on a diluted basis of 12,904,231, 12,807,814, 12,945,243, 12,821,946 and 13,043,744 for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the Company's inability to obtain financing in order to continue originating new contracts; the Company's dependence on POS authorization systems and expansion into new markets; the Company's significant capital requirements; the risks of defaults on the Company's leases; adverse consequences associated with the Company's collection policy; risks associated with economic downturns; the effect on the Company's portfolio of higher interest rates; intense competition; increased governmental regulation of the rates and methods used by the Company in financing and collecting its leases and loans; risks associated with acquiring other portfolios and companies; dependence on key personnel; and other factors, many of which are beyond the Company's control. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

  OVERVIEW

     The Company is a specialized commercial finance company that provides "microticket" equipment leasing and other financing services in amounts generally ranging from $400 to $15,000, with an average amount financed of approximately $1,900. The Company primarily leases POS authorization systems and other small business equipment to small commercial enterprises.

     The Company derives the majority of its revenues from leases originated and held by the Company, payments on service contracts, rental payments, and fee income. Historically, the Company funded the majority of leases, contracts and loans through its revolving-credit and term loan facilities (the "Credit

Facilities") and on-balance sheet securitizations, and to a lesser extent, its subordinated debt program ("Subordinated Debt") and internally generated funds. As of September 30, 2002, the credit facility failed to renew and the Company began paying down the balance of the debt. At December 31, 2002, the Company was in default of certain of its debt covenants in its credit facility and securitization agreements. The covenants that were in default with respect to the credit facility, require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000 and compliance with the borrowing base. The covenants that were in default with respect to the securitization agreements, require that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings and a consolidated tangible net worth greater than $90 million plus 50% of net income for each fiscal quarter after June 30, 2001. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waived the defaults described above, and in consideration for the waiver, required the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. In October 2002, the Company was forced to suspend virtually all new contract originations until a new source of financing is obtained or until such time as the credit facility has been paid in full. The Company is currently in the process of pursuing alternative financing sources.

     In February 2003, the Company was advised by the New York Stock Exchange
(NYSE) that it was not in compliance with the NYSE's continued listing standards. Specifically, the Company did not meet the following requirements based on a consecutive thirty (30) day trading period: average market capitalization of not less than $15 million and a share price of not less than $1.00. In accordance with the continued listing criteria set forth by the NYSE, on April 1, 2003, the Company presented a plan which management believed had the potential to bring the Company back into compliance with the listing standards within the required timeframes. Subsequently, the Company was able to achieve and maintain compliance with the continued listing criteria. The Company continues to work closely with the NYSE in the execution of its plan objectives.

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

     Substantially all leases originated or acquired by the Company are non-cancelable. During the term of the lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. The Company enhances the profitability of its leases, contracts and loans by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Collection fees are imposed based on the Company's estimate of the costs of collection. The Company may only impose late fees on the first four months of late payments and is prohibited from imposing compound late fees or from assessing late fees as a percentage of the total outstanding late payments including outstanding late fees. The loss and damage waiver fees are charged if a customer fails to provide proof of insurance and are reasonably related to the cost of replacing the lost or damaged equipment or product. The initial non-cancelable term of the lease is equal to or less than the equipment's estimated economic life and often provides the Company with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases in the Company's portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 2003. Substantially all service and rental contracts are month-to-month contracts with expected terms of 7 years for service contracts, 15 months for lessees that continue to rent their equipment beyond the original term, and 22 months for other types of rental contracts.

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

  Revenue Recognition

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

     Leases, service contracts, rental contracts and loans are charged against the allowance for credit losses and are put on non-accrual when they are deemed to be uncollectable. Generally, the Company deems leases, service contracts, rental contracts and loans to be uncollectable when one of the following occurs:
(i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) when an account has become 360 days delinquent without contact with the lessee. The typical monthly payment under the Company's leases is between $30 and $50 per month. As a result of these small monthly payments, the Company's experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current (at 360 days past due, a lessee may only owe lease payments of between $360 and $600).

     The Company has developed and regularly updates proprietary credit scoring systems designed to improve its risk-based pricing. The Company uses credit scoring in most, but not all, of its extensions of credit. In addition, the Company aggressively employs collection procedures and a legal process to resolve any credit problems.

  RESULTS OF OPERATIONS

  Revenue

                                          2001     CHANGE     2002     CHANGE    2003
                                        --------   ------   --------   ------   -------
                                                        (IN THOUSANDS)
Income on financing leases and
  loans...............................  $ 70,932   (25.3)%  $ 53,012   (41.7)%  $30,904
Income on service contracts...........     8,665    12.3%      9,734   (11.7)%    8,593
Rental income.........................    37,664    (1.4)%    37,154    (7.7)%   34,302
Service fees and other................    36,830   (26.9)%    26,922   (34.0)%   17,775
                                        --------   -----    --------   -----    -------
Total revenues........................   154,091   (17.7)%   126,822   (27.8)%   91,574
                                        --------            --------            -------

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

     Total revenues for the year ended December 31, 2003 were $91.6 million, a decrease of $35.2 million, or 27.8%, from the year ended December 31, 2002. The decline in revenue was due to decreases of $22.1 million, or 41.7%, in income on financing leases and loans and $9.1 million, or 34.0%, in service fee and other income. In addition, rental revenue decreased $2.9 million or 7.7% and income on service contracts decreased $1.1 million, or 11.7%, as compared to such amounts in the previous year's period. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company's portfolio of leases, rentals and service contracts. The shrinking portfolio is a direct result of the Company's decision during the third quarter of 2002 to cease funding new originations as a result of its Lenders not renewing the revolving credit facility on September 30, 2002. Revenues are expected to continue to decline so long as the Company is not originating new contracts.

     Total revenues for the year ended December 31, 2002, were $126.8 million, a decrease of $27.3 million, or 17.7%, from the year ended December 31, 2001, due primarily to decreases of $17.9 million, or 25.3%, in income on financing leases and loans and $9.8 million, or 32.2%, in service fee and other income; offset by an increase of $559,000, or 1.2% in rental and service contract income over such amounts in the previous year's period. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company's decision during the third quarter of 2002 to suspend the funding of new contracts. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The increase in rental and service contract income is a result of the increased number of lessees that have continued to rent their equipment beyond their original lease term, the acquisition of the rental portfolio of Resource Leasing Corporation, and increased originations in rental and service contracts in 2002.

  Selling, General and Administrative

                                              2001    CHANGE    2002    CHANGE    2003
                                             ------   ------   ------   ------   ------
                                                           (IN THOUSANDS)
Selling, general and administrative........  44,899    1.4%    45,535   (25.6)%  33,856
As a percent of revenue....................    29.1%             35.9%             37.0%

     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, information systems and communications. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company's portfolio of leases and rental contracts. SG&A expenses decreased by $11.7 million, or 25.6%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The decrease was primarily driven by a reduction in personnel related expenses of approximately $5.8 million, as management reduced headcount from 203 to 136, $2.0 million decrease in collection related expenses, $1.8 million in cost of goods sold, and $700,000 reduction in rent expense. The expense reductions were achieved as management continued to align the Company's infrastructure with the current business conditions.

     SG&A expenses increased by $636,000 or 1.4%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001. Marketing programs increased by $1.4 million, or 117.2%, due to increased dealer service fees paid on a portfolio of leases acquired in 2002. Legal services increased by $2.2 million, or 198.2%, primarily due to costs incurred for the different class actions and investigations and in conjunction with the workout on the Company's credit facility and securitization covenant defaults. Compensation expenses decreased by $2.1 million, or 11.3%, primarily due to staff reductions.

  Provision for Credit Losses

                                              2001    CHANGE    2002    CHANGE    2003
                                             ------   ------   ------   ------   ------
                                                           (IN THOUSANDS)
Provision for credit losses................  54,092    64.4%   88,948   (32.8)%  59,758
As a percent of revenue....................    35.1%             70.1%             65.3%

     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company's provision for credit losses decreased by $29.2 million, or 32.8%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002, while net charge-offs increased 32.0% to $86.0 million. The provision was based on the Company's historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.

     The Company's provision for credit losses increased by $34.9 million, or 64.4%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, while net charge-offs increased 26.6% to $65.1 million. This provision was based on the Company's historical policy, based on experience, of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period and reflects management's judgement of loss potential considering current economic conditions and the nature of the underlying receivables. The Company took an additional provision of $35 million during the third quarter of 2002 to reserve against certain dealer receivables as well as delinquent portfolio assets. In the past, dealer receivables had been offset, in some instances, against the funding of new contracts. Since the Company has suspended the funding of new deals, the Company feels that the collection of these receivables will be more difficult. Although the Company will continue to pursue collections on these accounts, management believes that the cost associated with the legal enforcement would outweigh the benefits realized.

  Depreciation and Amortization

                                              2001    CHANGE    2002    CHANGE    2003
                                             ------   ------   ------   ------   ------
                                                           (IN THOUSANDS)
Depreciation and amortization..............  14,378    27.9%   18,385    (9.8)%  16,592
As a percent of revenue....................     9.3%             14.5%             18.1%

     Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company's investment in service contracts. The Company's investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. Rental equipment is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Service contracts are recorded at cost and amortized over 84 months. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the asset and any resulting charge is made to depreciation and amortization expense. Depreciation and amortization decreased by $1.8 million, or 9.8%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002, primarily due to the decrease in the overall portfolio of service and rental contracts.

     For the year ended December 31, 2002 as compared to the year ended December 31, 2001, depreciation and amortization increased by $4.0 million, or 27.9%, due to the increased number of rental contracts and amortization of the Company's investment in service contracts.

  Interest Expense

                                               2001    CHANGE    2002    CHANGE   2003
                                              ------   ------   ------   ------   -----
                                                           (IN THOUSANDS)
Interest....................................  14,301   (24.6)%  10,787   (30.3)%  7,515
As a percent of revenue.....................     9.3%              8.5%             8.2%

     The Company pays interest on borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations. Interest expense decreased by $3.3 million, or 30.3%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This decrease resulted primarily from the Company's decreased level of borrowings. At December 31, 2003, the Company had notes payable of $58,843, compared to $168,927 at December 31, 2002.

     Interest expense decreased by $3.5 million, or 24.6%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001. This decrease resulted primarily from the Company's declining cost of funds as well as a decreased level of borrowings.

  Other Operating Data

     Dealer Fundings were $1.6 million during the year ended December 31, 2003, a decrease of $72.4 million, or 97.8%, compared to the year ended December 31, 2002. . This decrease is a result of the failure of the credit facility to renew, which, in turn, forced the Company to suspend virtually all new contract originations in the third quarter of 2002. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $396.5 million for the year ended December 31, 2002 to $218.3 million for the year ended December 31, 2003, representing a decrease of $178.2 million, or 44.9%. Unearned income decreased by $43.9 million, or 64.9%, from $67.6 million at December 31, 2002 to $23.7 million at December 31, 2003. This decrease was primarily due to continued amortization and a lack of new lease originations in 2003. Net cash provided by operating activities decreased by $22.5 million, or 18.7%, to $98.1 million during the year ended December 31, 2003, from the year ended December 31, 2002, because of the decrease in the size of the Company's overall portfolio.

     Dealer Fundings were $74.0 million during the year ended December 31, 2002, a decrease of $37.1 million, or 33.4%, compared to the year ended December 31, 2001. This decrease is a result of the failure of the credit facility to renew, which in turn, forced the Company to suspend virtually all new contract originations in the third quarter of 2002. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $470.6 million for the year ended December 31, 2001, to $396.5 million for the year ended December 31, 2002, representing a decrease of $74.1 million, or 15.7%. Unearned income decreased by $37.0 million, or 35.4%, from $104.5 million at December 31, 2001 to $67.6 million at December 31, 2002. This decrease was primarily due to the 33.4% decrease in dealer fundings during 2002. Net cash provided by operating activities decreased by $1.7 million to $120.6 million during the year ended December 31, 2002, or 1.4%, from the year ended December 31, 2001 because of the decrease in the size of the Company's overall portfolio.

  EXPOSURE TO CREDIT LOSSES

     The following table sets forth certain information as of December 31, 2001, 2002 and 2003, with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                                             AS OF DECEMBER 31,
                                                       ------------------------------
                                                         2001       2002       2003
                                                       --------   --------   --------
Cumulative amounts billed (in thousands).............  $602,649   $600,637   $478,791
31-60 days past due..................................       1.8%       1.0%       1.1%
61-90 days past due..................................       1.7%       1.0%       0.8%
Over 90 days past due................................      13.4%      22.9%      17.9%
                                                       --------   --------   --------
  Total past due.....................................      16.9%      24.9%      19.8%
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

     The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. On August 22, 2000, the Company entered into a new $192 million credit facility with nine banks, expiring on September 30, 2002. As of September 30, 2002, the credit facility failed to renew and the Company began paying down the outstanding balance. As a result of the failure to renew, the Company was forced to suspend essentially all new contract originations until a new source of financing is obtained or at such time that the senior credit facility has been paid in full. At

December 31, 2002, the Company was in default of certain of its debt covenants in its credit facility. The covenants that were in default with respect to the credit facility, require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, as subsequently amended in June and November 2003, as of December 31, 2003, the Company is obligated to repay a minimum of $54.8 million, plus applicable interest, over the next twelve months. At December 31, 2003, the Company had approximately $55.4 million outstanding under the facility.

     The Company, through its wholly owned subsidiary, Leasecomm Corporation, periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose entities. The assets of such special purpose entities and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, MicroFinancial Incorporated, or other affiliates. However, the special purpose entities to which such assets are contributed are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment. At December 31, 2002, the Company was in default of certain of its debt covenants in its securitization agreements. The covenants that were in default with respect to the securitization agreements, required that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings and a consolidated tangible net worth greater than $90 million plus 50% of net income for each fiscal quarter after June 30, 2001. The Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. To date, cash flows from its portfolio and other fees have been sufficient to repay amounts borrowed under the securitization agreements. At December 31, 2003, the Company had approximately $3.2 million outstanding under its securitizations.

     MicroFinancial has taken certain steps in an effort to improve its financial position. Management continues to actively consider various financing, restructuring and strategic alternatives as well as continuing to work closely with the Company's lenders to ensure continued compliance with the terms of the long term agreement. In addition, management has taken steps to reduce overhead and align its infrastructure with current business conditions, including a reduction in headcount from 380 at December 31, 2001 to 136 at December 31, 2003. The failure or inability of MicroFinancial to successfully carry out these plans could ultimately have a material adverse effect on the Company's financial position and its ability to meet its obligations when due. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Provided that the Company continues to comply with the terms of the long term bank agreement, including the suspension of new contract originations, the Company believes that cash flows from its existing portfolio will be sufficient to fund the Company's operations for the foreseeable future.

  CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The Company has entered into various agreements, such as the long-term debt agreements, capital lease agreements and operating lease agreements that require future payments be made. Long-term debt agreements include all debt outstanding under the credit facility, securitizations, subordinated notes, demand notes and other notes payable.

     At December 31, 2003 the repayment schedules for outstanding long-term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:

                                                 LONG-TERM   OPERATING   CAPITAL
FOR THE YEAR ENDED DECEMBER 31,                    DEBT       LEASES     LEASES     TOTAL
-------------------------------                  ---------   ---------   -------   -------
2004...........................................   $58,078     $  585      $164     $58,827
2005...........................................     1,427        585        56       2,068
2006...........................................     2,600         --        --       2,600
2007...........................................        --         --        --          --
2008...........................................        --         --        --          --
2009...........................................        --         --        --          --
Thereafter.....................................        --         --        --          --
                                                  -------     ------      ----     -------
Total..........................................   $62,105     $1,170      $220     $63,495
                                                  =======     ======      ====     =======

  Recently Issued Accounting Pronouncements

     See Note B of the notes to the consolidated financial statements included herein for a discussion of the impact of recently issued accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  General Risks

     MicroFinancial incurred net losses of $22.1 million and $15.7 million for the years ended December 31, 2002 and 2003, respectively. The net losses incurred by the Company during the third and fourth quarters of 2002 caused the Company to be in default of certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company's credit facility failed to renew and consequently, the Company was forced to suspend new origination activity as of October 11, 2002. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the covenant defaults as of December 31, 2002, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. To date, the Company has fulfilled all of its debt obligations, as agreed to by the bank group, in a timely manner.

     MicroFinancial has taken certain steps in an effort to improve its financial position. Management continues to actively consider various financing, restructuring and strategic alternatives as well as continuing to work closely with the Company's lenders to ensure continued compliance with the terms of the long term agreement. In addition, Management has taken steps to reduce overhead and align its infrastructure with current business conditions, including a reduction in headcount from 380 at December 31, 2001 to 136 at December 31, 2003. The failure or inability of MicroFinancial to successfully carry out these plans could ultimately have a material adverse effect on the Company's financial position and its ability to meet its obligations when due. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Market-Rate-Sensitive Instruments and Risk Management

     The following discussion about the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical loss in earnings, cash flows, and fair value of the financial instruments held by the Company at December 31, 2003, that are sensitive to changes in interest rates. The Company has used interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company used these instruments to reduce risk by creating offsetting market exposures. The instruments held by the Company are not held for trading purposes.

     In the normal course of operations, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk, and legal risk, and are not represented in the analysis that follows.

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

     Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the fixed repayment schedules of the Company's outstanding debt, the Company is limited in its ability to manage the blend of fixed and variable rate interest obligations. As of December 31, 2003, the Company's outstanding fixed-rate indebtedness outstanding under the Company's securitizations and subordinated debt represented 10.9% of the Company's total outstanding indebtedness.

     The Company's credit facility bears interest at rates, which fluctuate with changes in the prime rate or the 90-day LIBOR. The Company's interest expense on its credit facility and the fair value of its fixed rate debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on the Company's interest expense and the fair value of its fixed rate debt would be $332,000 and $275,000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, INCLUDING SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     MicroFinancial Incorporated's Financial Statements, together with the related Independent Auditors' Report, appear at pages F-1 through F-27 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

  Disclosure controls and procedures

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Richard F. Latour, our President and Chief

Executive Officer, and James R. Jackson, our Vice President and Chief Financial Officer, reviewed and are responsible for conducting this evaluation. Based on this evaluation, Messrs. Richard F. Latour and James R. Jackson concluded that, as of the date of their evaluation, our disclosure controls were effective.

  Internal controls

     Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections, "Section 16(a) Beneficial Ownership Reporting Compliance," "Governance of the Corporation" and "Proposal 1 -- Election of Directors," included in the Company's proxy statement for its 2004 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004, are hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The sections, "Compensation of Executive Officers," "Governance of the Corporation," "Compensation Committee Report," and "Performance Graph" included in the Company's proxy statement for its 2004 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004, are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The section "Security Ownership of Certain Beneficial Owners and Management," included in the Company's proxy statement for its 2004 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004, is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section "Governance of the Corporation," included in the Company's proxy statement for its 2004 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004, is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The section "Proposal 2 -- Ratification of the Selection of
MicroFinancial's Independent Auditors," included in the Company's proxy statement for its 2004 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004, is hereby incorporated by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements MicroFinancial Incorporated's Financial Statements, together with the related Independent Auditors' Report, appear at pages F-1 through F-27 of this Form 10-K

    (2) None

    (3) Exhibits Index

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Restated Articles of Organization, as amended. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant's Registration Statement on Form S-1
          (Registration Statement No. 333-56639) filed with the
          Securities and Exchange Commission on June 9, 1998.
 3.2      Bylaws. Incorporated by reference to the Exhibit with the
          same exhibit number in the Registrant's Registration
          Statement on Form S-1 (Registration Statement No. 333-56639)
          filed with the Securities and Exchange Commission on June 9,
          1998.
10.1      Fourth Amended and Restated Revolving Credit Agreement,
          dated August 22, 2000, among Leasecomm Corporation, the
          lenders parties thereto, and Fleet National Bank as agent.
          Incorporated by reference to Exhibit 10.6 in the
          Registrant's Quarterly Report on Form 10-Q filed with the
          Securities and Exchange Commission on November 14, 2000.
10.2      Forbearance Agreement dated January 3, 2003 among Leasecomm
          Corporation, Fleet National Bank, as agent, and the other
          Lenders named therein. Incorporated by reference to Exhibit
          10.11 in the Registrant's Quarterly Report on Form 10-Q
          filed with the Securities and Exchange Commission on May 15,
          2003.
10.3      Forbearance Agreement dated January 24, 2003 among Leasecomm
          Corporation, Fleet National Bank, as agent, and the other
          Lenders named therein. Incorporated by reference to Exhibit
          10.12 in the Registrant's Quarterly Report on Form 10-Q
          filed with the Securities and Exchange Commission on May 15,
          2003.
10.4      First Amendment to Fourth Amended and Restated Revolving
          Credit Agreement dated September 21, 2001 among Leasecomm
          Corporation, Fleet National Bank, as agent, and the other
          Lenders named therein. Incorporated by reference to Exhibit
          10.10 in the Registrant's Quarterly Report on Form 10-Q
          filed with the Securities and Exchange Commission on May 15,
          2003.
10.5      Second Amendment to Fourth Amended and Restated Revolving
          Credit Agreement dated April 14, 2003 among Leasecomm
          Corporation, Fleet National Bank, as agent, and the other
          Lenders named therein. Incorporated by reference to Exhibit
          10.1 in the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.6      Third Amendment to Fourth Amended and Restated Revolving
          Credit Agreement dated June 30, 2003 among Leasecomm
          Corporation, Fleet National Bank, as agent, and the other
          Lenders named therein. Incorporated by reference to Exhibit
          10.1 in the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14,
          2003.
10.7+     Fourth Amendment to Fourth Amended and Restated Revolving
          Credit Agreement dated November 7, 2003 among Leasecomm
          Corporation, Fleet National Bank, as agent, and the other
          Lenders named therein.
10.8      Warrant Purchase Agreement dated April 14, 2003 among the
          Company, Fleet National Bank, as agent, and the other
          Lenders named therein. Incorporated by reference to Exhibit
          10.2 in the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.9      Form of Warrants to purchase Common Stock of the Company
          issued April 14, 2003, together with schedule of warrant
          holders. Incorporated by reference to Exhibit 10.3 in the
          Registrant's Quarterly Report on Form 10-Q filed with the
          Securities and Exchange Commission on May 15, 2003.
10.10     Co-Sale Agreement dated April 14, 2003 among the Company,
          Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle,
          Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr.,
          and the Lenders named therein. Incorporated by reference to
          Exhibit 10.4 in the Registrant's Quarterly Report on Form
          10-Q filed with the Securities and Exchange Commission on
          May 15, 2003.
10.11     Registration Rights Agreement dated April 14, 2003 among the
          Company and the Lenders named therein. Incorporated by
          reference to Exhibit 10.5 in the Registrant's Quarterly
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on May 15, 2003.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.12     Letter Agreement dated April 14, 2003 among Fleet National
          Bank, as Agent, the Company, and the holders of the
          Company's 7.5% Term Notes. Incorporated by reference to
          Exhibit 10.14 in the Registrant's Quarterly Report on Form
          10-Q filed with the Securities and Exchange Commission on
          May 15, 2003.
10.13     Letter Agreement dated April 14, 2003 among Fleet National
          Bank, as Agent, the Company, and the holders of the
          Company's Subordinated Capital Notes. Incorporated by
          reference to Exhibit 10.15 in the Registrant's Quarterly
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on May 15, 2003.
10.14     Commercial Lease, dated November 3, 1998, between Cummings
          Properties Management, Inc. and MicroFinancial Incorporated.
          Incorporated by reference to Exhibit 10.25 in the
          Registrant's Amendment No. 2 to Registration Statement on
          Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10.15     Amendment to Lease #1, dated November 3, 1998, between
          Cummings Properties Management, Inc. and MicroFinancial
          Incorporated. Incorporated by reference to Exhibit 10.26 in the Registrant's Amendment No. 2 to Registration Statement
          on Form S-1 (Registration Statement No. 333-56639) filed
          with the Securities and Exchange Commission on January 11,
          1999.
10.16     Lease Extension for the facility at 10-M Commerce Way,
          Woburn, MA dated September 16, 2003 among MicroFinancial
          Incorporated and Cummings Properties, LLC. Incorporated by
          reference to Exhibit 10.1 in the Registrant's Quarterly
          Report on Form 10-Q filed with the Securities and Exchange
          Commission on November 14, 2003.
10.17*    1987 Stock Option Plan. Incorporated by reference to the
          Exhibit with the same exhibit number in the Registrant's
          Registration Statement on Form S-1 (Registration Statement
          No. 333-56639) filed with the Securities and Exchange
          Commission on June 9, 1998.
10.18*    Forms of Grant under 1987 Stock Option Plan Incorporated by reference to the Exhibit with the same exhibit number in the
          Registrant's Registration Statement on Form S-1
          (Registration Statement No. 333-56639) filed with the
          Securities and Exchange Commission on June 9, 1998.
10.19*    1998 Equity Incentive Plan Incorporated by reference to the
          Exhibit with the same exhibit number in the Registrant's
          Amendment No. 2 to Registration Statement on Form S-1
          (Registration Statement No. 333-56639) filed with the
          Securities and Exchange Commission on January 11, 1999.
10.20*    Employment Agreement between the Company and Peter R.
          Bleyleben. Incorporated by reference to Exhibit 10.13 in the
          Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 15, 2003.
10.21*    Employment Agreement between the Company and Richard F.
          Latour. Incorporated by reference to Exhibit 10.14 in the
          Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 15, 2003.
10.22*    Employment Agreement between the Company and John Plumlee.
          Incorporated by reference to Exhibit 10.40 in the
          Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 15, 2003.
10.23*    Employment Agreement between the Company and Carol Salvo.
          Incorporated by reference to Exhibit 10.41 in the
          Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 15, 2003.
10.24*    Employment Agreement between the Company and James R.
          Jackson, Jr.. Incorporated by reference to Exhibit 10.42 in the Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 15, 2003.
10.25*    Employment Agreement between the Company and Stephen
          Constantino. Incorporated by reference to Exhibit 10.43 in the Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 15, 2003.
10.26*    Employment Agreement between the Company and Steven LaCreta.
          Incorporated by reference to Exhibit 10.44 in the
          Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 15, 2003.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.27*+   Forms of Restricted Stock Agreement grant under 1987 Stock
          Option Plan.
10.28     Amended and Restated Standard Terms and Condition of
          Indenture dated as of September 2001 governing the MFI
          Finance Corp. I, 5.5800% Lease-Backed Notes, Series 2000-3
          (the "2001-3 Notes"). Incorporated by reference to Exhibit
          10.15 in the Registrant's Quarterly Report on Form 10-Q
          filed with the Securities and Exchange Commission on
          November 14, 2001.
10.29     Supplement to Indenture dated September 2001 governing the
          2001-3 Notes. Incorporated by reference to Exhibit 10.16 in the Registrant's Quarterly Report on Form 10-Q filed with
          the Securities and Exchange Commission on November 14, 2001.
10.30     Specimen 2001-3 Note. Incorporated by reference to Exhibit
          10.17 in the Registrant's Quarterly Report on Form 10-Q
          filed with the Securities and Exchange Commission on
          November 14, 2001.
10.31     Standard Terms and Conditions of Servicing governing the
          2001-3 Notes. Incorporated by reference to Exhibit 10.18 in the Registrant's Quarterly Report on Form 10-Q filed with
          the Securities and Exchange Commission on November 14, 2001.
10.32     Direction and Permanent Waiver of Trigger Events and
          Servicer Events of Default dated April 15, 2003 among Ambac
          Assurance Corporation, Wells Fargo Bank Minnesota, National
          Association ("Wells Fargo"), as indenture trustee, MFI
          Finance Corp. I and Leasecomm Corporation waiving certain
          covenants under the Amended and Restated Indenture dated as of September 1, 2001 and related documents thereto, all with respect to MFI Finance Corp. I. Incorporated by reference to
          Exhibit 10.6 in the Registrant's Quarterly Report on Form
          10-Q filed with the Securities and Exchange Commission on
          May 15, 2003.
10.33     First Amendment to Amended and Restated Indenture dated
          April 15, 2003 among the Company, MFI Finance Corp I, Wells
          Fargo, as back-up servicer and Wells Fargo, as indenture
          trustee. Incorporated by reference to Exhibit 10.8 in the
          Registrant's Quarterly Report on Form 10-Q filed with the
          Securities and Exchange Commission on May 15, 2003.
10.34     Second Amendment to Servicing Agreement dated October 14,
          2002 among the Company, MFI Finance Corp I, Wells Fargo, as back-up servicer and Wells Fargo, as indenture trustee.
          Incorporated by reference to Exhibit 10.13 in the
          Registrant's Quarterly Report on Form 10-Q filed with the
          Securities and Exchange Commission on May 15, 2003.
10.35     Third Amendment to Servicing Agreement dated April 15, 2003 among the Company, MFI Finance Corp I, Wells Fargo, as
          back-up servicer and Wells Fargo, as indenture trustee.
          Incorporated by reference to Exhibit 10.9 in the
          Registrant's Quarterly Report on Form 10-Q filed with the
          Securities and Exchange Commission on May 15, 2003.
10.36     Standard Terms and Condition of Indenture dated as of
          September 2001 governing the MFI Finance Corp. II, LLC ,
          8.0000% Lease-Backed Notes, Series 2001-1 (the "2001-1
          Notes"). Incorporated by reference to Exhibit 10.19 in the
          Registrant's Quarterly Report on Form 10-Q filed with the
          Securities and Exchange Commission on November 14, 2001.
10.37     Supplement to Indenture dated September 2001 governing the
          2001-1 Notes. Incorporated by reference to Exhibit 10.20 in the Registrant's Quarterly Report on Form 10-Q filed with
          the Securities and Exchange Commission on November 14, 2001.
10.38     Specimen 2001-1 Note. Incorporated by reference to the
          Exhibit 10.21 in the Registrant's Quarterly Report on Form
          10-Q filed with the Securities and Exchange Commission on
          November 14, 2001.
10.39     Standard Terms and Conditions of Servicing governing the
          2001-1 Notes. Incorporated by reference to Exhibit 10.22 in the Registrant's Quarterly Report on Form 10-Q filed with
          the Securities and Exchange Commission on November 14, 2001.
10.40     MFI Finance II, LLC 8.00% Asset-Backed Notes, Series 2001-1:
          MFI II Permanent Waiver dated April 15, 2003 between N M
          Rothschild & Sons Limited and the Company waiving certain
          covenants under the Amended and Restated Indenture dated as of September 1, 2001 and related documents thereto, all with respect to MFI Finance Corp. II. Incorporated by reference to Exhibit 10.7 in the Registrant's Quarterly Report on Form
          10-Q filed with the Securities and Exchange Commission on
          May 15, 2003.
21.1      Subsidiaries of Registrant

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
23.1+     Consent of Deloitte & Touche LLP
31.1+     Certification of Chief Executive Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
31.2+     Certification of Chief Financial Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
32.1+     Certification of Chief Executive Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+     Certification of Chief Financial Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 +  Filed herewith.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

     (b) Reports on Form 8-K

     The Company filed a current report on Form 8-K, dated October 24, 2003, announcing financial results for the quarter ended September 30, 2003. The Company filed a second current report on Form 8-K, dated March 10, 2004, announcing financial results for the year ended December 31, 2003.

     (c) See (a)(3) above.

     (d) None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICROFINANCIAL INCORPORATED

                                          By:     /s/ RICHARD F. LATOUR
                                            ------------------------------------
                                                     Richard F. Latour
                                               President and Chief Executive
                                                           Officer

                                          By:   /s/ JAMES R. JACKSON JR.
                                            ------------------------------------
                                                    James R. Jackson Jr.
                                             Vice President and Chief Financial
                                                           Officer

Date: March 30, 2004

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ PETER R. BLEYLEBEN                 Chairman of the Board of Directors   March 30, 2004
 ------------------------------------------------
                Peter R. Bleyleben


              /s/ RICHARD F. LATOUR                      President, Chief Executive       March 30, 2004
 ------------------------------------------------        Officer, Treasurer, Clerk,
                Richard F. Latour                                Secretary
                                                                and Director


             /s/ JAMES R. JACKSON JR.                        Vice President and           March 30, 2004
 ------------------------------------------------         Chief Financial Officer
               James R. Jackson Jr.


                /s/ BRIAN E. BOYLE                                Director                March 30, 2004
 ------------------------------------------------
                  Brian E. Boyle


              /s/ TORRENCE C. HARDER                              Director                March 30, 2004
 ------------------------------------------------
                Torrence C. Harder


               /s/ FRITZ VON MERING                               Director                March 30, 2004
 ------------------------------------------------
                 Fritz Von Mering


                /s/ ALAN J. ZAKON                                 Director                March 30, 2004
 ------------------------------------------------
                  Alan J. Zakon

                          MICROFINANCIAL INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................  F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and
  2003......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2002, and 2003.........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2002, and 2003.............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2002, and 2003.........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MicroFinancial Incorporated:

We have audited the accompanying consolidated balance sheets of MicroFinancial Incorporated and subsidiaries (the "Company") as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MicroFinancial Incorporated and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 30, 2004

                          MICROFINANCIAL INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Net investment in leases and loans:
  Receivables due in installments...........................  $334,623    $175,788
  Estimated residual value..................................    30,754      19,110
  Initial direct costs......................................     4,891       1,804
  Loans receivable..........................................     1,796          --
  Less:
     Advance lease payments and deposits....................       (96)        (37)
     Unearned income........................................   (67,574)    (23,729)
     Allowance for credit losses............................   (69,294)    (43,011)
                                                              --------    --------
Net investment in leases and loans..........................  $235,100    $129,925
Investment in service contracts.............................    14,463       8,844
Cash and cash equivalents...................................     5,494       6,533
Restricted cash.............................................    18,516       2,376
Property and equipment, net.................................     9,026       5,844
Income taxes receivable.....................................     8,652          --
Other assets................................................     3,834       2,892
                                                              --------    --------
       Total assets.........................................  $295,085    $156,414
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable...............................................  $168,927    $ 58,843
Subordinated notes payable..................................     3,262       3,262
Capitalized lease obligations...............................       471         209
Accounts payable............................................     3,840       3,186
Other liabilities...........................................     6,776       4,104
Income taxes payable........................................     1,400       7,789
Deferred income taxes payable...............................    23,806       7,755
                                                              --------    --------
       Total liabilities....................................   208,482      85,148
                                                              --------    --------
Commitments and contingencies (Note I)......................        --          --
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; none issued at 12/31/02 and 12/31/03.......        --          --
  Common stock, $.01 par value; 25,000,000 shares
     authorized; 13,410,646 shares issued at 12/31/02 and
     12/31/03...............................................       134         134
  Additional paid-in capital................................    47,723      44,245
  Retained earnings.........................................    45,089      29,402
  Treasury stock, at cost (588,700 shares at 12/31/02 and
     234,230 shares at 12/31/03)............................    (6,343)     (2,515)
                                                              --------    --------
       Total stockholders' equity...........................    86,603      71,266
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $295,085    $156,414
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          MICROFINANCIAL INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2002          2003
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER-SHARE DATA)
Revenues:
  Income on financing leases and loans......................    $ 70,932      $ 53,012      $ 30,904
  Income on service contracts...............................       8,665         9,734         8,593
  Rental income.............................................      37,664        37,154        34,302
  Loss and damage waiver fees...............................       6,344         6,257         5,525
  Service fees and other....................................      30,486        20,665        12,250
                                                                --------      --------      --------
     Total revenues.........................................     154,091       126,822        91,574
                                                                --------      --------      --------
Expenses:
  Selling, general and administrative.......................      44,899        45,535        33,856
  Provision for credit losses...............................      54,092        88,948        59,758
  Depreciation and amortization.............................      14,378        18,385        16,592
  Interest..................................................      14,301        10,787         7,515
                                                                --------      --------      --------
     Total expenses.........................................     127,670       163,655       117,721
                                                                --------      --------      --------
Income (loss) before provision for income taxes.............      26,421       (36,833)      (26,147)
Provision (benefit) for income taxes........................      10,104       (14,735)      (10,460)
                                                                --------      --------      --------
Net income (loss)...........................................    $ 16,317      $(22,098)     $(15,687)
                                                                ========      ========      ========
Net income (loss) per common share -- basic.................    $   1.28      $  (1.72)     $  (1.20)
                                                                ========      ========      ========
Net income (loss) per common share -- diluted...............    $   1.26      $  (1.72)     $  (1.20)
                                                                ========      ========      ========
Dividends per common share..................................    $  0.195      $  0.150      $  0.000
                                                                ========      ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          MICROFINANCIAL INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                   COMMON STOCK       ADDITIONAL                TREASURY STOCK
                                -------------------    PAID-IN     RETAINED   ------------------
                                  SHARES     AMOUNT    CAPITAL     EARNINGS    SHARES    AMOUNT
                                ----------   ------   ----------   --------   --------   -------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31,
  2000........................  13,410,646    $134     $47,900     $ 55,291    669,700   $(7,234)
Exercise of stock options, net
  of tax benefit..............                            (177)                (96,000)    1,037
Common stock dividends........                                       (2,498)
Treasury stock repurchased....                                                  15,000      (146)
Net income....................                                       16,317
                                ----------    ----     -------     --------   --------   -------
Balance at December 31,
  2001........................  13,410,646    $134     $47,723     $ 69,110    588,700   $(6,343)
Common stock dividends........                                       (1,923)
Notes receivable from officers
  and employees...............
Net loss......................                                      (22,098)
                                ----------    ----     -------     --------   --------   -------
Balance at December 31,
  2002........................  13,410,646    $134     $47,723     $ 45,089    588,700   $(6,343)
Restricted stock granted......                             284
Restricted stock forfeited....                             (11)
Amortization of unearned
  compensation................
Treasury stock issued.........                          (3,828)               (354,470)    3,828
Warrants issued...............                              77
Net loss......................                                      (15,687)
                                ----------    ----     -------     --------   --------   -------
Balance at December 31,
  2003........................  13,410,646    $134     $44,245     $ 29,402    234,230   $(2,515)
                                ==========    ====     =======     ========   ========   =======

                                  NOTES
                                RECEIVABLE                      TOTAL
                                   FROM        UNEARNED     STOCKHOLDERS'
                                 OFFICERS    COMPENSATION      EQUITY
                                ----------   ------------   -------------
                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31,
  2000........................     $(68)        $   0         $ 96,023
Exercise of stock options, net
  of tax benefit..............                                     860
Common stock dividends........                                  (2,498)
Treasury stock repurchased....                                    (146)
Net income....................                                  16,317
                                   ----         -----         --------
Balance at December 31,
  2001........................     $(68)        $   0         $110,556
Common stock dividends........                                  (1,923)
Notes receivable from officers
  and employees...............       68                             68
Net loss......................                                 (22,098)
                                   ----         -----         --------
Balance at December 31,
  2002........................     $  0         $   0         $ 86,603
Restricted stock granted......                   (284)              --
Restricted stock forfeited....                     11               --
Amortization of unearned
  compensation................                    273              273
Treasury stock issued.........                                      --
Warrants issued...............                                      77
Net loss......................                                 (15,687)
                                   ----         -----         --------
Balance at December 31,
  2003........................     $  0         $   0         $ 71,266
                                   ====         =====         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          MICROFINANCIAL INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2002        2003
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Cash received from customers..............................  $ 185,939   $ 175,859   $ 136,834
  Cash paid to suppliers and employees......................    (44,060)    (41,573)    (39,359)
  Cash (paid) received for income taxes.....................     (6,767)     (3,829)      9,451
  Interest paid.............................................    (14,186)    (10,222)     (8,987)
  Interest received.........................................      1,354         393         113
                                                              ---------   ---------   ---------
    Net cash provided by operating activities...............    122,280     120,628      98,052
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Investment in lease contracts.............................    (92,118)    (66,042)     (2,260)
  Investment in inventory...................................     (4,198)     (2,989)       (225)
  Investment in direct costs................................     (5,200)     (4,150)       (137)
  Investment in service contracts...........................     (6,658)     (6,773)         --
  Investment in Resource Leasing Corporation................     (6,900)         --          --
  Investment in fixed assets................................     (1,722)       (255)       (221)
  Repayment of notes from officers..........................         --          68          --
  Investment in notes receivable............................        (70)         --          --
  Repayment of notes receivable.............................          6          --           4
                                                              ---------   ---------   ---------
    Net cash used in investing activities...................   (116,860)    (80,141)     (2,839)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from secured debt................................     84,750      33,521          --
  Repayment of secured debt.................................    (90,839)    (66,672)   (110,054)
  Proceeds from refinancing of secured debt.................    515,897     490,000          --
  Prepayment of secured debt................................   (509,555)   (490,100)         --
  Proceeds from short-term demand notes payable.............        902         305          --
  Repayment of short-term demand notes payable..............        (93)     (1,181)        (30)
  Proceeds from issuance of subordinated debt...............      2,975          --          --
  Repayment of subordinated debt............................     (4,500)         --          --
  (Increase) decrease in restricted cash....................     (7,372)      1,983      16,140
  Proceeds from exercise of common stock options............        810          --          --
  Repayment of capital leases...............................       (505)       (430)       (230)
  Purchase of treasury stock................................       (146)         --          --
  Payment of dividends......................................     (2,428)     (2,565)         --
                                                              ---------   ---------   ---------
    Net cash provided by (used in) financing activities.....    (10,104)    (35,139)    (94,174)
                                                              ---------   ---------   ---------
Net increase in cash and cash equivalents...................     (4,684)      5,348       1,039
Cash and cash equivalents, beginning of period..............      4,830         146       5,494
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of period....................  $     146   $   5,494   $   6,533
                                                              =========   =========   =========
Reconciliation of net income to net cash provided by
  operating activities:
  Net income (loss).........................................  $  16,317   $ (22,098)  $ (15,687)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     14,378      18,385      16,592
    Provision for credit losses.............................     54,092      88,948      59,758
    Recovery of equipment cost and residual value, net of
     revenue recognized.....................................     34,685      49,046      41,571
    Increase (decrease) in income taxes payable.............      1,878      (2,811)      6,389
    Increase in income taxes receivable.....................         --      (8,652)      8,652
    Increase (decrease) in deferred income taxes............      1,472      (6,666)    (16,050)
    Changes in assets and liabilities:
      Decrease (increase) in other assets...................     (1,200)      3,124      (1,207)
      Increase (decrease) in accounts payable...............       (129)      1,323        (653)
      Increase in accrued liabilities.......................        787          29      (1,313)
                                                              ---------   ---------   ---------
    Net cash provided by operating activities...............  $ 122,280   $ 120,628   $  98,052
                                                              =========   =========   =========
Supplemental disclosure of noncash activities:
  Property acquired under capital leases....................  $     479   $      68   $      --
                                                              =========   =========   =========
  Accrual of common stock dividends.........................  $     642   $      --   $      --
                                                              =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          MICROFINANCIAL INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

A.  NATURE OF BUSINESS

     MicroFinancial Incorporated (the "Company") which operates primarily through its wholly-owned subsidiary, Leasecomm Corporation, is a specialized commercial finance company that primarily leases and rents "microticket" equipment and provides other financing services in amounts generally ranging from $400 to $15,000 with an average amount financed of approximately $1,900 and an average lease term of 44 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company has funded its operations primarily through borrowings under its credit facilities, issuances of subordinated debt and on balance sheet securitizations.

     MicroFinancial incurred net losses of $22.1 million and $15.7 million for the years ended December 31, 2002 and 2003, respectively. The net losses incurred by the Company during the third and fourth quarters of 2002 caused the Company to be in default of certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company's credit facility failed to renew and consequently, the Company was forced to suspend substantially all new origination activity as of October 11, 2002. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that, going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. To date, the Company has fulfilled all of its debt obligations, as agreed to by the bank group, in a timely manner.

     MicroFinancial has taken certain steps in an effort to improve its financial position. Management is actively considering various financing, restructuring and strategic alternatives as well as continuing to work closely with the Company's lenders to ensure continued compliance with the terms of the long term agreement. In addition, Management has taken steps to reduce overhead, including a reduction in headcount from 380 at December 31, 2001, to 203 at December 31, 2002. During the twelve months ended December 31, 2003, the employee headcount was further reduced to 136 in a continued effort to maintain an infrastructure that is aligned with current business conditions.

     Leasecomm Corporation periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose vehicles. MFI Finance Corporation I and MFI Finance Corporation II, LLC are special purpose companies. The assets of such special purpose vehicles and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, MicroFinancial Incorporated, or other affiliates. While Leasecomm Corporation generally does not sell its interests in leases, service contracts or loans to third parties after origination, the Company does, from time to time, contribute certain leases, service contracts, or loans to special-purpose entities for purposes of obtaining financing in connection with the related receivables. The contribution of such assets under the terms of such financings are intended to constitute "true sales" of such assets for bankruptcy purposes (meaning that such assets are legally isolated from Leasecomm Corporation). However, the special purpose entities to which such assets are contributed are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment.

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

  Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with remaining maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments.

  Restricted Cash

     As part of its servicing obligation under the securitization agreements, the Company collects cash receipts for financing contracts that have been pledged to special purpose entities, specifically MFI Finance Corporation I and MFI Finance Corporation II, LLC. These collections are segregated into separate accounts for the benefit of the entities to which the related contracts were pledged or sold and are remitted to such entities on a weekly basis.

  Leases and Loans

     The Company's lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred, and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method, which results in a level rate of return on the net investment in leases. Unamortized unearned lease income and initial direct costs are written off if, in the opinion of management, the lease agreement is determined to be impaired. It is management's opinion, given the nature of its business and the large number of small balance lease receivables, that a lease is impaired when one of the following occurs:
(i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) an account has become 360 days past due without contact with the lessee for 12 months. It is also management's policy to maintain an allowance for credit losses that will be sufficient to provide adequate protection against losses in its portfolio. Management regularly reviews the collectability of its lease receivables based upon all of its communications with the individual lessees through its extensive collection efforts and through further review of the creditworthiness of the lessee.

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

  Derivative Financial Instruments

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. SFAS No. 133, as amended, requires that all derivative instruments be measured at fair value and recognized in the consolidated balance sheet as either assets or liabilities. The Company has assessed the effects of SFAS No. 133 and has determined that the adoption of SFAS No. 133 does not have a material impact on its results of operations or consolidated financial position. The Company did not hold any derivative instruments at either December 31, 2002 or 2003.

  Debt Issue Costs

     Debt issuance costs incurred in securing credit facility financing are capitalized and subsequently amortized over the term of the credit facility.

                          MICROFINANCIAL INCORPORATED

  Income Taxes

     Deferred income taxes are determined under the liability method. Differences between the financial statement and tax bases of assets and liabilities are measured using the currently enacted tax rates expected to be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes. The principal differences between assets and liabilities for financial statement and tax return purposes are the treatment of leased assets, accumulated depreciation and provisions for doubtful accounts. The deferred tax liability is reduced by loss carry-forwards and alternative minimum tax credits available to reduce future income taxes.

  New Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 was issued to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Specifically, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. Additionally, SFAS 149 amends the definition of an "underlying" to conform to the definition used in FIN 45 and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified subsequent to June 30, 2003, and hedging relationships designated subsequent to June 30, 2003. The Company has determined that the adoption of this Statement does not have a material impact on its results of operations or consolidated financial position.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The Company has determined that the adoption of this Statement does not have a material impact on its results of operations or consolidated financial position.

  Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted net income
(loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income (loss) per common share. Options to purchase 440,609, 2,995,000 and 1,675,000 shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2001, 2002 and 2003 because their effects were antidilutive.

                          MICROFINANCIAL INCORPORATED

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2001          2002          2003
                                                -----------   -----------   -----------
Net income (loss).............................  $    16,317   $   (22,098)  $   (15,687)
                                                -----------   -----------   -----------
Shares used in computation:
  Weighted-average common shares outstanding
     used in computation of net income per
     common share.............................   12,789,605    12,821,946    13,043,744
  Dilutive effect of common stock options.....      155,638            --            --
                                                -----------   -----------   -----------
Shares used in computation of net income per
  common share -- assuming dilution...........   12,945,243    12,821,946    13,043,744
                                                ===========   ===========   ===========
Net income (loss) per common share -- basic...  $      1.28   $     (1.72)  $     (1.20)
                                                ===========   ===========   ===========
Net income (loss) per common
  share -- diluted............................  $      1.26   $     (1.72)  $     (1.20)
                                                ===========   ===========   ===========

  STOCK-BASED EMPLOYEE COMPENSATION

     All stock options issued to directors and employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic-value method, there is no related compensation expense recorded in the Company's financial statements. The Company follows the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that compensation under a fair value method be determined using the Black-Scholes option-pricing model and disclosed in a pro forma effect on earnings and earnings per share. The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The current period amortization of unearned compensation expense relating to the restricted stock awards is reflected in net income
(loss). No other stock-based employee compensation cost is reflected in net income (loss), as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in variable compensation costs had an exercise price greater than the fair market value of the underlying common stock on December 31, 2002 and December 31, 2003. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           YEAR ENDED DECEMBER 31
                                                        -----------------------------
                                                         2001       2002       2003
                                                        -------   --------   --------
Net income (loss), as reported........................  $16,317   $(22,098)  $(15,687)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method for
  all awards, net of related tax effects..............   (1,305)    (1,475)      (792)
                                                        -------   --------   --------
Pro forma net income (loss)...........................  $15,012   $(23,573)  $(16,479)
                                                        =======   ========   ========
Earnings (loss) per share:
Basic -- as reported..................................  $  1.28   $  (1.72)  $  (1.20)
                                                        =======   ========   ========
Basic -- pro forma....................................  $  1.17   $  (1.84)  $  (1.26)
                                                        =======   ========   ========
Diluted -- as reported................................  $  1.26   $  (1.72)  $  (1.20)
                                                        =======   ========   ========
Diluted -- pro forma..................................  $  1.16   $  (1.84)  $  (1.26)
                                                        =======   ========   ========

                          MICROFINANCIAL INCORPORATED

     The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                             2001      2002      2003
                                                            -------   -------   -------
Risk-free interest rate...................................     5.03%     3.63%     3.34%
Expected dividend yield...................................     2.50%     0.80%     0.00%
Expected life.............................................  7 years   7 years   7 years
Volatility................................................    51.00%    68.00%    76.00%

     The weighted-average fair value at the date of grant for options granted during 2001, 2002, and 2003 approximated $5.34, $2.03 and $0.62 per option, respectively.

C.  NET INVESTMENT IN LEASES AND LOANS

     At December 31, 2003, future minimum payments on the Company's lease receivables are as follows:

FOR THE YEAR ENDED
DECEMBER 31,
------------------
2004........................................................  $141,987
2005........................................................    26,867
2006........................................................     6,467
2007........................................................       466
2008........................................................         1
                                                              --------
Total.......................................................  $175,788
                                                              ========

     At December 31, 2003, the weighted-average remaining life of leases in the Company's lease portfolio is approximately 20 months and the implicit rate of interest is approximately 32.5%.

     The Company's business is characterized by a high incidence of delinquencies that in turn may lead to significant levels of defaults. The Company evaluates the collectability of leases originated and loans based on the level of recourse provided, if any, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. The Company provides an allowance for credit losses for leases which are considered impaired.

     The Company takes charge-offs against its receivables when such receivables are 360 days past due and no contact has been made with the lessee for 12 months. Cumulative net charge-offs after recoveries from the Company's inception to December 31, 2003 have totaled 16.45% of total cumulative receivables plus total billed fees over such period.

                          MICROFINANCIAL INCORPORATED

     The following table sets forth the Company's allowance for credit losses as of December 31, 2001, 2002, and 2003 and the related provisions, charge-offs and recoveries for the years ended December 31, 2001, 2002, and 2003.

Balance of allowance for credit losses at December 31,
  2000......................................................           $40,924
                                                                       -------
Balance of other asset reserve at December 31, 2000.........           $ 1,819
                                                                       -------
Provision for leases and loans credit losses................  54,092
  Total provisions for credit losses........................            54,092
Charge-offs (including $1,418 in other asset charge-offs)...  68,882
Recoveries..................................................  17,474
                                                              ------
  Charge-offs, net of recoveries............................            51,408
                                                                       -------
Balance of allowance for credit losses at December 31,
  2001......................................................           $45,026
                                                                       -------
Balance of other asset reserve at December 31, 2001.........           $   401
                                                                       -------
Provision for leases and loans credit losses................  88,948
  Total provisions for credit losses........................            88,948
Charge-offs (including $401 in other asset charge-offs).....  76,844
Recoveries..................................................  11,763
                                                              ------
  Charge-offs, net of recoveries............................            65,081
                                                                       -------
Balance of allowance for credit losses at December 31,
  2002......................................................           $69,294
                                                                       -------
Balance of other asset reserve at December 31, 2002.........           $     0
                                                                       -------
Provision for leases and loans credit losses................  59,758
  Total provisions for credit losses........................            59,758
Charge-offs.................................................  93,153
Recoveries..................................................   7,112
                                                              ------
  Charge-offs, net of recoveries............................            86,041
                                                                       -------
Balance of allowance for credit losses at December 31,
  2003......................................................           $43,011
                                                                       =======

     In conjunction with the origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interests is estimated at inception of the lease and evaluated periodically for impairment. The following table sets forth the Company's estimated residual value as of December 31, 2001, 2002, and 2003 and changes in the Company's estimated residual value as a result of new originations, and lease terminations for the years ended December 31, 2001, 2002, and 2003.

Balance of Estimated Residual Value at December 31, 2001....  $ 37,114
New Originations............................................    10,254
Lease Terminations..........................................   (16,614)
                                                              --------
Balance of Estimated Residual Value at December 31, 2002....  $ 30,754
New Originations............................................       186
Lease Terminations..........................................   (11,830)
                                                              --------
Balance of Estimated Residual Value at December 31, 2003....  $ 19,110
                                                              ========

                          MICROFINANCIAL INCORPORATED

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

D. PROPERTY AND EQUIPMENT

     At December 31, 2002 and 2003, property and equipment consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2003
                                                              -------   -------
Rental Equipment and Inventory..............................  $15,751   $15,482
Computer Equipment..........................................    7,072     6,124
Office Equipment............................................    1,278     1,155
Leasehold improvements......................................      154       112
                                                              -------   -------
                                                               24,255    22,873
Less accumulated depreciation and amortization..............   15,229    17,029
                                                              -------   -------
Total.......................................................  $ 9,026   $ 5,844
                                                              =======   =======

     Depreciation and amortization expense totaled $14,378,000, $18,385,000, and $16,592,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     At December 31, 2002 and 2003, computer equipment includes $1,650,000 under capital leases. Accumulated amortization related to capital leases amounted to $1,186,000 and $1,437,000 in 2002 and 2003, respectively.

E.  NOTES PAYABLE AND SUBORDINATED DEBT

  Notes Payable

     On August 22, 2000, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it could borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. As of September 30, 2002, this credit facility failed to renew. While cash flows from its portfolio and other fees have been sufficient to repay amounts borrowed under the senior credit facility, securitizations and subordinated debt, in October 2002, the Company was forced to suspend virtually all new contract originations until a new source of liquidity is obtained.

     According to the original agreement, outstanding borrowings with respect to the revolving line of credit bear interest based either at Prime minus 0.25% for Prime Rate Loans or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 1.75% for LIBOR Loans or the seven-day Money Market rate plus 2.00% for Swing Line Advances. If the LIBOR loans are not renewed upon their maturity they automatically convert into prime rate loans. The Swing Line Advances have a seven-day maturity, and upon their maturity they automatically convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line Advances shall not exceed $10 million. The prime rate at December 31, 2001, 2002, and 2003 was 4.75%, 4.25% and 4.00% respectively. The 90-day LIBOR rates at December 31, 2001, 2002 and 2003 were 1.938%, 1.400% and 1.152% respectively. The 7-day Money Market Rates at December 31, 2001 was 1.88%.

     As of September 30, 2002, the revolving credit line failed to renew and the Company began paying down the balance on the basis of a 36-month amortization plus interest. Based on the terms of the agreement,

                          MICROFINANCIAL INCORPORATED
interest rates increased from Prime minus 0.25% to Prime plus 0.50% for prime based loans and from LIBOR plus 1.75% to LIBOR plus 2.50% for existing LIBOR based loans. In addition, based on the covenant defaults described below, the outstanding borrowings on all loans bear an additional 2.00% default interest. On January 3, 2003, the Company entered into a Forbearance and Modification Agreement for the senior credit facility, which expired on February 7, 2003. Based on the terms of the Forbearance and Modification Agreement, interest rates increased again on the prime based loans to prime plus 1.00%.

     At December 31, 2002, the Company was in default of certain of its debt covenants in its senior credit facility. The covenants that were in default with respect to the senior credit facility require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waived the defaults described above, and in consideration for this waiver, required the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, as subsequently amended on June 30, 2003, and November 7, 2003, the Company is obligated to repay a minimum of $54.8 million, plus applicable interest, over the next twelve months.

     At December 31, 2002 and 2003, the Company had borrowings outstanding under this agreement with the following terms:

                                                        2002                2003
                                                  -----------------   ----------------
TYPE                                               RATE     AMOUNT     RATE    AMOUNT
----                                              ------   --------   ------   -------
Prime...........................................  4.7500%  $ 31,556   6.0000%  $55,346
LIBOR...........................................  4.1875%    50,000
LIBOR...........................................  4.1875%    45,000
                                                           --------            -------
  Total Outstanding.............................           $126,556            $55,346
                                                           ========            =======

     Outstanding borrowings are collateralized by leases, loans, rentals, and service contracts pledged specifically to the financial institutions. In addition, on April 14, 2003, the Company granted its lenders a security interest in all assets of the Company to further collateralize the outstanding borrowings.

     On April 14, 2003, the Company issued warrants to purchase an aggregate of 268,199 shares of the Company's common stock at an exercise price of $.825 per share. The warrants were issued to the nine lenders in the Company's lending syndicate in connection with the waiver of defaults and an extension of the Company's term loan. The warrants will be automatically terminated if all of the obligations owed by the Company to the lenders pursuant to the loan agreement have been paid in full prior to June 30, 2004. If all of the Company's obligations to the Lenders have not been paid in full prior to June 30, 2004, the warrants will become 50% exercisable as of that date. If all of the Company's obligations to the Lenders have not been paid in full prior to September 30, 2004, the warrants will then become 100% exercisable as of that date. Unless the warrants are automatically terminated or exercised pursuant to the above criteria, they will expire on September 30, 2014. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital. The resulting cost of the warrants was $77,000, which is being amortized to interest expense under the interest method. As of December 31, 2003, $52,000 had been accreted to interest expense and the resulting effective interest rate on the senior credit facility was prime plus 2.09%.

     BLT III had three series of notes, the 1996-A Notes, the 1997-A Notes and the 1998-A Notes. In May 1996, BLT III issued the 1996-A Notes in aggregate principal amount of $23,406,563. In August 1997, BLT III issued the 1997-A Notes in aggregate principal amount of $44,763,000 and in November 1998,

                          MICROFINANCIAL INCORPORATED

BLT III issued the 1998-A Notes in aggregate principal amount of $40,769,000. All outstanding amounts under the 1996-A Notes were repaid in October 1999. All outstanding amounts under the 1997-A Notes were repaid in September 2000. All outstanding amounts under the 1998-A notes were repaid in September 2001. MFI I had three series of notes, the 2000-1 Notes, the 2000-2 Notes, and the 2001-3 Notes. In March 2000, MFI I issued the 2000-1 Notes in aggregate principal amount of $50,056,686. In December 2000, MFI I issued the 2000-2 Notes in aggregate principal amount of $50,561,633. In September 2001, MFI I issued the 2001-3 Notes in aggregate principal amount of $39,397,354. On February 18, 2003, the Company repaid $2.4 million in principal plus accrued interest for the MFI I series 2000-1 Notes utilizing the clean up call provision under its securitizations. On October 16, 2003, the Company repaid $5.2 million in principal plus accrued interest for the MFI I series 2000-2 Notes utilizing the clean up call provision under its securitizations. Both of the re-payments were made using cash previously classified as restricted. Outstanding borrowings are collateralized by a specific pool of lease receivables. In September 2001, MFI II, LLC was formed and issued one series of notes, the 2001-1 Notes in aggregate principal amount of $10,000,000. All outstanding amounts under the 2001-1 Notes were repaid in September 2003. Outstanding borrowings were collateralized by a specific pool of lease receivables as well as the excess cash flow from the MFI I collateral. These notes were subordinated to the three series of notes issued by MFI I.

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

     At December 31, 2002 and 2003, MFI I and MFI II, LLC had borrowings outstanding under the series of notes with the following terms:

                                                                       2002      2003
NOTE SERIES                                       EXPIRATION   RATE   AMOUNT    AMOUNT
-----------                                       ----------   ----   -------   ------
MFI I
2000-1 Notes....................................  9/16/2005    7.38%    3,464       --
2000-2 Notes....................................  6/16/2006    6.94%   17,983       --
2001-3 Notes....................................  2/18/2008    5.58%   17,019    3,247

MFI II LLC
2001-1 Notes....................................  2/18/2008    8.00%    3,625       --
                                                                      -------   ------
  Total Outstanding.............................                      $42,091   $3,247
                                                                      =======   ======

     At December 31, 2002 and 2003, the Company also had other notes payable which totaled $280,000 and $250,000 respectively. Of these notes, at December 2002, $30,000 were notes that are due on demand and bore interest at a rate of prime less 1.00%. As of December 31, 2002 and 2003, $250,000 are two-year term notes that bear interest at a rate of 7.5%. Other notes payable included $250,000 due to stockholders and directors of the Company at December 31, 2002 and 2003. Interest paid to stockholders under such notes was not material for the years ended December 31, 2002 and 2003.

                          MICROFINANCIAL INCORPORATED

  Subordinated Notes Payable

     At December 31, 2002 and 2003, the Company also had subordinated debt outstanding amounting to $3,262,000. This debt is subordinated in the rights to the Company's assets to notes payable to the primary lenders as described above. Outstanding borrowings bear interest ranging from 8% to 12.5% for fixed rate financing and prime plus 3% to 4% for variable rate financing. These notes have maturity dates ranging from February 2005 to November 2007.

     At December 31, 2002 and 2003, subordinated notes payable included $727,000 due to stockholders, officers and directors. Interest paid to stockholders, officers and directors under such notes, at rates ranging between 8% and 12%, amounted to $53,700, $84,000, and $83,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

  REPAYMENT SCHEDULE

     At December 31, 2003, the repayment schedule for outstanding notes and subordinated notes is as follows:

FOR THE YEARS ENDED DECEMBER 31,
--------------------------------
2004........................................................  $58,078
2005........................................................    1,427
2006........................................................    2,600
2007........................................................       --
Thereafter..................................................       --
                                                              -------
Total.......................................................  $62,105
                                                              =======

     It is estimated that the carrying amounts of the Company's borrowings under its variable rate revolving credit agreements approximate their fair value. The fair value of the Company's short-term and long-term fixed rate borrowings is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2002 and 2003, the aggregate carrying value of the Company's fixed rate borrowings was approximately $45,603,000 and $6,759,000 respectively, with an estimated fair value of approximately $45,562,000 and $6,553,000 respectively.

F.  REDEEMABLE PREFERRED STOCK:

     At December 2002 and 2003, the Company had authorized 5,000,000 shares of preferred stock ("preferred stock") with a par value of $0.01 of which zero shares were issued and outstanding.

G.  STOCKHOLDERS' EQUITY:

  COMMON STOCK

     The Company had 25,000,000 authorized shares of common stock with a par value of $.01 per share of which 13,410,646 shares were issued and outstanding at December 31, 2002 and 2003.

  TREASURY STOCK

     The Company had 588,700 and 234,230 shares of common stock in treasury at December 31, 2002 and 2003.

                          MICROFINANCIAL INCORPORATED

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

     On February 7, 2003, the Company offered non-director employees and executives who had been granted stock options in the past the opportunity to cancel any of the original option agreements in exchange for a grant of restricted stock. All option awards subject to the offer were converted to restricted stock. In connection with this offer, on February 12, 2003, 1,325,000 options converted to 319,854 shares of restricted common stock. In addition, on March 17, 2003, one non-employee director was granted 50,000 shares of restricted stock. The restricted stock vested 20% upon grant, and 5% on the first day of each quarter after the grant date, with accelerated vesting if the price of the Company's common stock exceeds certain thresholds during the vesting period. As of December 31, 2003, 15,384 shares had been cancelled, 354,470 shares were fully vested, and $273,000 had been amortized from unearned compensation to compensation expense.

     The following summarizes the stock option activity:

                                                                                AVERAGE
                                            SHARES       PRICE PER SHARE     EXERCISE PRICE
                                          ----------   -------------------   --------------
Outstanding at December 31, 2000........   1,594,000    $1.95 to $13.544        $11.003
Exercised...............................     (96,000)   $1.95 to $13.125        $ 8.439
Canceled................................    (112,000)  $9.78125 to $13.125      $11.214
Granted.................................     650,000     $9.48 to $13.10        $11.708
                                          ----------
Outstanding at December 31, 2001........   2,036,000    $9.48 to $13.544        $11.337
                                          ----------
Canceled................................    (391,000)   $6.70 to $13.544        $11.184
Granted.................................   1,350,000     $1.585 to $6.70        $ 3.555
                                          ----------
Outstanding at December 31, 2002........   2,995,000    $1.585 to $13.544       $ 7.849
                                          ----------
Converted to Restricted Stock...........  (1,325,000)   $1.585 to $13.10        $ 7.727
Canceled................................    (195,000)   $1.585 to $12.313       $ 7.618
Granted.................................     200,000          $0.86             $ 0.860
                                          ----------
Outstanding at December 31, 2003........   1,675,000    $0.86 to $13.544        $ 7.139
                                          ==========

                          MICROFINANCIAL INCORPORATED

     The options vest over five years and are exercisable only after they become vested. At December 31, 2001, 2002 and 2003, 414,000, 876,000, and 843,000
respectively, of the outstanding options were fully vested.

     At December 31, 2002 and 2003, 2,995,000 and 1,675,000 shares, respectively, of common stock were reserved for common stock option exercises.

     Information relating to stock options at December 31, 2003, summarized by exercise price, is as follows:

                                                OUTSTANDING                EXERCISABLE
                                          ------------------------   ------------------------
                                                       WEIGHTED-       WEIGHTED-
                                                      AVERAGE LIFE      AVERAGE
EXERCISE PRICE                             SHARES       (YEARS)      EXERCISE PRICE   SHARES
--------------                            ---------   ------------   --------------   -------
$12.3125................................    359,391       5.16          $12.3125      287,513
$13.5440................................     40,609       5.16          $13.5440       32,487
$9.7813.................................    350,000       6.16          $ 9.7813      210,000
$13.1000................................     90,000       7.15          $13.1000       36,000
$6.7000.................................    235,000       8.17          $ 6.7000       47,000
$1.5850.................................    400,000       8.91          $ 1.5850      160,000
$0.8600.................................    200,000       9.08          $ 0.8600       70,000
                                          ---------                                   -------
$0.86 to $13.544........................  1,675,000       7.26          $ 8.4631      843,000
                                          =========                                   =======

H.  INCOME TAXES:

     The provision (benefit) for income taxes consists of the following:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2001       2002        2003
                                                        --------   ---------   ---------
Current:
  Federal.............................................  $ 7,633    $ (7,198)   $  4,683
  State...............................................    1,000        (872)        907
                                                        -------    --------    --------
                                                          8,633      (8,070)      5,590
                                                        -------    --------    --------
Deferred:
  Federal.............................................    1,256      (4,685)    (13,510)
  State...............................................      215      (1,980)     (2,540)
                                                        -------    --------    --------
                                                          1,471      (6,665)    (16,050)
                                                        -------    --------    --------
     Total............................................  $10,104    $(14,735)   $(10,460)
                                                        =======    ========    ========

                          MICROFINANCIAL INCORPORATED

     At December 31, 2002 and 2003, the components of the net deferred tax liability were as follows:

                                                                2002        2003
                                                              ---------   --------
Deferred tax assets:
Allowance for credit losses.................................  $  17,353   $  9,367
Lease receivable and unearned income........................     59,582         --
Depreciation and amortization...............................         --     10,723
State NOL and other state attributes........................      1,249      1,922
                                                              ---------   --------
  Total deferred tax asset..................................  $  78,184   $ 22,012
                                                              =========   ========
Residual value..............................................  $  (8,428)  $ (7,644)
Initial direct cost.........................................     (4,013)      (722)
State refunds...............................................       (432)        --
Lease receivable and unearned income........................         --    (21,401)
Depreciation and amortization...............................    (89,117)        --
                                                              ---------   --------
  Total deferred tax liability..............................  $(101,990)  $(29,767)
                                                              =========   ========
  Net deferred tax liability................................  $ (23,806)  $ (7,755)
                                                              =========   ========

     A valuation allowance against the deferred tax assets is not considered necessary, because it is more likely than not that the deferred tax assets will be fully realized.

     At December 31, 2003, the Company had state loss carry-forwards of $22,000,000, which may be used to offset future income. These loss carry-forwards are available for use against future state income until they expire between the years 2007 and 2023.

     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2001       2002        2003
                                                        --------   ---------   ---------
Federal statutory rate................................   35.00%     -35.00%     -35.00%
State income taxes, net of federal benefit............    4.60%      -5.38%      -4.91%
Nondeductible expenses and other......................   -1.40%       0.38%      -0.09%
                                                         ------     -------     -------
Effective income tax rate.............................   38.20%     -40.00%     -40.00%
                                                         ======     =======     =======

I.  COMMITMENTS AND CONTINGENCIES:

  OPERATING AND CAPITAL LEASES

     The Company's lease for its facility in Woburn, Massachusetts expires in 2005. In 2003, the Company vacated the facilities in Waltham, Massachusetts, Newark, California and Herndon, Virginia and negotiated early terminations of the outstanding leases.

                          MICROFINANCIAL INCORPORATED

     The Company also has entered into various operating lease agreements ranging from three to four years for additional office equipment. At December 31, 2003, the future minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

FOR THE YEARS ENDED DECEMBER 31,
--------------------------------
2004........................................................  $  585
2005........................................................     585
2006........................................................      --
2007........................................................      --
                                                              ------
Total.......................................................  $1,170
                                                              ======

     Rental expense under operating leases totaled $1,998,000, $2,321,000 and $1,620,000 for the years ended December 31, 2001, 2002, and 2003, respectively. Rental expense for the year ended 2002 includes $316,000 for the net present value for the remaining lease payments on office space that was not being utilized.

     The Company has entered into various capital lease agreements ranging from three to four years for office equipment, computer equipment and telecommunication systems. At December 31, 2003, future minimum lease payments under capital leases were as follows:

FOR THE YEARS ENDED DECEMBER 31,
--------------------------------
2004........................................................  $164
2005........................................................    56
2006........................................................    --
2007........................................................    --
                                                              ----
Total minimum lease payments................................   220
Less amounts representing interest..........................   (11)
                                                              ----
Total.......................................................  $209
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

     A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. The Company's case against Premier and DelPiano was tried in November 2003, and was decided by the Court in March 2004. The Court entered a judgment for the Company against Premier and DelPiano, jointly and severally, on all of the Company's counts, including fraud and violation of Massachusetts General Laws, Chapter 9A, and dismissing with prejudice all of Premier and DelPiano's claims and counterclaims. The

                          MICROFINANCIAL INCORPORATED

Court awarded the Company Twenty Three Million Dollars ($23,000,000) in damages. Collection of this award is not assumed and therefore it is not reflected in the December 31, 2003 financial statements.

     B. In October, 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. sec. 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the court dismissed the complaint with leave to file an amended complaint. An Amended Complaint was filed in November, 2003. The Company filed a Motion to Dismiss the Amended Complaint, which is awaiting decision by the Court. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

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

     D. In March 2003, an action was filed by a shareholder against the Company in United States District Court asserting a single count of common law fraud and constructive fraud. The complaint alleges that the shareholder was defrauded by untrue statements made to him by management, upon which he relied in the purchase of Company stock for himself and for others. The complaint seeks damages in an unspecified amount. The Company filed an answer denying the allegations. In December 2003, upon motion filed by the plaintiff shareholder, the Court dismissed the action without prejudice.

     E. In March 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserts claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint. The Court allowed the Company's motion to dismiss the Amended Complaint in March 2004.

     F. On April 28, 2003 plaintiff Wallace Dickey filed a purported class action against Leasecomm Corporation, Cardservice International, Linkpoint International and Clear Commerce Corporation alleging

                          MICROFINANCIAL INCORPORATED
that he lease-financed through Leasecomm the right to use certain computer software manufactured, distributed and sold by the other defendants. The plaintiff does not allege that Leasecomm failed to provide the lease financing contemplated by the Leasecomm lease. Instead, the Plaintiff alleges that the software failed to operate as he believed it would, and he has sued for a declaration that would allow him to rescind his contract, to recover money paid in the course of the transaction and to recover damages allegedly caused by unspecified deceptive trade practices. The plaintiff asserts his claims "on behalf of himself and all others similarly situated." Leasecomm denies all of the Plaintiff's allegations. The parties have reached an agreement on settlement terms and are currently drafting settlement documents. The settlement, if finalized, and signed by the parties, will require court approval to become effective. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

     G. On April 29, 2003, Leasecomm was served with a Complaint filed in the Orange County Superior Court for the State of California. In that Complaint, Maria J. Smith purports to bring a claim against Leasecomm and two other defendants (Galaxy Mall, Inc. and Electronic Commerce International, Inc.) for unfair business practices and competition under California Business and Professions Code section 17200 et seq. The essence of the claim is that Smith and others who are similarly situated were defrauded in connection with their acquisition of certain licenses that were financed by Leasecomm. In May 2003, Leasecomm filed a motion to stay the action in favor of a Massachusetts forum based on a forum selection clause contained in plaintiff's lease agreement with Leasecomm. After filing the motion, Leasecomm entered into settlement negotiations with plaintiff's counsel to explore the possibility of resolving the matter on a class wide basis without the need for further litigation (meaning the settlement would, if accepted, apply not only to the named plaintiff but to others similarly situated). The parties have reached agreement on settlement terms and are currently drafting the settlement documents. The settlement, if finalized and signed by the parties, will require Court approval to become effective. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

     H. In October 2003, the Company was served with a purported class action complaint which was filed in United States District Court for the District of Massachusetts alleging violations of federal securities law. The purported class would consist of all persons who purchased Company securities between February 5, 1999 and October 30, 2002. The Complaint asserts that during this period the Company made a series of materially false or misleading statements about the Company's business, prospects and operations, including with respect to certain lease provisions, the Company's course of dealings with its vendor/dealers, and the Company's reserves for credit losses. No motion or answer has been filed in response to the Complaint. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

     I. In February 2004, a purported class action was filed in Superior Court in Massachusetts against Leasecomm, a dealer, and a party purportedly related to the dealer. The class sought to be certified is a nationwide class who signed lease agreements identical to, or substantially similar to, the plaintiff's lease agreement with Leasecomm, and covering the same product. The Complaint asserts claims for declaratory judgment, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A,
Section 11. The claims concern the validity, enforceability, and alleged unconscionability of this Leasecomm lease of a product which enabled a merchant to process credit card payments. The Complaint seeks rescission of lease agreements with Leasecomm, restitution, multiple damages and attorneys fees under Chapter 93A, and injunctive relief. Because of the uncertainties inherent in litigation we cannot predict whether the outcome will have a material adverse effect. As of the date of this filing, the Company has not been served with this complaint.

     J. In February 2003, Leasecomm received a Civil Investigative Demand ("CID") from the Office of the Attorney General, State of Washington, to which it has responded. The CID concerns an investigation of monitoring agreements between Priority One, Inc. and various State of Washington consumers, as to which Leasecomm appears to be the assignee of the right to receive monthly payments. Since the investigation has

                          MICROFINANCIAL INCORPORATED
not been concluded, and no legal action has been commenced against Leasecomm, there can be no assurance as to the eventual outcome.

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

J.  EMPLOYEE BENEFIT PLAN:

     The Company has a defined contribution plan under Section 401 (k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are eligible to contribute up to 15% of their gross salary. The Company will contribute $0.50 for every $1.00 contributed by an employee up to 3% of the employee's salary. Vesting in the Company contributions is over a five-year period based upon 20% per year. The Company's contributions to the defined contribution plan were $89,100, $216,900 and $110,500 for the years ended December 31, 2001, 2002, and 2003, respectively.

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

     One dealer accounted for approximately 7.38%, 10.98% and 56.14% of all originations during the years ended December 31, 2001, 2002, and 2003, respectively. Another dealer accounted for approximately 23.38% of all originations during the year ended December 31, 2003 and a third dealer accounted for 10.79% of all originations during the year ended December 31, 2003. No other dealer accounted for more than 10% of the Company's origination volume during the years ended December 31, 2001, 2002, or 2003.

     Prior to the suspension of new contract originations in October 2002, the Company originated leases, contracts and loans in all 50 states of the United States and its territories. The Company continues to service leases, contracts and loans in all 50 states of the United States and its territories. As of December 31, 2002 and 2003, leases in California, Florida, Texas, and New York accounted for approximately 38% of the Company's portfolio. Only California accounted for more than 10% of the total portfolio as of December 31, 2002 and 2003 at approximately 14%. None of the remaining states accounted for more than 4% of such total.

L.  RELATED-PARTY TRANSACTIONS:

     The Company had notes receivable from officers and employees of $68,000 at December 31, 2001. During 1997 and 1998, the Company issued notes to certain officers and employees in connection with the exercise of common stock options amounting to $150,000 and $144,000 respectively, in exchange for recourse loans with fixed maturity dates prior to the expiration date of the original grant. These notes are non-interest

                          MICROFINANCIAL INCORPORATED
bearing unless the principal amount thereof is not paid in full when due, at which time interest will accrue at a rate per annum equal to the prime rate plus 4.0%. All principal amounts outstanding under these notes is due in full on the earlier of the end of employment or the expiration date. As of December 31, 2002, the notes were paid in full. No new notes were issued during 2002 or 2003.

     Other notes payable includes $250,000 due to stockholders of the Company at December 31, 2002 and 2003. Interest paid to stockholders under such notes was not material for the years ended December 31, 2002 and 2003.

     At December 31, 2002 and 2003, subordinated notes payable included $727,000 due to stockholders, officers and directors. Interest paid to stockholders, officers and directors under such notes, at rates ranging between 8% and 12%, amounted to $53,700, $84,000 and $83,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

M.  SELECTED QUARTERLY DATA (UNAUDITED):

     The following is a summary of the unaudited quarterly results of operations of the Company for 2002 and 2003.

                                                  2002                                      2003
                                 ---------------------------------------   --------------------------------------
                                  FIRST    SECOND     THIRD      FOURTH     FIRST    SECOND     THIRD     FOURTH
                                 QUARTER   QUARTER   QUARTER    QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
                                 -------   -------   --------   --------   -------   -------   -------   --------
Revenues:
  Income on leases and loans...  $15,235   $13,791   $ 12,819   $ 11,167   $ 9,821   $ 8,378   $ 7,173   $  5,532
  Income on service contracts
    rental and fees............   20,050    19,170     17,730     16,860    15,750    15,586    14,884     14,450
                                 -------   -------   --------   --------   -------   -------   -------   --------
    Total revenues.............   35,285    32,961     30,549     28,027    25,571    23,964    22,057     19,982
                                 -------   -------   --------   --------   -------   -------   -------   --------
Expenses:
  Selling general and
    administrative.............   12,574    11,409     10,306     11,246     9,131     8,709     7,837      8,178
  Provision for credit
    losses.....................   10,964    10,824     44,672     22,488    10,799    15,249    13,852     19,858
  Depreciation and
    amortization...............    3,639     4,851      5,713      4,182     4,270     4,087     4,106      4,129
  Interest.....................    2,747     2,618      2,458      2,964     2,629     2,145     1,589      1,152
                                 -------   -------   --------   --------   -------   -------   -------   --------
    Total expenses.............   29,924    29,702     63,149     40,880    26,829    30,190    27,384     33,317
                                 -------   -------   --------   --------   -------   -------   -------   --------
Income (loss) before provision
  for income taxes.............    5,361     3,259    (32,600)   (12,853)   (1,258)   (6,226)   (5,327)   (13,335)
                                 -------   -------   --------   --------   -------   -------   -------   --------
Net Income (loss)..............  $ 3,216   $ 1,955   $(19,558)  $ (7,711)  $  (755)  $(3,736)  $(3,196)  $ (8,000)
                                 =======   =======   ========   ========   =======   =======   =======   ========
Net Income (loss) per common
  share -- basic...............     0.25      0.15      (1.53)     (0.60)    (0.06)    (0.29)    (0.24)     (0.61)
Net Income (loss) per common
  share -- diluted.............     0.25      0.15      (1.53)     (0.60)    (0.06)    (0.29)    (0.24)     (0.61)
Dividends per common share.....    0.050     0.050      0.050         --        --        --        --         --

                          MICROFINANCIAL INCORPORATED

N.  CONSOLIDATING BALANCE SHEET (UNAUDITED):

     The following outlines the leases and other assets that have been transferred to special purpose entities, MFI Finance Corp I and MFI Finance Corp II, LLC.

                                                              ELIMINATING   CONSOLIDATED             ELIMINATING   MICROFINANCIAL
                            LEASECOMM   MFI FC I   MFI FCII     ENTRIES      LEASECOMM       MFI       ENTRIES      CONSOLIDATED
                            ---------   --------   --------   -----------   ------------   -------   -----------   --------------
                                                             ASSETS:
Net investment in leases
  and loans:
  Receivables due in
    installments..........  $170,632    $  5,156                              $175,788                                $175,788
  Estimated residual
    value.................    19,110                                            19,110                                  19,110
  Initial direct costs....     1,707          97                                 1,804                                   1,804
  Loans receivable........        --                                                --     $   733    $   (733)             --
  Less:
    Advance lease payments
      and deposits........       (28)         (9)                                  (37)                                    (37)
    Unearned income:......   (22,453)     (1,276)                              (23,729)                                (23,729)
    Allowance for credit
      losses..............   (36,545)     (6,466)                              (43,011)                                (43,011)
                            --------    --------   -------     --------       --------     -------    --------        --------
Net investment in leases
  and loans:..............   132,423      (2,498)  $    --     $     --        129,925         733        (733)        129,925
                            --------    --------   -------     --------       --------     -------    --------        --------
Investment in service
  contracts, net..........     8,844                                             8,844                                   8,844
Cash and cash
  equivalents.............     6,234                                             6,234         299                       6,533
Restricted cash...........                 2,376                                 2,376                                   2,376
Property and equipment,
  net.....................     2,775       1,924                                 4,699       1,145                       5,844
Investment in
  subsidiary..............    52,249                            (52,249)            --      48,317     (48,317)             --
Other assets..............     1,889         190                                 2,079      44,582     (43,769)          2,892
Income taxes receivable...        --                                                --          --                          --
                            --------    --------   -------     --------       --------     -------    --------        --------
Total assets:.............  $204,414    $  1,992   $    --     $(52,249)      $154,157     $95,076    $(92,819)       $156,414
                            ========    ========   =======     ========       ========     =======    ========        ========

                                                          LIABILITIES:
  Notes payable...........  $ 55,411    $  3,247                              $ 58,658     $   250    $    (65)       $ 58,843
  Subordinated notes
    payable...............                                                          --       3,262                       3,262
  Notes payable to
    parent................       733                                               733                    (733)             --
  Capitalized lease
    obligations...........                                                          --         209                         209
  Accounts Payable........    99,580     (49,528)  $(3,956)                     46,096         859     (43,769)          3,186
  Other liabilities.......     3,937         (21)                                3,916         188                       4,104
  Income taxes payable....    (2,724)                                           (2,724)     10,513                       7,789
  Deferred tax
    liability.............                                                          --       7,755                       7,755
                            --------    --------   -------     --------       --------     -------    --------        --------
Total Liabilities:........   156,937     (46,302)   (3,956)    $     --        106,679      23,036     (44,567)         85,148
                            --------    --------   -------     --------       --------     -------    --------        --------
Stockholders' Equity:
  Common Stock............         1                                                 1         134          (1)            134
  Additional
    Paid-In-Capital.......       207                                               207      44,245        (207)         44,245
  Retained Earnings.......    47,269      48,294     3,956      (52,249)        47,270      30,176     (48,044)         29,402
  Treasury Stock..........                                                          --      (2,515)                     (2,515)
                            --------    --------   -------     --------       --------     -------    --------        --------
Total Stockholders'
  Equity:.................    47,477      48,294     3,956      (52,249)        47,478      72,040     (48,252)         71,266
                            --------    --------   -------     --------       --------     -------    --------        --------
Total Equity and
  Liabilities:............  $204,414    $  1,992   $    --     $(52,249)      $154,157     $95,076    $(92,819)       $156,414
                            ========    ========   =======     ========       ========     =======    ========        ========

                          MICROFINANCIAL INCORPORATED

     Leasecomm Corporation periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose vehicles. MFI Finance Corporation I and MFI Finance Corporation II, LLC are special purpose companies. The assets of such special purpose vehicles and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, MicroFinancial Incorporated, or other affiliates. While Leasecomm Corporation generally does not sell its interests in leases, service contracts or loans to third parties after origination, the Company does, from time to time, contribute certain leases, service contracts, or loans to special-purpose entities for purposes of obtaining financing in connection with the related receivables. The contribution of such assets under the terms of such financings are intended to constitute "true sales" of such assets for bankruptcy purposes (meaning that such assets are legally isolated from Leasecomm Corporation). However, the special purpose entities to which such assets are contributed are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment.