Form 10-Q
period 2004-03-31
MICROFINANCIAL INC
filed 2004-05-14
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

     As of April 30, 2004, 13,176,416 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS




                                                                            Page


Part I                     FINANCIAL INFORMATION

    Item 1   Financial Statements (unaudited):

               Condensed Consolidated Balance Sheets
                  December 31, 2003 and March 31, 2004                         3

               Condensed Consolidated Statements of Operations
                 Three months ended March 31, 2003 and 2004                    4

               Condensed Consolidated Statements of Cash Flows
                 Three months ended March 31, 2003 and 2004                    5

               Notes to Condensed Consolidated Financial Statements            7

    Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            13

    Item 3   Quantitative and Qualitative Disclosures about Market Risk       19

    Item 4   Controls and Procedures                                          20

Part II                    OTHER INFORMATION

    Item 1   Legal Proceedings                                                21

    Item 5   Other Information                                                24

    Item 6   Exhibits and Reports on Form 8-K                                 24

    Signatures                                                                25

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                          December 31,    March 31,
                                                                              2003          2004
                                                                          -----------     ---------
                                     ASSETS

Net investment in leases and loans:
     Receivables due in installments                                       $ 175,788      $ 143,515
     Estimated residual value                                                 19,110         15,499
     Initial direct costs                                                      1,804          1,295
     Less:
        Advance lease payments and deposits                                      (37)           (34)
        Unearned income                                                      (23,729)       (17,034)
        Allowance for credit losses                                          (43,011)       (36,814)
                                                                           ---------      ---------
Net investment in leases and loans                                         $ 129,925      $ 106,427
Investment in service contracts                                                8,844          7,688
Cash and cash equivalents                                                      6,533          6,196
Restricted cash                                                                2,376          2,233
Property and equipment, net                                                    5,844          5,364
Other assets                                                                   2,892          2,124
                                                                           ---------      ---------
          Total assets                                                     $ 156,414      $ 130,032
                                                                           =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                              $  58,843      $  41,454
Subordinated notes payable                                                     3,262          3,262
Capitalized lease obligations                                                    209            165
Accounts payable                                                               3,186          2,784
Other liabilities                                                              4,104          3,324
Income taxes payable                                                           7,789          7,826
Deferred income taxes payable                                                  7,755          4,627
                                                                           ---------      ---------
          Total liabilities                                                   85,148         63,442
                                                                           ---------      ---------
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued at 12/31/03 and 3/31/04                                  --             --
     Common stock, $.01 par value; 25,000,000 shares authorized;
        13,410,646 shares issued at 12/31/03 and 3/31/04, respectively           134            134
     Additional paid-in capital                                               44,245         44,324
     Retained earnings                                                        29,402         24,710
     Treasury stock, at cost (234,230 shares at 12/31/03 and 3/31/04)         (2,515)        (2,515)
     Unearned compensation                                                         0            (63)
                                                                           ---------      ---------
          Total stockholders' equity                                          71,266         66,590
                                                                           ---------      ---------
          Total liabilities and stockholders' equity                       $ 156,414      $ 130,032
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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)



                                                 For the three months ended
                                                          March 31,
                                                 --------------------------
                                                    2003            2004
                                                 ----------      ----------
Revenues:
      Income on financing leases and loans          $ 9,821         $ 4,167
      Income on service contracts                     2,251           1,731
      Rental income                                   8,547           8,465
      Loss and damage waiver fees                     1,483           1,131
      Service fees and other                          3,469           2,514
                                                 ----------      ----------
                Total revenues                       25,571          18,008
                                                 ----------      ----------

Expenses:
      Selling general and administrative              9,131           7,280
      Provision for credit losses                    10,799          13,408
      Depreciation and amortization                   4,270           4,294
      Interest                                        2,629             846
                                                 ----------      ----------
                Total expenses                       26,829          25,828
                                                 ----------      ----------

Loss before provision for income taxes               (1,258)         (7,820)
Benefit for income taxes                               (503)         (3,128)
                                                 ----------      ----------

Net loss                                            $  (755)        $(4,692)
                                                 ==========      ==========

Net loss per common share - basic                   $ (0.06)        $ (0.36)
                                                 ==========      ==========

Net loss per common share - diluted                 $ (0.06)        $ (0.36)
                                                 ==========      ==========

Weighted-average shares used to compute:
           Basic net loss per share              12,854,642      13,179,548
                                                 ----------      ----------
           Fully diluted net loss per share      12,854,642      13,179,548
                                                 ----------      ----------










    The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                          For the three months ended
                                                                  March 31,
                                                          --------------------------
                                                            2003              2004
                                                          --------          --------

Cash flows from operating activities:
     Cash received from customers                         $ 39,652          $ 25,218
     Cash paid to suppliers and employees                  (10,796)           (7,206)
     Cash (paid) received for income taxes                      (8)               37
     Interest paid                                          (3,181)             (928)
     Interest received                                          44                 3
                                                          --------          --------
          Net cash provided by operating activities         25,711            17,124
                                                          --------          --------

Cash flows from investing activities:
     Investment in lease contracts                          (1,423)              (73)
     Investment in inventory                                   (71)              (54)
     Investment in direct costs                               (125)                0
     Investment in fixed assets                                (50)              (45)
                                                          --------          --------
          Net cash used in investing activities             (1,669)             (172)
                                                          --------          --------

Cash flows from financing activities:
     Repayment of secured debt                             (23,736)          (17,389)
     Decrease in restricted cash                             4,097               144
     Repayment of capital leases                               (95)              (44)
                                                          --------          --------
          Net cash used in financing activities            (19,734)          (17,289)
                                                          --------          --------

Net increase (decrease) in cash and cash equivalents:        4,308              (337)
Cash and cash equivalents, beginning of period               5,494             6,533
                                                          --------          --------

Cash and cash equivalents, end of period                  $  9,802          $  6,196
                                                          ========          ========



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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)


                                                         For the three months ended
                                                                  March 31,
                                                         --------------------------
                                                             2003            2004
                                                          --------         --------

Reconciliation of net income to net cash provided by operating activities:

   Net Loss                                               $   (755)       $ (4,692)
   Adjustments to reconcile net loss to
      cash provided by operating activities
      Depreciation and amortization                          4,270           4,294
      Provision for credit losses                           10,799          13,408
      Recovery of equipment cost and residual value,
        net of revenue recognized                           12,411           7,536
   Change in assets and liabilities:
      Decrease (increase) in current taxes payable            (172)             37
      Increase (decrease) in current taxes receivable            0               0
      Decrease (increase) in deferred income taxes            (503)         (3,128)
      Increase (decrease) in other assets                     (563)            768
      Increase (decrease) in accounts payable                  105            (402)
      Increase in accrued liabilities                          119            (697)
                                                          --------        --------
        Net cash provided by operating activities         $ 25,711        $ 17,124
                                                          ========        ========










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

     MicroFinancial has taken certain steps in an effort to improve its financial position. Management is actively considering various financing, restructuring and strategic alternatives as well as continuing to work closely with the Company's lenders to ensure continued compliance with the terms of the long term agreement. In addition, Management has taken steps to reduce overhead, including a reduction in headcount from 203 at December 31, 2002 to 136 at December 31, 2003. During the three months ended March 31, 2004, the employee headcount was further reduced to 125 in a continued effort to maintain an infrastructure that is aligned with current business conditions.

     MicroFinancial, through its wholly owned subsidiary, Leasecomm Corporation, periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose vehicles. MFI Finance Corporation I and MFI Finance Corporation II, LLC are special purpose companies. The assets of such special purpose vehicles and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, MicroFinancial Incorporated, or other affiliates. While Leasecomm Corporation generally does not sell its interests in leases, service contracts or loans to third parties after origination, the Company does, from time to time, contribute certain leases, service contracts, or loans to special-purpose entities for purposes of obtaining financing in connection with the related receivables. The contribution of such assets under the terms of such financings are intended to constitute "true sales" of such assets for bankruptcy purposes (meaning that such assets are legally isolated from Leasecomm Corporation). However, the special purpose entities to which such assets are contributed are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(B)  Summary of Significant Accounting Policies:


Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2003. The results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

     The following table sets forth the Company's allowance for credit losses as of December 31, 2003 and March 31, 2004 and the related provision, charge-offs and recoveries for the three months ended March 31, 2004.

     Balance of allowance for credit losses at December 31, 2003                $43,011
                                                                                =======
     Provision for credit losses                                       13,408
             Total provisions for credit losses                                  13,408
     Charge-offs                                                       21,238
     Recoveries                                                         1,633
                                                                      -------
             Charge-offs, net of recoveries                                      19,605
                                                                                -------
     Balance of allowance for credit losses at March 31, 2004                   $36,814
                                                                                =======


Net Income (Loss) Per Share:

     Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted net income
(loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. Stock options were not included in the computation of diluted net income per share for the three months ended March 31, 2003 because their effects were antidilutive. All stock options, common stock warrants, and unvested

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


restricted stock were excluded from the computation of dilutive net income
(loss) per share for the three months ended March 31, 2004, because their inclusion would have had an antidilutive effect on net income (loss) per share.


                                                   For three months ended
                                                         March 31,
                                                  ------------------------
                                                     2003          2004
                                                  ----------    ----------
   Net loss                                            $(755)      $(4,692)
   Shares used in computation:
     Weighted average common shares
        outstanding used in computation
        of net loss per common share              12,854,642    13,179,548

      Dilutive effect of common stock
        options                                            0             0

                                                  ----------    ----------
   Shares used in computation of net
      loss per common share -
      assuming dilution                           12,854,642    13,179,548
                                                  ----------    ----------

   Net income (loss) per common share                 $(0.06)       $(0.36)
   Net income (loss) per common share
         assuming dilution                            $(0.06)       $(0.36)



Stock Options

     Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 4,120,380 shares of the Company's common stock for issuance pursuant to the 1998 Plan. No options were granted during the three months ended March 31, 2004. A total of 1,675,000 options were outstanding at March 31, 2004 of which 1,088,000 were vested.


     On February 4, 2004, one non-employee director was granted 25,000 shares of restricted stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As of March 31, 2004, 5,000 shares were fully vested, and $16,000 had been amortized from unearned compensation to compensation expense.

Stock-based Employee Compensation

     All stock options issued to directors and employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic-value method, there is no related compensation expense recorded in the Company's financial statements. The Company follows the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that compensation under a fair value method be determined using the Black-Scholes option-pricing model and disclosed in a pro forma effect on earnings and earnings per share. The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The current period amortization of unearned compensation expense relating to the restricted stock awards is reflected in net income
(loss). No other stock-based employee compensation cost is reflected in net income (loss), as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in variable compensation costs had an exercise price greater than the fair market value of the underlying common stock on March 31, 2004. The following table illustrates the effect on net income
(loss) and

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           For the three months ended
                                                                   March 31,
                                                           --------------------------
                                                            2003               2004
                                                           ------             -------

Net income (loss), as reported                             $ (755)            $(4,692)
Add:  Stock-based employee compensation
  expense included in reported net income, net of
  related tax effects                                          51                  16
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                (269)               (177)
                                                           ------             -------
Pro forma net income (loss)                                $ (973)            $(4,853)
                                                           ======             =======
Net Income (loss) per share:
Basic -- as reported                                       $(0.06)            $ (0.36)
                                                           ======             =======
Basic -- pro forma                                         $(0.08)            $ (0.37)
                                                           ======             =======
Diluted -- as reported                                     $(0.06)            $ (0.36)
                                                           ======             =======
Diluted -- pro forma                                       $(0.08)            $ (0.37)
                                                           ======             =======


     The Company granted 200,000 options during the three months ended March 31, 2003. There were no options granted during the three months ended March 31, 2004. The fair value of option grants for options granted during the three months ended March 31, 2003 was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                2003
                                              -------
       Risk-free interest rate                  3.34%
       Expected dividend yield                  0.00%
       Expected life                          7 years
       Volatility                              76.00%

     The weighted-average fair value at the date of grant for options granted during the three months ended March 31, 2003 approximated $0.62 per option.

Notes Payable:

     On August 22, 2000, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it could borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. As of September 30, 2002, this credit facility failed to renew. While cash flows from its portfolio and other fees have been sufficient to repay amounts borrowed under the senior credit facility, securitizations and subordinated debt, in October 2002, the Company was forced to suspend virtually all new contract originations until a new source of liquidity is obtained or until such time as the senior debt facility has been paid in full.

     According to the original agreement, outstanding borrowings with respect to the revolving line of credit bear interest based either at Prime minus 0.25% for Prime Rate Loans or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 1.75% for LIBOR Loans or the seven-day Money Market rate plus 2.00% for Swing Line Advances. If the LIBOR loans are not renewed upon their maturity they automatically convert into prime rate loans. The Swing Line Advances have a seven-day maturity, and upon their maturity they automatically

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


convert into prime rate loans. In addition, the Company's aggregate outstanding principal amount of Swing Line Advances shall not exceed $10 million. The prime rate at December 31, 2003 and March 31, 2004 was 4.00%.

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

     At December 31, 2002, the Company was in default of certain of its debt covenants in its senior credit facility. The covenants that were in default with respect to the senior credit facility require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waived the defaults described above, and in consideration for this waiver, required the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, as subsequently amended on June 30, 2003, and November 7, 2003, the Company is obligated to repay a minimum of $40.5 million, plus applicable interest, over the next twelve months.

     The Company had borrowings outstanding under the senior credit facility with the following terms:


                                   December 31, 2003                 March 31, 2004
                                  --------------------            -------------------
     Type                         Rate          Amount            Rate         Amount
     ----                         ----         -------            ----         ------
                                           (in thousands)                 (in thousands)

     Prime                       6.0000%       $55,346          6.0000%       $40,512
                                               -------                        -------
           Total Outstanding                   $55,346                        $40,512
                                               =======                        =======



     Outstanding borrowings are collateralized by leases, loans, rentals, and service contracts pledged specifically to the financial institutions. In addition, on April 14, 2003, the Company granted its lenders a security interest in all of the assets of the Company not held by the special purpose vehicles to further collateralize the outstanding borrowings.

     On April 14, 2003, the Company issued warrants to purchase an aggregate of 268,199 shares of the Company's common stock at an exercise price of $.825 per share. The warrants were issued to the nine lenders in the Company's lending syndicate in connection with the waiver of defaults and an extension of the Company's term loan. The warrants will be automatically terminated if all of the obligations owed by the Company to the lenders pursuant to the loan agreement have been paid in full prior to June 30, 2004. If all of the Company's obligations to the Lenders have not been paid in full prior to June 30, 2004, the warrants will become 50% exercisable as of that date. If all of the Company's obligations to the Lenders have not been paid in full prior to September 30, 2004, the warrants will then become 100% exercisable as of that date. Unless the warrants are automatically terminated or exercised pursuant to the above criteria, they will expire on September 30, 2014. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital. The resulting cost of the warrants was $77,000, which is being amortized to interest expense under the interest method. As of March 31, 2004, $63,000 had been accreted to interest expense and the resulting effective interest rate on the senior credit facility was prime plus 2.09%.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

     MFI I had borrowings outstanding under the series of notes with the following terms:

                               December 31, 2003              March 31, 2004
                             ----------------------        -------------------
Series                       Rate            Amount        Rate         Amount
                             ----            ------        ----         ------
                                         (in thousands)             (in thousands)
MFI I
2001-3 Notes                5.5800%          $3,247        5.5800%        $692
                                             ------                     ------
      Total Outstanding                      $3,247                       $692
                                             ======                     ======

     At December 31, 2003 and March 31, 2004, the Company also had other notes payable which totaled $250,000. These notes are term notes that carry an interest rate of 7.5% and are due on February 1, 2005.

Dividends:

     During the fourth quarter of 2002, the Board of Directors suspended the future payment of dividends to comply with the Company's banking agreements. Currently the terms of the Company's senior credit facility prohibit the payment of dividends so long as there is a balance outstanding on the debt. Provisions in certain of the Company's credit facilities and agreements governing its subordinated debt contain, and the terms of any indebtedness issued by the Company in the future are likely to contain, certain restrictions on the payment of dividends on the Common Stock. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company's credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of payment of future dividends.

Commitments and Contingencies:

     Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

                                                        For the three months ended
                                                                 March 31,
                                                      2003        Change        2004
                                                     ------       ------        -----
                                                              (in thousands)

     Income on financing leases and loans....        $9,821       (57.6)%      $4,167
     Income on service contracts ............         2,251       (23.1)%       1,731
     Rental income...........................         8,547        (.96)%       8,465
     Service fees and other..................         4,952       (26.4)%       3,645
                                                     ------       ------        -----
     Total revenues..........................        25,571       (29.6)%      18,008
                                                     ------       ------       ------


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

     Total revenues for the three months ended March 31, 2004 were $18.0 million, a decrease of $7.6 million, or 29.6%, from the three months ended March 31, 2003. The decrease was primarily due to a decrease of $5.7 million, or 57.6%, in financing leases and loans, $1.3 million or 26.4% in fee and other income, and $520,000, or 23.1% in service contract income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company's portfolio of leases, rentals and service contracts. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002, as a result of its Lenders not renewing the revolving credit facility on September 30, 2002. Revenues are expected to continue to decline so long as the Company is not originating new contracts.

     Selling, General and Administrative

                                                        For the three months ended
                                                                 March 31,
                                                       2003        Change        2004
                                                     ---------    ---------     -------
                                                               (in thousands)
     Selling, general and administrative.....         9,131       (20.3)%       7,280
     As a percent of revenue.................          35.7%                     40.4%


     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, information systems and communications. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company's portfolio of leases and rental contracts. SG&A expenses decreased by $1.9 million, or 20.3%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The decrease was primarily driven by a reduction in personnel related expenses of approximately $1.0 million, as management reduced headcount from 203 to 136 and $664,000 reduction in rent expense. The expense reductions were achieved as management continued to align the Company's infrastructure with the current business conditions.

     Provision for Credit Losses

                                                        For the three months ended
                                                                 March 31,
                                                       2003        Change        2004
                                                     ---------    ---------     -------
                                                                 (thousands)

     Provision for credit losses.............        10,799        24.2%       13,408
     As a percent of revenue.................          42.2%                     74.5%


     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company's provision for credit losses increased by $2.6 million, or 24.2%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, while net charge-offs decreased 42.7% to $19.6 million. The provision was based on the Company's historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.

     Depreciation and Amortization

                                                        For the three months ended
                                                                 March 31,
                                                       2003        Change        2004
                                                     ---------    ---------     -------
                                                                 (thousands)
     Depreciation and amortization...........         4,270         0.5%        4,294
     As a percent of revenue.................          16.7%                     23.8%


     Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company's investment in service contracts. The Company's investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. Rental equipment is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Service contracts are recorded at cost and amortized over 84 months. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the asset and any resulting charge is made to depreciation and amortization expense. Depreciation and amortization increased by $24,000, or 0.5%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003.

     Interest Expense

                                                        For the three months ended
                                                                 March 31,
                                                       2003        Change        2004
                                                     ---------    ---------     -------
                                                               (in thousands)

     Interest................................         2,629       (67.8)%         846
     As a percent of revenue.................          10.3%                      0.5%


     The Company pays interest on borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations. Interest expense decreased by $1.8 million, or 67.8%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. This decrease resulted primarily from the Company's decreased level of borrowings. At March 31, 2004, the Company had notes payable of $41,454, compared to $145,191 at March 31, 2003.

     Other Operating Data

     Dealer Fundings were $41,000 for the three months ended March 31, 2004, a decrease of $1.1 million, or 96.5%, compared to the three months ended March 31, 2003. This decrease is a result of the failure of the credit facility to renew, which, in turn, forced the Company to suspend virtually all new contract originations in the third quarter of 2002. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $470.6 million for the year ended December 31, 2003 to $180.9 million in March 2004. Net cash provided by operating activities decreased by $14.4 million, or 36.4%, to $25.2 million during the three months ended March 31, 2004.

Critical Accounting Policies
----------------------------

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

     The Company has developed and regularly updates proprietary credit scoring systems designed to improve its risk-based pricing. The Company uses credit scoring in most, but not all, of its extensions of credit. In addition, the Company employs collection procedures and a legal process to resolve any credit problems.

Exposure to Credit Losses
-------------------------

     The following table sets forth certain information as of December 31, 2002 and 2003 and March 31, 2004 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                                            As of               As of
                                                        December 31,           March 31,
                                                   ----------------------      --------
                                                      2002         2003          2004
                                                   ---------     --------      --------
Cumulative amounts billed (in thousands)           $600,637      $478,791      $428,422
31-60 days past due                                     1.0%          1.1%          1.2%
61-90 days past due                                     1.0%          0.8%          0.9%
Over 90 days past due                                  22.9%         17.9%         17.1%
                                                   ---------     --------      --------
   Total past due                                      24.9%         19.8%         19.2%
                                                   =========     ========      ========

Liquidity and Capital Resources
-------------------------------

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

     Currently, the Company's uses of cash include the payment of interest expenses, repayment of borrowings under its credit facilities and securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.

     The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. On August 22, 2000, the Company entered into a new $192 million credit facility with nine banks, expiring on September 30, 2002. As of September 30, 2002, the credit facility failed to renew and the Company began paying down the outstanding balance. As a result of the failure to renew, the Company was forced to suspend essentially all new contract originations until a new source of financing is obtained or at such time that the senior credit facility has been paid in full. At December 31, 2002, the Company was in default of certain of its debt covenants in its credit facility. The covenants that were in default with respect to the credit facility, require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, as subsequently amended in June and November 2003, as of March 31, 2004, the Company is obligated to repay a minimum of $40.5 million, plus applicable interest, over the next twelve months. At March 31, 2004, the Company had approximately $40.5 million outstanding under the facility.

     The Company, through its wholly owned subsidiary, Leasecomm Corporation, periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose entities. The assets of such special purpose entities and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, MicroFinancial Incorporated, or other affiliates. However, the special purpose entities to which such assets are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment. At December 31, 2002, the Company was in default of certain of its debt covenants in its securitization agreements. The covenants that were in default with respect to the securitization agreements, required that the Company maintain a fixed charge ratio in an amount not less than 125% of consolidated earnings and a consolidated tangible net worth greater than $90 million plus 50% of net income for each fiscal quarter after June 30, 2001. The Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. To date, cash flows from its portfolio and other fees have been sufficient to repay amounts borrowed under the securitization agreements. At March 31, 2004, the Company had approximately $692,000 outstanding under its securitization.

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

Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The Company has entered into various agreements, such as long term debt agreements, capital lease agreements and operating lease agreements that require future payments be made. Long term debt agreements include all debt outstanding under the senior credit facility, securitizations, subordinated notes, demand notes and other notes payable.

     At March 31, 2004, the repayment schedules for outstanding long term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:

For the period ended               Long-Term   Operating   Capital
   December 31,                       Debt       Leases     Leases     Total
--------------------               ---------   ---------   -------    -------

       2004                         $41,204      $  439     $ 110     $41,753
       2005                             912         585        55       1,552
       2006                           2,600          --        --       2,600
       2007                              --          --        --          --
       2008                              --          --        --          --
       2009                              --          --        --          --
 Thereafter                              --          --        --          --
                                    -------      ------     -----     -------
          Total                     $44,716      $1,024     $ 165     $45,905
                                    =======      ======     =====     =======

Note on Forward-Looking Information
-----------------------------------

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General Risks

     MicroFinancial incurred net losses of $22.1 million and $15.7 million for the years ended December 31, 2002 and 2003, respectively. The net losses incurred by the Company during the third and fourth quarters of 2002 caused the Company to be in default of certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company's credit facility failed to renew and consequently, the Company was forced to suspend virtually all new origination activity as of October 11, 2002. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the covenant defaults as of December 31, 2002, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. To date, the Company has fulfilled all of its debt obligations, as agreed to by the bank group, in a timely manner.

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

Interest Rate Risk Management

     The implicit yield to the Company on all of its leases, contracts and loans is on a fixed interest rate basis due to the leases, contracts and loans having scheduled payments that are fixed at the time of origination of the lease. When the Company originates or acquires leases, contracts, and loans it bases its pricing in part on the spread it expects to achieve between the implicit yield rate to the Company on each lease and the effective interest cost it will pay when it finances such leases, contracts and loans through its credit facility. Increases in interest rates during the term of each lease, contract or loan could narrow or eliminate the spread, or result in a negative spread. The Company has followed the practice described below, which is designed to protect itself against interest rate volatility during the term of each lease, contract or loan.

     Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the fixed repayment schedules of the Company's outstanding debt, the Company is limited in its ability to manage the blend of fixed and variable rate interest obligations. As of March 31, 2004, the Company's outstanding fixed-rate indebtedness outstanding under the Company's securitizations and subordinated debt represented 9.4% of the Company's total outstanding indebtedness.

ITEM 4   CONTROLS AND PROCEDURES

     Disclosure controls and procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. The Company does not expect to receive any amount as a result of its claim. The Company's case against Premier and DelPiano was tried in November 2003 and was decided by the Court in March, 2004. The Court entered a judgment for the Company against Premier and DelPiano, jointly and severally, on all of the Company's counts, including fraud and violation of Massachusetts General Laws, Chapter 93A, and dismissing with prejudice all of Premier and DelPiano's claims and counterclaims. The Court awarded the Company Twenty Three Million Dollars ($23,000,000) in damages. Collection of this award is not assumed and therefore it is not reflected in the financial statements as of March 31, 2004. The judgment is now on appeal.

     B. In October 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. ss. 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the court dismissed the complaint with leave to file an amended complaint. An Amended Complaint was filed in November 2003. The Company filed a Motion to Dismiss the Amended Complaint, which is awaiting decision by the Court. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

     C. On August 22, 2002, plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. On March 31, 2003 the trial court entered an Order denying the Company's Motion to Dismiss. An appeal of the Order was filed with the Alabama Supreme Court on May 12, 2003. On February 20, 2004, the Alabama Supreme Court overruled the Company's application for rehearing. On February 24, 2004, Plaintiff filed a First Amended Class Action Complaint in which Plaintiff added Electronic Commerce International ("ECI") as an additional party defendant. No new allegations were asserted against the Company in the Amended Complaint. On March 31, 2004 the Company has filed an answer to the Amended Complaint denying the Plaintiff's allegations. The Company continues to deny any wrongdoing and plans to vigorously defend this claim. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect

     D. In March 2003, an action was filed by a shareholder against the Company in United States District Court asserting a single count of common law fraud and constructive fraud. The complaint alleges that the shareholder was defrauded by untrue statements made to him by management, upon which he relied in the purchase of Company stock for himself and for others. The complaint seeks damages in an unspecified amount. The Company filed an answer denying the allegations. In December 2003, upon motion filed by the plaintiff shareholder, the Court dismissed the action without prejudice.

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

     F. On April 28, 2003, plaintiff Wallace Dickey filed a purported class action against Leasecomm Corporation, Cardservice International, Linkpoint International and Clear Commerce Corporation alleging that he lease-financed through Leasecomm the right to use certain computer software manufactured, distributed and sold by the other defendants. The plaintiff does not allege that Leasecomm failed to provide the lease financing contemplated by the Leasecomm lease. Instead, the Plaintiff alleges that the software failed to operate as he believed it would, and he has sued for a declaration that would allow him to rescind his contract, to recover money paid in the course of the transaction and to recover damages allegedly caused by unspecified deceptive trade practices. The plaintiff asserts his claims "on behalf of himself and all others similarly situated." Leasecomm denies all of the Plaintiff's allegations. The parties have reached an agreement on settlement terms and are currently drafting the settlement documents. The settlement, if finalized and signed by the parties, will require court approval to become effective. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome will have a material adverse affect.

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

     H. In October 2003, the Company was served with a purported class action complaint which was filed in the United States District Court for the District of Massachusetts alleging violations of federal securities law. The purported class would consist of all persons who purchased Company securities between February 5, 1999 and October 30, 2002. The Complaint asserts that during this period the Company made a series of materially false or misleading statements about the Company's business, prospects and operations, including with respect to certain lease provisions, the Company's course of dealings with its vendor/dealers, and the Company's reserves for credit losses. No motion or answer has been filed in response to the Complaint. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect.

     I. In February 2004, a purported class action was filed in Superior Court in Massachusetts against Leasecomm, a dealer, and a party purportedly related to the dealer. The class sought to be certified is a nationwide class who signed lease agreements identical to, or substantially similar to, the plaintiff's lease agreement with

Leasecomm, and covering the same product. The Complaint asserts claims for declaratory judgment, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The claims concern the validity, enforceability, and alleged unconscionability of the lease of a product which enabled a merchant to process credit card payments. The Complaint seeks rescission of lease agreements with Leasecomm, restitution, multiple damages and attorneys fees under Chapter 93A, and injunctive relief. Because of the uncertainties inherent in litigation we cannot predict whether the outcome will have a material adverse effect.

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

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) A form 8-K was filed on March 11, 2004, to announce the results for the year ended December 31, 2003. A second report on Form 8-K was filed on April 2, 2004 disclosing that the Company was awarded a $23 million judgement.

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



Date: May 14, 2004