Form 10-Q
period 2004-06-30
MICROFINANCIAL INC
filed 2004-08-13
CIK 827230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2004

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

     As of July 30 2004, 13,183,916 shares of the registrant's common stock were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS




                                                                            Page
Part I    FINANCIAL INFORMATION

     Item 1   Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets
                 December 31, 2003 and June 30, 2004                           3

              Condensed Consolidated Statements of Operations
                 Three and six months ended June 30, 2003 and 2004             4

              Condensed Consolidated Statements of Cash Flows
                 Six months ended June 30, 2003 and 2004                       5

              Notes to Condensed Consolidated Financial Statements             7

     Item 2   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          14

     Item 3   Quantitative and Qualitative Disclosures about Market Risk      22

     Item 4   Controls and Procedures                                         22

Part II  OTHER INFORMATION

     Item 1   Legal Proceedings                                               23

     Item 2   Recent Sales of Unregistered Securities                         26

     Item 6   Exhibits and Reports on Form 8-K                                27

     Signatures                                                               29

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                          December 31,    June 30,
                                                                             2003           2004
                                                                          -----------     ---------
                                     ASSETS

Net investment in leases and loans:
     Receivables due in installments                                       $ 175,788      $ 113,680
     Estimated residual value                                                 19,110         12,788
     Initial direct costs                                                      1,804            930
     Less:
        Advance lease payments and deposits                                      (37)           (30)
        Unearned income                                                      (23,729)       (12,279)
        Allowance for credit losses                                          (43,011)       (31,255)
                                                                           ---------      ---------
Net investment in leases and loans                                           129,925         83,834
Investment in service contracts                                                8,844          6,679
Cash and cash equivalents                                                      6,533          7,370
Restricted cash                                                                2,376          1,278
Property and equipment, net                                                    5,844          4,308
Other assets                                                                   2,892          2,983
                                                                           ---------      ---------
          Total assets                                                     $ 156,414      $ 106,452
                                                                           =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                              $  58,843      $  26,249
Subordinated notes payable                                                     3,262          4,374
Capitalized lease obligations                                                    209            121
Accounts payable                                                               3,186          3,033
Other liabilities                                                              4,104          2,914
Income taxes payable                                                           7,789          7,818
Deferred income taxes payable                                                  7,755            710
                                                                           ---------      ---------
          Total liabilities                                                   85,148         45,219
                                                                           ---------      ---------
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued at 12/31/03 and 6/30/04                                  --             --
     Common stock, $.01 par value; 25,000,000 shares authorized;
        13,410,646 shares issued at 12/31/03 and 6/30/04, respectively           134            134
     Additional paid-in capital                                               44,245         44,769
     Retained earnings                                                        29,402         18,836
     Treasury stock, at cost (234,230 shares at 12/31/03 and
        227,980 shares at 6/30/04)                                            (2,515)        (2,447)
     Unearned compensation                                                         0            (59)
                                                                           ---------      ---------
          Total stockholders' equity                                          71,266         61,233
                                                                           ---------      ---------
          Total liabilities and stockholders' equity                       $ 156,414      $ 106,452
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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                       For the three months ended         For the six months ended
                                                               June 30,                            June 30,
                                                    ------------------------------      ------------------------------
                                                        2003               2004            2003               2004
                                                    ------------      ------------      ------------      ------------
Revenues:
      Income on financing leases and loans          $      8,378      $      3,235      $     18,199      $      7,402
      Income on service contracts                          2,334             1,563             4,586             3,294
      Rental income                                        8,628             8,165            17,175            16,629
      Loss and damage waiver fees                          1,423             1,035             2,906             2,166
      Service fees and other                               3,201             1,784             6,669             4,299
                                                    ------------      ------------      ------------      ------------
                Total revenues                            23,964            15,782            49,535            33,790
                                                    ------------      ------------      ------------      ------------
Expenses:
      Selling, general and administrative                  8,709             6,845            17,841            14,124
      Provision for credit losses                         15,249            14,181            26,048            27,590
      Depreciation and amortization                        4,087             3,936             8,357             8,230
      Interest                                             2,145               611             4,774             1,457
                                                    ------------      ------------      ------------      ------------
                Total expenses                            30,190            25,573            57,020            51,401
                                                    ------------      ------------      ------------      ------------

Net loss before benefit for income taxes                  (6,226)           (9,791)           (7,485)          (17,611)
Benefit for income taxes                                  (2,490)           (3,917)           (2,994)           (7,045)
                                                    ------------      ------------      ------------      ------------
Net Loss                                            $     (3,736)     $     (5,874)     $     (4,491)     $    (10,566)
                                                    ============      ============      ============      ============
Net loss per common share - basic and diluted       $      (0.29)     $      (0.45)     $      (0.35)     $      (0.80)
                                                    ============      ============      ============      ============
Weighted-average shares used to compute:
           Basic and diluted net loss per share       12,917,752        13,182,666        12,917,752        13,181,107
                                                    ------------      ------------      ------------      ------------



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          For the six months ended
                                                                  June 30,
                                                          ------------------------
                                                            2003            2004
                                                          --------        --------
Cash flows from operating activities:
     Cash received from customers                         $ 75,156        $ 47,734
     Cash paid to suppliers and employees                  (23,059)        (15,122)
     Cash (paid) received for income taxes                  11,090              29
     Interest paid                                          (5,912)         (1,608)
     Interest received                                          74               7
                                                          --------        --------
          Net cash provided by operating activities         57,349          31,040
                                                          --------        --------
Cash flows from investing activities:
     Investment in lease contracts                          (1,699)           (105)
     Investment in inventory                                   (78)            (77)
     Investment in direct costs                               (137)              0
     Investment in fixed assets                               (142)            (52)
                                                          --------        --------
          Net cash used in investing activities             (2,056)           (234)
                                                          --------        --------
Cash flows from financing activities:
     Repayment of secured debt                             (58,745)        (32,484)
     Repayment of short term demand notes payable              (30)              0
     Proceeds from issuance of subordinated debt                 0           1,500
     Decrease in restricted cash                             6,319           1,098
     Repayment of capital leases                              (142)            (83)
                                                          --------        --------
          Net cash used in financing activities            (52,598)        (29,969)
                                                          --------        --------
Net increase (decrease) in cash and cash equivalents:        2,695             837
Cash and cash equivalents, beginning of period               5,494           6,533
                                                          --------        --------
Cash and cash equivalents, end of period                  $  8,189        $  7,370
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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             For the six months ended
                                                                      June 30,
                                                             ------------------------
                                                               2003             2004
                                                             -------          -------
Reconciliation of net loss to net cash provided
     by operating activities:

     Net loss                                                $(4,491)        $(10,566)
     Adjustments to reconcile net loss to
        cash provided by operating activities
        Depreciation and amortization                          8,357            8,230
        Provision for credit losses                           26,048           27,590
        Amortization of unearned compensation                    178               20
        Recovery of equipment cost and residual value,
          net of revenue recognized                           39,802           14,065
     Change in assets and liabilities:
        Decrease (increase) in current taxes payable           2,274               29
        Increase (decrease) in current taxes receivable       (8,652)               0
        Decrease (increase) in deferred income taxes          (2,994)          (7,045)
        Increase (decrease) in other assets                   (2,399)             (91)
        Increase (decrease) in accounts payable                 (699)            (154)
        Decrease in other liabilities                            (75)          (1,038)
                                                             -------         --------
          Net cash provided by operating activities          $57,349         $ 31,040
                                                             =======         ========






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

     MicroFinancial incurred net losses of $22.1 million and $15.7 million for the years ended December 31, 2002 and 2003, respectively. The net losses incurred by the Company during the third and fourth quarters of 2002 caused the Company to be in default under certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company's credit facility failed to renew and consequently, the Company was forced to suspend substantially all new origination activity as of October 11, 2002. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company received a waiver, which was set to expire on April 15, 2003, for the covenant violations in connection with the securitization agreement. Subsequently, the Company received a permanent waiver of the covenant defaults and the securitization agreement was amended so that, going forward, the covenants are the same as those contained in the long-term agreement entered into on April 14, 2003, for the senior credit facility. To date, the Company has fulfilled all of its debt obligations, as agreed to by the bank group, in a timely manner.

     MicroFinancial has taken certain steps in an effort to improve its financial position. In June 2004, MicroFinancial secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note, that will enable the Company to resume microticket contract originations. In conjunction with raising new capital, the Company has also inaugurated a new wholly owned operating subsidiary, TimePayment Corp. LLC. In addition, Management continues to actively consider various financing, restructuring and strategic alternatives and works closely with the Company's lenders to ensure continued compliance with the terms of the existing senior credit facility. Management has taken steps to reduce overhead, including a reduction in headcount from 203 at December 31, 2002 to 136 at December 31, 2003. During the six months ended June 30, 2004, the employee headcount was further reduced to 120 in a continued effort to maintain an infrastructure that is aligned with current business conditions.

     MicroFinancial, through its wholly owned subsidiary, Leasecomm Corporation, periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose vehicles. MFI Finance Corporation I (or "MFI I") is a special purpose vehicle. The assets of such special purpose vehicles and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, TimePayment Corp. LLC, MicroFinancial Incorporated, or other affiliates. While Leasecomm Corporation generally does not sell its interests in leases, service contracts or loans to third parties after origination, the Company does, from time to time, contribute certain leases, service contracts, or loans to special-purpose entities for purposes of obtaining financing in connection with the related receivables. The contribution of such assets under the terms of such financings are intended to constitute "true sales" of such assets for bankruptcy purposes (meaning that such assets are legally isolated from Leasecomm Corporation). However, the special purpose entities to which such assets are contributed are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(B)  Summary of Significant Accounting Policies:

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004.

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

     The following table sets forth the Company's allowance for credit losses as of December 31, 2003 and June 30, 2004 and the related provision, charge-offs and recoveries for the six months ended June 30, 2004.


Balance of allowance for credit losses at December 31, 2003                        $43,011
                                                                                   =======
Provision for credit losses                                             27,590
 Total provisions for credit losses                                                 27,590
Charge-offs                                                            (42,061)
Recoveries                                                               2,715
                                                                       --------
 Charge-offs, net of recoveries                                                    (39,346)
                                                                                   -------

Balance of allowance for credit losses at June 30, 2004                            $31,255
                                                                                   =======

Net Income (Loss) Per Share:

     Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. All stock options, common stock warrants, and unvested restricted stock were excluded from the computation of diluted net income (loss) per share for the three and six month periods ended June 30, 2003 and June 30, 2004, because their inclusion would have had an antidilutive effect on net income (loss) per share. At June 30, 2003, 1,675,000 options,

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


268,199 warrants, and 122,269 shares of restricted stock were excluded from the computation of diluted net income (loss) per share. At June 30, 2004, 1,675,000 options, 672,747 warrants, and 18,750 shares of restricted stock were excluded from the computation of diluted net income (loss) per share


                                                  For three months ended            For six months ended
                                                         June 30,                          June 30,
                                               ----------------------------      ----------------------------
                                                    2003           2004             2003             2004
                                               -----------      -----------      -----------      -----------
Net income (loss)                              $    (3,736)     $    (5,874)     $    (4,491)     $   (10,566)
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net income (loss) per common share      12,917,752       13,182,666       12,917,752       13,181,107

   Dilutive effect of common stock
     options                                             0                0                0                0
                                               -----------      -----------      -----------      -----------
Shares used in computation of net
   income (loss) per common share -
   assuming dilution                            12,917,752       13,182,666       12,917,752       13,181,107
                                               -----------      -----------      -----------      -----------
Net income (loss) per common share -
   basic and diluted                           $     (0.29)     $     (0.45)     $     (0.35)     $     (0.80)



Stock Options

     Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 4,120,380 shares of the Company's common stock for issuance pursuant to the 1998 Plan. No options were granted during the six months ended June 30, 2004. A total of 1,675,000 options were outstanding at June 30, 2004 of which 1,118,000 were vested.

     On February 4, 2004, one non-employee director was granted 25,000 shares of restricted stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As of June 30, 2004, 6,250 shares were fully vested, and $20,000 had been amortized from unearned compensation to compensation expense.

Stock-based Employee Compensation

     The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The current period amortization of unearned compensation expense relating to the restricted stock awards is reflected in net income (loss). No other stock-based employee compensation cost is reflected in net income (loss), as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in variable compensation costs had an exercise price greater than the fair market value of the underlying common stock on June 30, 2004. The Company follows the disclosure only requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that compensation under a fair value method be determined using the Black-Scholes option-pricing model and disclosed in a pro forma effect on earnings and earnings per share. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                        For the three months ended      For the six months ended
                                                                June 30,                        June 30,
                                                        --------------------------      -------------------------
                                                          2003              2004          2003             2004
                                                        --------          --------      --------         --------
Net income (loss), as reported                          $ (3,736)          $(5,874)     $ (4,491)        $(10,566)
Add:  Stock-based employee compensation
  expense included in reported net income, net of
  related tax effects                                        127                 4           178               20
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects               (312)             (120)         (581)            (297)
                                                        --------          --------      --------         --------
Pro forma net income (loss)                             $ (3,921)         $ (5,990)     $ (4,894)        $(10,843)
                                                        ========          ========      ========         ========

Earnings (loss) per share:
As reported - basic and diluted                         $  (0.29)         $  (0.45)     $(0.35)          $  (0.80)
                                                        ========          ========      ========         ========

Proforma - basic and diluted                            $  (0.30)         $  (0.45)     $ (0.38)         $  (0.82)
                                                        ========          ========      ========         ========


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

     The weighted-average fair value at the date of grant for options granted during the six months ended June 30, 2003 approximated $0.62 per option. The Company granted 200,000 options during the six months ended June 30, 2003. There were no options granted during the six months ended June 30, 2004.

Notes Payable:

     On August 22, 2000, the Company entered into a revolving line of credit and term loan facility with a group of financial institutions whereby it could borrow a maximum of $192,000,000 based upon qualified lease receivables, loans, rentals and service contracts. As of September 30, 2002, this credit facility failed to renew. While cash flows from its portfolio and other fees have been sufficient to repay amounts borrowed under the senior credit facility, securitizations and subordinated debt, in October 2002, the Company was forced to suspend virtually all new contract originations until a new source of liquidity was obtained or until such time as the senior debt facility has been paid in full.

     As of September 30, 2002, the revolving credit line failed to renew and the Company began paying down the balance on the basis of a 36-month amortization plus interest. Based on the terms of the agreement, interest rates increased from Prime minus 0.25% to Prime plus 0.50% for prime-based loans and from LIBOR plus 1.75% to LIBOR plus 2.50% for existing LIBOR- based loans. In addition, based on the covenant defaults described below, the outstanding borrowings on all loans bear an additional 2.00% default interest. On January 3, 2003, the Company entered into a Forbearance and Modification Agreement for the senior credit facility, which expired on February 7, 2003. Based on the terms of the Forbearance and Modification Agreement, interest rates increased again on the prime based loans to prime plus 1.00%. The prime rate was 4.00% and 4.25% at December 31, 2003 and June 30, 2004, respectively.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 2002, the Company was in default of certain of its debt covenants in its senior credit facility. The covenants that were in default with respect to the senior credit facility require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waived the defaults described above, and in consideration for this waiver, required the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, as subsequently amended on June 30, 2003, and November 7, 2003, the Company is obligated to repay the remaining balance of $26.1 million, plus applicable interest, over the next twelve months.

     The Company had borrowings outstanding under the senior credit facility with the following terms:

                                  December 31, 2003           June 30, 2004
                                --------------------       -------------------
Type                            Rate         Amount        Rate         Amount
                                ----         -------       ----         ------
                                         (in thousands)             (in thousands)

Prime                           6.00%        $55,346       6.25%      $26,108
                                             -------                  -------
      Total Outstanding                      $55,346                  $26,108
                                             =======                  =======


     Outstanding borrowings are collateralized by leases, loans, rentals, and service contracts pledged specifically to the financial institutions. In addition, on April 14, 2003, the Company granted its lenders a security interest in all of the assets of the Company not held by the special purpose entities to further collateralize the outstanding borrowings.

On April 14, 2003, the Company issued warrants to purchase an aggregate of 268,199 shares of the Company's common stock at an exercise price of $.825 per share. The warrants were issued to the nine lenders in the Company's lending syndicate in connection with the waiver of defaults and an extension of the Company's term loan. Due to the anti-dilutive rights contained in the warrant agreement, on June 10, 2004, an additional 2,207 warrants were issued to the nine lenders in the Company's lending syndicate and all of the warrants were re-priced to $.818 per share. This was a result of the issuance of warrants in connection with the $10.0 million credit facility discussed below. The warrants held by the nine lenders in the Company's lending syndicate became 50% exercisable as of June 30, 2004. If all of the Company's obligations to the lenders have not been paid in full prior to September 30, 2004, the warrants will then become 100% exercisable as of that date. Unless the warrants are automatically terminated or exercised pursuant to the above criteria, they will expire on September 30, 2014. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital. The resulting cost of the warrants was $77,000, which is being amortized to interest expense under the interest method. As of June 30, 2004, $71,000 had been accreted to interest expense and the resulting effective interest rate on the senior credit facility was prime plus 2.09%.

     MFI I issued three series of notes, the 2000-1 Notes, the 2000-2 Notes, and the 2001-3 Notes. In March 2000, MFI I issued the 2000-1 Notes in aggregate principal amount of $50,056,686. In December 2000, MFI I issued the 2000-2 Notes in aggregate principal amount of $50,561,633. In September 2001, MFI I issued the 2001-3 Notes in aggregate principal amount of $39,397,354. As of June 30, 2004, all of the notes issued by MFI I had been fully repaid.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     MFI I had borrowings outstanding under the series of notes with the following terms:

                                  December 31, 2003             June 30, 2004
                                 --------------------        -------------------
Type                             Rate         Amount         Rate         Amount
                                 ----         -------        ----         ------
                                          (in thousands)              (in thousands)

2001-3 Notes                    5.58%         $3,247         5.58%        $    0
                                              ------                     -------
      Total Outstanding                       $3,247                      $    0
                                              ======                     =======


     On June 10, 2004, the Company, through its new subsidiary, TimePayment Corp LLC entered into a one year revolving line of credit whereby it may borrow a maximum of $8.0 million based upon qualified lease receivables. Simultaneously, TimePayment Corp LLC secured a commitment for a three year subordinated note for $2.0 million. As of June 30, 2004, the Company had no borrowings outstanding under the revolving line of credit and $1.5 million outstanding under the subordinated note. According to the agreements, outstanding borrowings with respect to the revolving line of credit bear interest at 15.6% and outstanding borrowings with respect to the subordinated note bear interest at 13.0%.

     In connection with the issuance of the above line of credit, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $6.00 per share and expiring on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital. The resulting cost of the warrants was $117,000, which is being amortized to interest expense under the interest method. As of June 30, 2004, $8,500 had been accreted to interest expense and the resulting effective interest rate on the line of credit was the base rate plus 1.4%.

     In connection with the issuance of the above subordinated note, the Company issued warrants to purchase 110,657 shares of the Company's common stock at an exercise price of $2.00 per share and 191,685 shares of the Company's common stock at an exercise price of $2.91 per share, both expiring on June 10, 2007. In the event the lender does not make the second of two installments of the subordinated note available to TimePayment Corp LLC, the warrants to purchase 27,664 shares of the Company's common stock at an exercise price of $2.00 per share and 47,939 shares of the Company's common stock at an exercise price of $2.91 per share will be automatically cancelled. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital. The resulting cost of the warrants was $396,000, which is being amortized to interest expense under the interest method. As of June 30, 2004, $7,000 had been accreted to interest expense and the resulting effective interest rate on the subordinated was the base rate plus 12.4%.

     At December 31, 2003 and June 30, 2004, the Company also had other notes payable which totaled $250,000. These notes are term notes that carry an interest rate of 7.5% and are due on February 1, 2005.

Dividends:

     During the fourth quarter of 2002, the Board of Directors suspended the future payment of dividends to comply with the Company's banking agreements. Currently the terms of the Company's senior credit facility prohibit the payment of dividends so long as there is a balance outstanding on the debt. Provisions in certain of the Company's credit facilities and agreements governing its subordinated debt contain certain restrictions on the payment of dividends on the Common Stock. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company's credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of payment of future dividends.

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


Commitments and Contingencies:

     Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Results of Operations

                                                        For the three months ended
                                                                 June 30,
                                                       2003        Change        2004
                                                     ---------    ---------     -------
                                                               (in thousands)
     Income on financing leases and loans....        $8,378       (61.4)%      $3,235
     Income on service contracts ............         2,334       (33.0)%       1,563
     Rental income...........................         8,628        (5.4)%       8,165
     Service fees and other..................         4,624       (39.0)%       2,819
                                                     ------       -------      ------
     Total revenues..........................        23,964       (34.1)%      15,782
                                                     ------       -------      ------

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

     Total revenues for the three months ended June 30, 2004 were $15.8 million, a decrease of $8.2 million, or 34.1%, from the three months ended June 30, 2003. The decrease was primarily due to a decrease of $5.1 million, or 61.4%, in income on financing leases and loans, $1.8 million or 39.0% in service fees and other income, and $771,000, or 33.0% in service contract income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company's portfolio of leases, rentals and service contracts. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002, as a result of its Lenders not renewing the revolving credit facility on September 30, 2002. Revenues are expected to continue to decline so long as the Company is not originating new contracts.

     Selling, General and Administrative

                                                        For the three months ended
                                                                 June 30,
                                                       2003        Change        2004
                                                     ---------    ---------     -------
                                                               (in thousands)
     Selling, general and administrative.....         8,709        (21.4)%       6,845
     As a percent of revenue.................          36.3%                      43.4%

     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, information systems and communications. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company's portfolio of leases and rental contracts. SG&A expenses decreased by $1.9 million, or 21.4%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. The decrease was primarily driven by a reduction in personnel related expenses of approximately $711,000, as management reduced headcount from 159 to 120, $412,000 in sales program expense, $536,000 in professional and legal fees and $123,000 reduction in rent expense. The expense reductions were achieved as management continued to align the Company's infrastructure with the current business conditions.

     Provision for Credit Losses

                                                        For the three months ended
                                                                 June 30,
                                                       2003        Change        2004
                                                     ---------    ---------     -------
                                                                 (thousands)

     Provision for credit losses.............        15,249        (7.0)%      14,181
     As a percent of revenue.................          63.6%                     89.9%


     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company's provision for credit losses decreased by $1.1 million, or 7.0%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, while net charge-offs decreased 12.0% to $19.7 million. The provision was based on the Company's historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.

     Depreciation and Amortization

                                                        For the three months ended
                                                                 June 30,
                                                       2003        Change        2004
                                                     ---------    ---------     -------
                                                                 (thousands)
     Depreciation and amortization...........         4,087        (3.7)%       3,936
     As a percent of revenue.................          17.1%                     24.9%


     Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company's investment in service contracts. The Company's investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. Rental equipment is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Service contracts are recorded at cost and amortized over 84 months. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the asset and any resulting charge is made to depreciation and amortization expense. Depreciation and amortization decreased by $151,000, or 3.7%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003.

     Interest Expense

                                                        For the three months ended
                                                                 June 30,
                                                       2003        Change        2004
                                                     ---------    ---------     -------
                                                               (in thousands)
     Interest................................         2,145       (71.5)%         611
     As a percent of revenue.................           9.0%                      3.9%


     The Company pays interest on borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations. Interest expense decreased by $1.5 million, or 71.5%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. This decrease resulted primarily from the Company's decreased level of borrowings. During the three months ended June 30, 2004, the Company repaid the amounts borrowed through its on-balance sheet securitization in full. At June 30, 2004, the Company had notes payable of $26.2 million (including $26.1 million of borrowings on the senior credit facility, $250,000 of term notes, net of a discount of $100,000 for the warrants issued June 2003) , compared to $110.1 million at June 30, 2003.

     Other Operating Data

     Dealer fundings were $25,000 for the three months ended June 30, 2004, a decrease of $207,000, or 89.2%, compared to the three months ended June 30, 2003. The Company was able to fund a very limited number of new contracts using its own free cash flow, however, the amount and timing of the new originations is restricted by the amount of available cash and the terms of the Company's banking agreements. The long term bank agreement entered into on April 14, 2003 place further restriction on the Company's ability to originate new contracts. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $218.3 million for the year ended December 31, 2003 to $147.3 million in June 2004. Net cash provided by operating activities decreased by $17.7 million, or 56.0%, to $13.9 million during the three months ended June 30, 2004.

Six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Results of Operations

                                                         For the six months ended
                                                                 June 30,
                                                      2003        Change        2004
                                                    -------      --------     -------
                                                              (in thousands)
     Income on financing leases and loans....       $18,199       (59.3)%     $ 7,402
     Income on service contracts ............         4,586       (28.2)%       3,294
     Rental income...........................        17,175        (3.2)%      16,629
     Service fees and other..................         9,575       (32.5)%       6,465
                                                    -------      -------      -------
     Total revenues..........................        49,535       (31.8)%      33,790
                                                    -------      -------      -------

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

     Total revenues for the six months ended June 30, 2004 were $33.8 million, a decrease of $15.7 million, or 31.8%, from the six months ended June 30, 2003. The decrease was primarily due to a decrease of $10.8 million, or 59.3%, in income on financing leases and loans, $3.1 million or 32.5% in service fees and other income, and $1.3 million, or 28.2% in service contract income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company's portfolio of leases, rentals and service contracts. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002, as a result of its Lenders not renewing the revolving credit facility on September 30, 2002. Revenues are expected to continue to decline so long as the Company is not originating new contracts.

     Selling, General and Administrative

                                                         For the six months ended
                                                                 June 30,
                                                       2003         Change        2004
                                                     ---------    ---------     -------
                                                                (in thousands)
     Selling, general and administrative.....        17,841       (20.8)%       14,124
     As a percent of revenue.................          36.0%                      41.8%


     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, information systems and communications. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company's portfolio of leases and rental contracts. SG&A expenses decreased by $3.7 million, or 20.8%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The decrease was primarily driven by a reduction in personnel related expenses of approximately $1.7 million, as management reduced headcount from 159 to 120, $820,000 in sales program expense, $787,000 in rent expense and $504,000 in legal service expense. The expense reductions were achieved as management continued to align the Company's infrastructure with the current business conditions.

     Provision for Credit Losses

                                                         For the six months ended
                                                                 June 30,
                                                       2003        Change        2004
                                                     --------     --------      ------
                                                                 (thousands)

     Provision for credit losses.............        26,048         5.9%        27,590
     As a percent of revenue.................          52.6%                      81.7%


     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company's provision for credit losses increased by $1.5 million, or 5.9%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, while net charge-offs increased 8.8% to $39.3 million. The provision was based on the Company's historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.

     Depreciation and Amortization


                                                         For the six months ended
                                                                 June 30,
                                                       2003        Change        2004
                                                     --------     --------      ------
                                                                (thousands)
     Depreciation and amortization...........         8,357        (1.5)%       8,230
     As a percent of revenue.................          16.9%                     24.4%



     Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company's investment in service contracts. The Company's investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. Rental equipment is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Service contracts are recorded at cost and amortized over 84 months. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the asset and any resulting charge is made to depreciation and amortization expense. Depreciation and amortization decreased by $127,000, or 1.5%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003.

     Interest Expense

                                                         For the six months ended
                                                                 June 30,
                                                       2003        Change        2004
                                                     --------     --------      ------
                                                               (in thousands)
     Interest................................         4,774       (69.5)%       1,457
     As a percent of revenue.................           9.6%                      4.3%


     The Company pays interest on borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations. Interest expense decreased by $3.3 million, or 69.5%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. This decrease resulted primarily from the Company's decreased level of borrowings. At June 30, 2004, the Company had notes payable of $26.2 million (including $26.1 million of borrowings on the senior credit facility, $250,000 of term notes, net of a discount of $100,000 for the warrants issued June 2003), compared to $110.1 million at June 30, 2003.

     Other Operating Data

     Dealer fundings were $66,000 for the six months ended June 30, 2004, a decrease of $1.3 million, or 95.3%, compared to the six months ended June 30, 2003. The Company was able to fund a very limited number of new contracts using its own free cash flow, however, the amount and timing of the new originations is restricted by the amount of available cash and the terms of the Company's banking agreements. The long term bank agreement entered into on April 14, 2003 place further restriction on the Company's ability to originate new contracts. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $218.3 million for the year ended December 31, 2003 to $147.3 million in June 2004. Net cash provided by operating activities decreased by $26.3 million, or 45.9%, to $31.0 million during the six months ended June 30, 2004.

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

Exposure to Credit Losses

     The following table sets forth certain information as of December 31, 2002 and 2003 and June 30, 2004 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                                               As of              As of
                                                            December 31,         June 30,
                                                        ---------------------    --------
                                                          2002         2003        2004
                                                        --------     --------    --------

Cumulative amounts billed ( in thousands)               $600,637     $478,791    $382,635
31-60 days past due                                          1.0%         1.1%        0.7%
61-90 days past due                                          1.0%         0.8%        0.7%
Over 90 days past due                                       22.9%        17.9%       16.3%
                                                        --------     --------    --------
   Total past due                                           24.9%        19.8%       17.7%
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

     The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. On August 22, 2000, the Company entered into a $192 million credit facility with nine banks, expiring on September 30, 2002. As of September 30, 2002, the credit facility failed to renew and the Company began paying down the outstanding balance. As a result of the failure to renew, the Company was forced to suspend essentially all new contract originations until a new source of financing was obtained or at such time that the senior credit facility has been paid in full. At December 31, 2002, the Company was in default of certain of its debt covenants in its credit facility. The covenants that were in default with respect to the credit facility, require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the

Company entered into a long-term agreement with its lenders. This long-term agreement waives the defaults described above, and in consideration for this waiver, requires the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. Based on the amortization schedule in the new agreement, as subsequently amended in June and November 2003, as of June 30, 2004, the Company is obligated to repay $26.1 million, representing the remaining balance outstanding at June 30, 2004, plus applicable interest, over the next twelve months.

     The Company, through its wholly owned subsidiary, Leasecomm Corporation, periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose entities. The assets of such special purpose entities and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, MicroFinancial Incorporated, or other affiliates. However, the special purpose entities to which such assets are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment. The amounts borrowed under the securitization were fully repaid as of June 30, 2004.

     MicroFinancial has taken certain steps in an effort to improve its financial position. In June 2004, MicroFinancial secured a $10 million credit facility that will enable the Company to immediately resume microticket contract originations. The new facility is comprised of a one-year line of credit, whereby it may borrow a maximum of $8.0 million based on qualified lease receivables, and a $2 million three-year subordinated note. According to the agreements, outstanding borrowings under the revolving line of credit bear interest at 15.6% and outstanding borrowings under the subordinated note bear interest at 13.0%. In conjunction with raising new capital, the Company has also inaugurated a new wholly owned operating subsidiary, TimePayment Corp. LLC. In addition, Management is continuing to actively consider various financing, restructuring and strategic alternatives as well as working closely with the Company's lenders to ensure continued compliance with the terms of the existing senior credit facility. The failure or inability of MicroFinancial to successfully carry out these plans could ultimately have a material adverse effect on the Company's financial position and its ability to meet its obligations when due. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Provided that the Company continues to comply with the terms of the long term bank agreement, the Company believes that cash flows from its existing portfolio will be sufficient to fund the Company's operations for the foreseeable future. In addition, with the $10.0 million credit facility secured by the Company's new wholly owned operating subsidiary, TimePayment Corp. LLC the Company is able to resume origination activity. Management is continuing to seek a larger, more permanent line of credit under more favorable terms.


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

     At June 30, 2004, the repayment schedules for outstanding long term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:

For the period ended              Long-Term    Operating    Capital
   December 31,                       Debt       Leases      Leases      Total
--------------------              ---------    ---------    -------     --------

       2004                       $ 27,009        $292         $66      $27,367
       2005                          1,244         585          55        1,884
       2006                          2,370          --          --        2,370
       2007                             --          --          --           --
       2008                             --          --          --           --
       2009                             --          --          --           --
 Thereafter                             --          --          --           --
                                  --------       -----       -----     --------
        Total                     $ 30,623       $ 877       $ 121     $ 31,621
                                  ========       =====       =====     ========


Note on Forward-Looking Information

     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including but not limited to: the Company's need for additional financing in order to originate new leases and contracts; the Company's dependence on point-of-sale authorization systems and expansion into new markets; the Company's significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; change in regulatory environment; the Company's ability to continue to reduce its debt with the lenders under its senior credit facility and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect the management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see the risks factors described in the Company's Form S-1 Registration Statement and other documents filed from time to time with the Securities and Exchange Commission.

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

     Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the fixed repayment schedules of the Company's outstanding debt, the Company is limited in its ability to manage the blend of fixed and variable rate interest obligations. As of June 30, 2004, the Company's outstanding fixed-rate indebtedness outstanding under the Company's securitizations and subordinated debt represented 16.1% of the Company's total outstanding indebtedness.


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

     A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. The Company does not expect to receive any amount as a result of its claim. The Company's case against Premier and DelPiano was tried in November 2003 and was decided by the Court in March, 2004. The Court entered a judgment for the Company against Premier and DelPiano, jointly and severally, on all of the Company's counts, including fraud and violation of Massachusetts General Laws, Chapter 93A, and dismissing with prejudice all of Premier and DelPiano's claims and counterclaims. The Court awarded the Company Twenty Three Million Dollars ($23,000,000) in damages. Collection of this award is not assumed and therefore it is not reflected in the financial statements as of June 30, 2004. The case is now on appeal. All appellate briefs have been filed. Oral argument, if any, is scheduled in September, 2004.

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

     C. On August 22, 2002, Plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. On March 31, 2003 the trial court entered an Order denying the Company's Motion to Dismiss. An appeal of the Order was filed with the Alabama Supreme Court on May 12, 2003. On February 20, 2004, the Alabama Supreme Court overruled the Company's application for rehearing. On February 24, 2004, Plaintiff filed a First Amended Class Action Complaint in which Plaintiff added Electronic Commerce International ("ECI") as an additional party defendant. No new allegations were asserted against the Company in the Amended Complaint. On March 31, 2004 the Company filed an answer to the Amended Complaint denying the Plaintiff's allegations. The Company continues to deny any wrongdoing and plans to vigorously defend this claim. The Company has also filed an additional motion to enforce a forum selection clause, which, if successful, would cause this case to be dismissed with leave to re-file in Massachusetts. Galaxy Mall has filed a similar motion. These motions are scheduled to be heard in September 2004. Also, all discovery in this case has been halted, pending a discovery order to be entered into in connection with a schedule for class certification proceedings. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse affect

     D. In March 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserts claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint. The Court allowed the Company's motion to dismiss the Amended Complaint in March 2004. In May 2004, a purported class action on behalf of the same named plaintiffs and asserting the same claims was filed in Cambridge District Court. The Company has filed a Motion to Dismiss the Complaint, which is scheduled to be heard in August 2004. Because of the uncertainties in litigation, the Company can not predict whether the outcome will have a material adverse affect.

     E. On April 28, 2003, Plaintiff Wallace Dickey filed a purported class action against Leasecomm Corporation, Cardservice International, Inc., Linkpoint International, Inc., and Clear Commerce Corporation alleging that he lease-financed through Leasecomm the right to use certain computer software manufactured, distributed, and sold by the other defendants. The Plaintiff did not allege that Leasecomm failed to provide the lease financing contemplated by the Leasecomm lease. Instead, the Plaintiff alleged that the other defendants' software failed to operate as well as he believed it would. He sued for a declaration that would allow him to rescind his contract, to recover money paid in the course of the transaction, and to recover damages allegedly caused by unspecified deceptive trade practices. The Plaintiff asserted his claims "on behalf of himself and all others similarly situated." Leasecomm denied all of the Plaintiff's allegations. The defendants agreed to a proposed class action settlement with the Plaintiff and his counsel. The proposed settlement, if granted final approval by the Court, would apply to all Texas residents who lease-financed through Leasecomm the same software rights that the Plaintiff lease-financed. The Court preliminarily approved certification of the Texas class for settlement purposes only, and the parties have distributed notice to all class members in accordance with the Court's instructions. Once the notice period expires, the parties will seek final Court approval of the class action settlement. The proposed class action settlement cannot become final without Court approval. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse affect.

     F. On April 29, 2003, Leasecomm was served with a Complaint filed in the Orange County Superior Court for the State of California. In that Complaint, Maria J. Smith purports to bring a claim against Leasecomm and two other defendants (Galaxy Mall, Inc. and Electronic Commerce International, Inc.) for unfair business practices and competition under California Business and Professions Code section 17200 et seq. The essence of the claim is that Smith and others who are similarly situated were defrauded in connection with their acquisition of certain licenses that were financed by Leasecomm. In May 2003, Leasecomm filed a motion to stay the action in favor of a Massachusetts forum based on a forum selection clause contained in plaintiff's lease agreement with Leasecomm. After filing the motion, Leasecomm entered into settlement negotiations with plaintiff's counsel to explore the possibility of resolving the matter on a class wide basis without the need for further litigation (meaning the settlement would, if accepted, apply not only to the named plaintiff but to others similarly situated). The parties have signed a stipulation setting forth the terms of their agreement and the Court has preliminarily approved the settlement, approved the form of notice to class members and has set a final approval hearing for October 15, 2004. The settlement must receive final approval to become effective. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse affect.

     G. In October 2003, the Company was served with a purported class action complaint which was filed in the United States District Court for the District of Massachusetts alleging violations of federal securities law. The purported class would consist of all persons who purchased Company securities between February 5, 1999 and October 30, 2002. The Complaint asserts that during this period the Company made a series of materially false or misleading statements about the Company's business, prospects and operations, including with respect to certain lease provisions, the Company's course of dealings with its vendor/dealers, and the Company's reserves for credit losses. In April 2004, an Amended Class Action Complaint was filed which added additional defendants and expanded upon the prior allegations with respect to the Company. No motion or answer has been filed in response to the Complaint. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.

     H. In February 2004, a purported class action was filed in Superior Court in Massachusetts against Leasecomm, a dealer, and a party purportedly related to the dealer. The class sought to be certified is a nationwide class who signed lease agreements identical to, or substantially similar to, the plaintiff's lease agreement with Leasecomm, and covering the same product. The Complaint asserts claims for declaratory judgment, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A,
Section 11. The claims concern the validity, enforceability, and alleged unconscionability of the lease of a product which enabled a merchant to process credit card payments. The Complaint seeks rescission of lease agreements with Leasecomm, restitution, multiple damages and attorneys fees under Chapter 93A, and injunctive relief. The Company has filed a Motion to Dismiss the Complaint. Because of the uncertainties inherent in litigation the Company cannot predict whether the outcome will have a material adverse effect.

     I. In February 2003, Leasecomm received a Civil Investigative Demand ("CID") from the Office of the Attorney General, State of Washington, to which it has responded. The CID concerns an investigation of monitoring agreements between Priority One, Inc. and various State of Washington consumers, as to which Leasecomm appears to be the assignee of the right to receive monthly payments and monitoring agreements between former Priority One, Inc. customers and security monitoring companies. Since the investigation is in process, and no legal action has been commenced against Leasecomm, the Company can not predict whether the outcome will have a material adverse affect.

     J. On June 21, 2004, Leasecomm was named as defendant in a punitive class action complaint filed in the Los Angeles County Superior Court for the State of California. In that Complaint, styled as Margarita Hinojosa, et al. v. Leasecomm Corporation, case no. BC317371, plaintiffs purport to bring claims against Leasecomm on behalf of themselves and others similarly situated for fraud, unfair business practices under California Business & Professions Code section 17200 et seq., false advertising under California Business & Professions Code section 17500 et seq. and violations of various California consumer protection statutes. The essence of the claim is that plaintiffs and others who are similarly situated were defrauded in connection with their acquisition of credit card swipe machines that were financed by Leasecomm and which plaintiffs claim they intended to use to add value to telephone calling cards that could be used for their personal use or resale to others. During negotiations with plaintiffs' counsel prior to the filing of the Complaint, Leasecomm reached a proposed class action settlement of all claims. Immediately following the filing of the Complaint, plaintiffs filed a motion for preliminary approval of the proposed class action settlement, certification of a settlement class, approval of class notice and the setting of a final approval hearing. The settlement will require final Court approval to become effective. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse affect.

ITEM 2 RECENT SALES OF UNREGISTERED SECURITIES

     (c) On June 10, 2004, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $6.00 per share and expiring on June 10, 2007. The warrants were issued to the lender in the Company's new $8.0 million credit line. The exemption from registration relied on by the Company was Section 4(2) of the Securities Act of 1933. All investors were accredited investors and the offering otherwise met the requirements of Regulation D under the Securities Act.

     On June 10, 2004, the Company issued warrants to purchase In connection with the issuance of the above subordinated note, the Company issued warrants to purchase 110,657 shares of the Company's common stock at an exercise price of $2.00 per share and 191,685 shares of the Company's common stock at an exercise price of $2.91 per share, both expiring on June 10, 2007. In the event the lender does not make the second of two installments of the subordinated note available to TimePayment Corp LLC, the warrants to purchase 27,664 shares of the Company's common stock at an exercise price of $2.00 per share and 47,939 shares of the Company's common stock at an exercise price of $2.91 per share will be automatically cancelled. The warrants were issued to the lender in the Company's new $2.0 million subordinated note agreement. The exemption from registration relied on by the Company was Section 4(2) of the Securities Act of 1933. All investors were accredited investors and the offering otherwise met the requirements of Regulation D under the Securities Act.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits index

       10.1 Credit Agreement dated as of June 10, 2004, by and between TimePayment Corp. LLC and Acorn Capital Group, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 15, 2004)

       10.2 Note dated June 10, 2004 to Acorn Capital Group, LLC by TimePayment Corp. LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on June 15, 2004)

       10.3 Conditional Guaranty dated June 10, 2004, by MicroFinancial Incorporated and Leasecomm Corporation in favor of Acorn Capital Group, LLC (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on June 15, 2004)

       10.4 Pledge and Security Agreement dated June 10, 2004 by TimePayment Corp. LLC in favor of Acorn Capital Group, LLC (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on June 15, 2004)

       10.5 Conditional Pledge and Security Agreement dated June 10, 2004 by MicroFinancial Incorporated and Leasecomm Corporation in favor of Acorn Capital Group, LLC (incorporated by reference to Exhibit
              10.5 of the Registrant's Form 8-K filed on June 15, 2004)

       10.6 Note Purchase Agreement dated as of June 10, 2004, by and between TimePayment Corp. LLC and Ampac Capital Solutions, LLC (incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K filed on June 15, 2004)

       10.7 Subordinated Promissory Note dated June 10, 2004, to Ampac Capital Solutions, LLC by TimePayment Corp. LLC (incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K filed on June 15,
              2004)

       10.8 Subordinated Conditional Guaranty dated June 10, 2004, by MicroFinancial Incorporated in favor of Ampac Capital Solutions, LLC (incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K filed on June 15, 2004)

       10.9 Warrant Certificate to purchase 100,000 shares of Common Stock, dated June 10, 2004 issued to Acorn Capital Group, LLC by MicroFinancial Incorporated (incorporated by reference to Exhibit
              10.9 of the Registrant's Form 8-K filed on June 15, 2004)

       10.10 Warrant Certificate to purchase up to 191,685 shares of Common Stock, dated June 10, 2004 issued to Ampac Capital Solutions, LLC by MicroFinancial Incorporated (incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K filed on June 15, 2004)

       10.11 Warrant Certificate to purchase up to 110,657 shares of Common Stock, dated June 10, 2004 issued to Ampac Capital Solutions, LLC by MicroFinancial Incorporated (incorporated by reference to Exhibit 10.11 of the Registrant's Form 8-K filed on June 15, 2004)

       10.12 Registration Rights Agreement dated June 10, 2004 by and among MicroFinancial Incorporated, Acorn Capital Group, LLC and Ampac Capital Solutions, LLC (incorporated by reference to Exhibit 10.12 of the Registrant's Form 8-K filed on June 15, 2004)

       31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1*  Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2*  Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


----------
*  Filed herewith


(b)    Reports on Form 8-K

       A form 8-K was furnished on April 29, 2004, to announce the results for the first quarter ended March 31, 2004.

       A form 8-K was filed on May 28, 2004, to announce the change in MicroFinancial's Certifying Accountants.

       A form 8-K was furnished on June 4, 2004, to announce that the Company continues to reduce its outstanding debt obligations.

       A form 8-K was filed on June 15, 2004 to announce that on June 10, 2004, TimePayment Corp. LLC, a wholly-owned subsidiary of the Company, signed a $8 million credit agreement with Acorn Capital Group, LLC and a $2 million note purchase agreement with Ampac Capital Solutions, LLC.

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

Date: August 13, 2004