Form 10-Q
period 2004-09-30
MICROFINANCIAL INC
filed 2004-11-15
CIK 827230

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2004

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

Act). [ ] Yes [X] No

As of November 1, 2004, 13,183,916 shares of the registrant's common stock, $0.01 par value, were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS

                                                                                                   Page
Part I                                    FINANCIAL INFORMATION

         Item 1          Financial Statements (unaudited):
                             Condensed Consolidated Balance Sheets
                                December 31, 2003 and September 30, 2004                             3
                             Condensed Consolidated Statements of Operations
                               Three and nine months ended September 30, 2003 and 2004               4
                             Condensed Consolidated Statements of Cash Flows
                                Nine months ended September 30, 2003 and 2004                        5
                             Notes to Condensed Consolidated Financial Statements                    7

         Item 2          Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                    14

         Item 3          Quantitative and Qualitative Disclosures about Market Risk                 24

         Item 4          Controls and Procedures                                                    24

Part II                  OTHER INFORMATION

         Item 1          Legal Proceedings                                                          25

         Item 2          Recent Sales of Unregistered Securities                                    28

         Item 6          Exhibits and Reports on Form 8-K                                           29

Signatures                                                                                          31

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                December 31,     September 30,
                                                                                -------------    -------------
                                                                                    2003             2004
                                                                                -------------    -------------
                                                    ASSETS
Cash and cash equivalents                                                       $       6,533    $       6,251
Net investment in leases:
     Receivables due in installments                                            $     175,788    $      86,563
     Estimated residual value                                                          19,110           11,038
     Initial direct costs                                                               1,804              656
     Less:
        Advance lease payments and deposits                                               (37)             (27)
        Unearned income                                                               (23,729)          (8,813)
        Allowance for credit losses                                                   (43,011)         (23,709)
                                                                                -------------    -------------
Net investment in leases:                                                             129,925           65,709
Investment in service contracts, net                                                    8,844            5,725
Investment in rental contracts, net                                                     3,758            2,099
Restricted cash                                                                         2,376                -
Property and equipment, net                                                             2,086            1,131
Other assets                                                                            2,892            3,456
Deferred income taxes                                                                       -            2,100
                                                                                -------------    -------------
          Total assets                                                          $     156,414    $      86,471
                                                                                =============    =============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                   $      58,843    $      11,433
Subordinated notes payable                                                              3,262            4,396
Capitalized lease obligations                                                             209               81
Accounts payable                                                                        3,186            3,382
Other liabilities                                                                       4,104            2,078
Income taxes payable                                                                    7,789            7,809
Deferred income taxes payable                                                           7,755                -
                                                                                -------------    -------------
          Total liabilities
                                                                                       85,148           29,177
                                                                                -------------    -------------
Stockholders' equity:

     Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
        issued at December 31, 2003 and September 30, 2004                                  -                -

     Common stock, $.01 par value; 25,000,000 shares authorized;
        13,410,646 shares issued at December 31, 2003 and September 30, 2004              134              134
     Additional paid-in capital                                                        44,245           45,026
     Retained earnings                                                                 29,402           14,622
     Treasury stock, at cost (234,230 and 226,730 shares at December 31, 2003
       and September 30, 2004, respectively)                                           (2,515)          (2,434)
     Unearned compensation                                                                  -              (55)
                                                                                -------------    -------------
          Total stockholders' equity                                                   71,266           57,293
                                                                                -------------    -------------
          Total liabilities and stockholders' equity                            $     156,414    $      86,471
                                                                                =============    =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (Unaudited)

                                                   For the three months ended      For the nine months ended
                                                         September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                      2003            2004            2003            2004
                                                  ------------    ------------    ------------    ------------
Revenues:
      Income on financing leases and loans        $      7,173    $      2,560    $     25,372    $      9,962
      Rental income                                      8,589           7,548          25,763          24,177
      Income on service contracts                        2,067           1,376           6,653           4,671
      Loss and damage waiver fees                        1,365             961           4,271           3,127
      Service fees and other                             2,863           1,780           9,533           6,078
                                                  ------------    ------------    ------------    ------------
               Total revenues                           22,057          14,225          71,592          48,015
                                                  ------------    ------------    ------------    ------------
Expenses:
      Selling, general and administrative                7,837           7,235          25,677          21,359
      Provision for credit losses                       13,852          10,295          39,900          37,885
      Depreciation and amortization                      4,106           3,161          12,463          11,391
      Interest                                           1,589             559           6,364           2,016
                                                  ------------    ------------    ------------    ------------
               Total expenses                           27,384          21,250          84,404          72,651
                                                  ------------    ------------    ------------    ------------
Net loss before benefit for income taxes                (5,327)         (7,025)        (12,812)        (24,636)
Benefit for income taxes                                (2,131)         (2,810)         (5,125)         (9,856)
                                                  ------------    ------------    ------------    ------------
Net loss                                          ($     3,196)   ($     4,215)   ($     7,687)   ($    14,780)
                                                  ============    ============    ============    ============
Net loss per common share - basic and diluted     ($      0.25)   ($      0.32)   ($      0.59)   ($      1.12)
                                                  ============    ============    ============    ============
Weighted-average shares used to compute:
           Basic and diluted net loss per share     12,999,035      13,183,916      12,999,035      13,182,050
                                                  ------------    ------------    ------------    ------------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        For the nine months ended
                                                              September 30,
                                                        --------------------------
                                                           2003           2004
                                                        -----------    -----------
Cash flows from operating activities:
     Cash received from customers                       $   107,575    $    67,561
     Cash paid to suppliers and employees                   (31,125)       (21,698)
     Cash received for income taxes                           9,264             20
     Interest paid                                           (7,632)        (2,168)
     Interest received                                           98             14
                                                        -----------    -----------
          Net cash provided by operating activities          78,180         43,729
                                                        -----------    -----------
Cash flows from investing activities:

     Investment in lease contracts                           (2,159)          (329)
     Investment in inventory                                   (103)           (89)
     Investment in direct costs                                (137)             -
     Investment in fixed assets                                (205)           (76)
                                                        -----------    -----------
          Net cash used in investing activities              (2,600)          (494)
                                                        -----------    -----------
Cash flows from financing activities:
     Proceeds from secured debt                                   -         11,322
     Repayment of secured debt                              (83,361)       (58,593)
     Repayment of short term demand notes payable               (30)             -
     Proceeds from issuance of subordinated debt                  -          1,500
     Decrease in restricted cash                              9,785          2,376
     Repayment of capital leases                               (186)          (122)
                                                        -----------    -----------
          Net cash used in financing activities             (73,792)       (43,517)
                                                        -----------    -----------
Net increase (decrease) in cash and cash equivalents:         1,788           (282)
Cash and cash equivalents, beginning of period                5,494          6,533
                                                        -----------    -----------
Cash and cash equivalents, end of period                $     7,282    $     6,251
                                                        ===========    ===========

                          (continued on following page)

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              For the nine months ended
                                                                    September 30,
                                                                 2003           2004
                                                              -----------    -----------
Reconciliation of net loss to net cash provided
      by operating activities:
Net loss                                                      ($    7,687)   ($   14,780)
Adjustments to reconcile net loss to
     cash provided by operating activities:
     Amortization of unearned income, net of initial direct       (25,372)        (9,962)
     costs
     Depreciation and amortization                                 12,463         11,391
     Provision for credit losses                                   39,900         37,885
     Amortization of unearned compensation                              -             24
     Recovery of equipment cost and residual value                 75,283         31,114
Change in assets and liabilities:
     Decrease (increase) in current taxes payable                     448             20
     Increase (decrease) in current taxes receivable               (8,652)             -
     Decrease (increase) in deferred income taxes                  (5,125)        (9,856)
     Increase (decrease) in other assets                           (1,892)          (565)
     Increase (decrease) in accounts payable                         (952)           195
     Decrease in other liabilities                                   (234)        (1,737)
                                                              -----------    -----------
          Net cash provided by operating activities           $    78,180    $    43,729
                                                              ===========    ===========
Supplemental disclosure of non-cash activities:
     Fair market value of warrants issued                     $        77    $       784

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

      MicroFinancial incurred net losses of $22.1 million and $15.7 million for the years ended December 31, 2002 and 2003, respectively. The net losses incurred by the Company during the third and fourth quarters of 2002 caused the Company to be in default under certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company's credit facility failed to renew and consequently, the Company was forced to suspend substantially all new origination activity as of October 11, 2002. MicroFinancial has taken certain steps in an effort to improve its financial position. In June 2004, MicroFinancial secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note, that enabled the Company to resume microticket contract originations. In conjunction with raising new capital, the Company also inaugurated a new wholly owned operating subsidiary, TimePayment Corp. LLC. On September 29, 2004, MicroFinancial secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the previous one year, $8 million line of credit obtained in June 2004 under more favorable terms and conditions including, but not limited to, pricing at prime plus 1.5% or LIBOR plus 4%. In addition, it retired the existing outstanding debt with the former bank group.

      Management has also continued to take steps to reduce overhead, including a reduction in headcount from 203 at December 31, 2002 to 136 at December 31, 2003. During the nine months ended September 30, 2004, the employee headcount was further reduced to 102 in a continued effort to maintain an infrastructure that is aligned with current business conditions.

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

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(B) Summary of Significant Accounting Policies:

Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004.

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

      The following table sets forth the Company's allowance for credit losses as of December 31, 2003 and September 30, 2004 and the related provision, charge-offs and recoveries for the nine months ended September 30, 2004.

Balance of allowance for credit losses at December 31, 2003             $  43,011
                                                                        ---------
Provision for credit losses                                                37,885
Charge-offs                                                   (61,480)
Recoveries                                                      4,293
                                                              -------
 Charge-offs, net of recoveries                                           (57,187)
                                                                        ---------
Balance of allowance for credit losses at September 30, 2004            $  23,709
                                                                        =========
Net Income (Loss) Per Share:

      Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. All stock options, common stock warrants, and unvested restricted stock were excluded from the computation of diluted net income (loss) per share for the three and nine month periods ended September 30, 2003 and September 30, 2004, because their inclusion would have had an antidilutive effect on net income (loss) per share. At September 30, 2003, 1,675,000 options, and 268,199 warrants, were excluded from the computation of diluted net income (loss)

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

per share. At September 30, 2004, 1,675,000 options, 663,035 warrants, and 17,500 shares of restricted stock were excluded from the computation of diluted net income (loss) per share.

                                                For three months ended          For nine months ended
                                                    September 30,                   September 30,
                                             ----------------------------    ----------------------------
                                                 2003            2004            2003            2004
                                             ------------    ------------    ------------    ------------
Net income (loss)                            ($     3,196)   ($     4,215)   ($     7,687)   ($    14,780)
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net income (loss) per common share     12,999,035      13,183,916      12,999,035      13,182,050
   Dilutive effect of common stock
     options                                            -               -               -               -
                                             ------------    ------------    ------------    ------------
Shares used in computation of net
   income (loss) per common share -
   assuming dilution                           12,999,035      13,183,916      12,999,035      13,182,050
                                             ------------    ------------    ------------    ------------
Net income (loss) per common share -
   basic and diluted                         ($      0.25)   ($      0.32)   ($      0.59)   ($      1.12)
                                             ============    ============    ============    ============

Stock Options

      Under the 1998 Equity Incentive Plan (the "1998 Plan") which was adopted on July 9, 1998 the Company had reserved 4,120,380 shares of the Company's common stock for issuance pursuant to the 1998 Plan. No options were granted during the nine months ended September 30, 2004. A total of 1,675,000 options were outstanding at September 30, 2004 of which 1,148,000 were vested.

      On February 4, 2004, one non-employee director was granted 25,000 shares of restricted stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized and unearned compensation on the balance sheet is reduced. As of September 30, 2004, 7,500 shares were fully vested, and $24,000 had been amortized from unearned compensation to compensation expense.

Stock-based Employee Compensation

      The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The current period amortization of unearned compensation expense relating to the restricted stock awards is reflected in net income (loss). No other stock-based employee compensation cost is reflected in net income (loss), as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in variable compensation costs had an exercise price greater than the fair market value of the underlying common stock on September 30, 2004. The Company follows the disclosure only requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that compensation under a fair value method be determined using the Black-Scholes option-pricing model and disclosed in a pro forma effect on earnings and earnings per share. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      For the three months ended    For the nine months ended
                                                            September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                         2003           2004           2003           2004
                                                      -----------    -----------    -----------    -----------
Net income (loss), as reported                        ($    3,196)   ($    4,215)   ($    7,687)   ($   14,780)
Add:  Stock-based employee compensation
  expense included in reported net income
                                                               94              4            256             24
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards                                            (418)          (198)        (1,252)          (679)
                                                      -----------    -----------    -----------    -----------
Pro forma net income (loss)                           ($    3,520)   ($    4,409)   ($    8,683)   ($   15,435)
                                                      ===========    ===========    ===========    ===========
Earnings (loss) per share:
As reported - basic and diluted                       ($     0.25)   ($     0.32)   ($     0.59)   ($     1.12)
                                                      ===========    ===========    ===========    ===========
Proforma - basic and diluted                          ($     0.27)   ($     0.33)   ($     0.67)   ($     1.17)
                                                      ===========    ===========    ===========    ===========

      There were no options granted during the nine months ended September 30, 2004. The fair value of option grants for options granted during the nine months ended September 30, 2003 was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions.

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

Notes Payable:

      The Company had borrowings outstanding under its respective credit facilities, securitization, and long-term debt agreements with the following terms:

                                                                    Amounts outstanding as of
                                                  -------------------------------------------------------------
                                  Interest        December 31,      March 31,       June 30,      September 30,
    (dollars in thousands)           Rate             2003            2004            2004            2004
                                 -------------    -------------   -------------   -------------   -------------
Credit facility - old            prime +   2.0%   $      55,346   $      40,512   $      26,108   $           -
Interim line of credit                   15.60%               -               -               -               -
Credit facility - CIT             prime + 1.5%                -               -               -          11,322
MFI I term note securitization            5.58%           3,247             692               -               -
Term notes                                7.50%             250             250             250             250
Subordinated notes                  7.0%-13.0%            3,262           3,262           4,762           4,762
                                                  -------------   -------------   -------------   -------------
                                                  $      62,105   $      44,716   $      31,120   $      16,334
                                                  =============   =============   =============   =============

      On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group ("CIT"), whereby it may borrow a maximum of $30.0 million based

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. The prime rates at December 31, 2003, and September 30, 2004 were 4.00% and 4.75% respectively. The 90-day LIBOR rate at September 30, 2004 was 2.02%.

      In connection with the issuance of the above line of credit, the Company issued warrants to CIT to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $0.825 per share and expiring on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on notes payable. The resulting notes payable discount was $139,000, which is being amortized to interest expense under the interest method.

      Borrowings on the above senior secured revolving line of credit were used to pay off the Company's existing lending syndicate in full, and replaced the $8.0 million line of credit secured in June 2004, both of which are discussed further below. Outstanding borrowings are collateralized by eligible lease contracts pledged specifically to CIT. In addition, the Company granted CIT a security interest in all of the assets of the Company to further collateralize the outstanding borrowings.

      Prior to obtaining the $30.0 million secured line of credit discussed above, the Company had borrowings outstanding under a $192.0 senior credit facility with a group of financial institutions (the lending syndicate), which had failed to renew as of September 30, 2002. While cash flows from its portfolio and other fees had been sufficient to repay amounts borrowed under the senior credit facility, securitizations and subordinated debt, in October 2002, the Company was forced to suspend virtually all new contract originations until a new source of liquidity was obtained or until such time as the senior credit facility was paid in full.

      At December 31, 2002, the Company was in default of certain of its debt covenants in its senior credit facility. The covenants that were in default with respect to the senior credit facility required that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waived the defaults described above, and in consideration for this waiver, required the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. As of September 30, 2004, the loan under the senior credit facility had been fully repaid.

      Also, on April 14, 2003, the Company issued warrants to purchase an aggregate of 268,199 shares of the Company's common stock at an exercise price of $.825 per share. The warrants were issued to the nine lenders in the Company's lending syndicate in connection with the waiver of defaults and an extension of the Company's term loan. Due to the anti-dilutive rights contained in the warrant agreement, on June 10, 2004, an additional 2,207 warrants were issued to the nine lenders in the Company's lending syndicate and all of the warrants were re-priced to $.818 per share. This was a result of the issuance of warrants in connection with the $10.0 million credit facility discussed below. The warrants held by the nine lenders in the Company's lending syndicate became 50% exercisable as of June 30, 2004. Since all of the Company's obligations to the lenders were paid in full prior to September 30, 2004, the remaining 50% of the warrants were automatically cancelled pursuant to the term of the agreement. Unless the warrants are exercised, they will expire on September 30, 2014. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital. The resulting cost of the warrants was $77,000, which is being amortized to interest expense under the interest method. As of September 30, 2004, upon repayment of the debt in full, $77,000 had been accreted to interest expense and the resulting effective interest rate on the senior credit facility was prime plus 2.09%.

      On June 10, 2004, the Company, through its new subsidiary, TimePayment Corp LLC entered into a one year revolving line of credit whereby it could borrow a maximum of $8.0 million based upon qualified lease receivables. Simultaneously, TimePayment Corp LLC secured a commitment for a three year subordinated note for $2.0 million. As of September 30, 2004, the Company had $1.5 million outstanding under the subordinated note. According to the agreements, outstanding borrowings with respect to the revolving line of credit bear interest at 15.6% and outstanding borrowings with respect to the subordinated note bear interest at 13.0%. Upon the closing of the $30.0

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million senior secured revolving line of credit with CIT, the $8.0 million line of credit was terminated by the Company.

      In connection with the issuance of the above $8.0 million line of credit, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $6.00 per share and expiring on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on notes payable. The resulting discount was $117,000, which was being amortized to interest expense under the interest method. Since the $8.0 million line of credit was cancelled as of September 29, 2004, as of September 30, 2004, the entire discount had been accreted to interest expense.

      In connection with the issuance of the above subordinated note, the Company issued warrants to purchase 110,657 shares of the Company's common stock at an exercise price of $2.00 per share and 191,685 shares of the Company's common stock at an exercise price of $2.91 per share, both expiring on June 10, 2007. In the event the lender does not make the second of two installments of the subordinated note available to TimePayment Corp LLC, the warrants to purchase 27,664 shares of the Company's common stock at an exercise price of $2.00 per share and 47,939 shares of the Company's common stock at an exercise price of $2.91 per share will be automatically cancelled. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on subordinated notes payable. The resulting discount was $396,000, which is being amortized to interest expense under the interest method. As of September 30, 2004, $30,000 had been accreted to interest expense and the resulting effective interest rate on the subordinated note was the base rate plus 12.4%.

      MFI I issued three series of notes, the 2000-1 Notes, the 2000-2 Notes, and the 2001-3 Notes. In March 2000, MFI I issued the 2000-1 Notes in aggregate principal amount of $50,056,686. In December 2000, MFI I issued the 2000-2 Notes in aggregate principal amount of $50,561,633. In September 2001, MFI I issued the 2001-3 Notes in aggregate principal amount of $39,397,354. As of September 30, 2004, all of the notes issued by MFI I had been fully repaid.

      At December 31, 2003 and September 30, 2004, the Company also had other notes payable which totaled $250,000. These notes are term notes that carry an interest rate of 7.5% and are due in November 2004.

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

New Accounting Pronouncements:

      In July 2004, the FASB issued EITF Issue No. 04-8 ("EITF 04-14") "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF 04-8 includes new guidance for determining when the dilutive effect of contingently convertible debt investments ("Co-Cos") should be included in diluted earnings per share. The accounting guidance provided in EITF 04-8 is effective for reporting periods beginning after December 15, 2004. The Company does not expect the adoption of EITF 04-8 to have a material impact on its financial position or results of operations.

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

Commitments and Contingencies:

      Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

      The Company accepts lease applications on daily basis and as a result has a pipeline of applications that have been approved, where a lease has not been originated. The Company's commitment to lend, however, does not become binding until all of the steps in the lease origination process have been completed, including but not limited to, the receipt of a complete and accurate lease document and all required supporting information and successful verification with the lessee. Since the Company funds on the same day a lease is successfully verified, at any given time, the Company has no firm outstanding commitments to lend.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Results of Operations

                                            For the three months ended
                                                  September 30,
                                        2003         Change         2004
                                       -------   ---------------   -------
                                                 (in thousands)
Income on financing leases and loans   $ 7,173           (64.3)%   $ 2,560
Rental income ......................     8,589           (12.1)%     7,548
Income on service contracts ........     2,067           (33.4)%     1,376
Service fees, waiver fees and other      4,228           (35.2)%     2,741
                                       -------           -----     -------
Total revenues .....................    22,057           (35.5)%    14,225
                                       -------           -----     -------

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

      Total revenues for the three months ended September 30, 2004 were $14.2 million, a decrease of $7.8 million, or 35.5%, from the three months ended September 30, 2003. The decrease was primarily due to a decrease of $4.6 million, or 64.3%, in income on financing leases and loans, $1.5 million or 35.2% in service fees, loss and damage waiver fees and other income, $1.0 million, or 12.1% in rental income, and $691,000, or 33.4% in service contract income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company's portfolio of leases, rentals and service contracts. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations from October 2002 to June 2004, as a result of its Lenders not renewing the revolving credit facility on September 30, 2002. Revenues are expected to continue to decline so long as the Company is not originating new contracts.

      Selling, General and Administrative

                                             For the three months ended
                                                   September 30,
                                            2003        Change         2004
                                           -----   --------------     -----
                                                   (in thousands)
Selling, general and administrative.....   7,837            (7.7)%    7,235
As a percent of revenue.................    35.5%                      50.9%

      Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, information systems and communications. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company's portfolio of leases and rental contracts. SG&A expenses decreased by $602,000, or 7.7%, for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The decrease was primarily driven by a reduction in sales program expense approximately $524,000, $427,000 in personnel related expenses as management reduced headcount from 144 to 102, and $150,000 reduction in insurance expense. The expense reductions were achieved as management continued to align the Company's infrastructure with the current business conditions.

    Provision for Credit Losses

                                             For the three months ended
                                                   September 30,
                                            2003      Change        2004
                                           ------   ----------     ------
                                                    (thousands)
Provision for credit losses.............   13,852        (25.7)%   10,295
As a percent of revenue.................     62.8%                   72.4%

      The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company's provision for credit losses decreased by $3.6 million, or 25.7%, for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, while net charge-offs decreased 7.7% to $17.8 million. The provision was based on the Company's historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.

      Depreciation and Amortization

                                           For the three months ended
                                                  September 30,
                                             2003    Change       2004
                                            -----  ----------    -----
                                                   (thousands)
Depreciation - fixed assets .............     335       (48.1)%    174
Depreciation and amortization - contracts   3,771       (20.8)%  2,987
                                            -----       -----    -----
Total depreciation and amortization .....   4,106       (23.0)%  3,161
As a percent of revenue .................    18.6%                22.2%

      Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental contracts, and the amortization of the Company's investment in service contracts. The Company's investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. Rental equipment is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Service contracts are recorded at cost and amortized over 84 months. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the asset and any resulting charge is made to depreciation and amortization expense. Depreciation and amortization related to rental and service contracts decreased by $784,000, or 20.8%, for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The decrease in depreciation and amortization can be attributed to the decrease in the overall size of the Company's portfolio of leases, rentals and service contracts. Depreciation related to the Company's property plant and equipment decreased by $161,000, or 48.1%, for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.

      Interest Expense

                                              For the three months ended
                                                    September 30,
                                             2003      Change         2004
                                            -----   -------------     ----
                                                    (in thousands)
Interest................................    1,589            64.8)%    559
As a percent of revenue.................      7.2%                     3.9%

      The Company pays interest on borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations. Interest expense decreased by $1.0 million, or 64.8%, for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. This decrease resulted primarily from the Company's decreased level of borrowings. During the three months ended September 30, 2004, the Company repaid the amounts borrowed through its on-balance sheet securitization in full. At September 30, 2004, the Company had notes payable of $11.4 million (including $11.3 million of borrowings on the CIT credit facility, net of discounts of $139,000, and $250,000 of term notes), compared to $85.5 million at September 30, 2003.

      Other Operating Data

      Dealer fundings were $222,000 for the three months ended September 30, 2004, an increase of $75,000, or 51.0%, compared to the three months ended September 30, 2003. The Company was forced to suspend virtually all originations from October 2002 until June 2004 when the Company was able to secure a limited amount of new financing. During the third quarter of 2004, the Company focused its efforts on securing a larger, lower priced line of credit and restarting its origination business with a few select vendors. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment decreased from $218.3 million for the year ended December 31, 2003 to $114.9 million in September 30, 2004. Net cash provided by operating activities decreased by $8.1 million, or 39.1%, to $12.7 million during the three months ended September 30, 2004.

Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Results of Operations

                                             For the nine months ended
                                                   September 30,
                                        2003         Change           2004
                                       -------    -------------      -------
                                                  (in thousands)
Income on financing leases and loans   $25,372            (60.7)%    $ 9,962
Rental income ......................    25,763             (6.2)%     24,177
Income on service contracts ........     6,653            (29.8)%      4,671
Service fees, waiver fees and other     13,804            (33.3)%      9,205
                                       -------    -------------      -------
Total revenues .....................    71,592            (32.9)%     48,015
                                       -------    -------------      -------

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

      Total revenues for the nine months ended September 30, 2004 were $48.0 million, a decrease of $23.6 million, or 32.9%, from the nine months ended September 30, 2003. The decrease was primarily due to a decrease of $15.4 million, or 60.7%, in income on financing leases and loans, $4.6 million or 33.3% in service fees, loss and damage waiver fees and other income, $2.0 million, or 29.8% in service contract income, and $1.6 million or 6.2% in rental income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company's portfolio of leases, rentals and service contracts. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002, as a result of its Lenders not renewing the revolving credit facility on September 30, 2002. Revenues are expected to continue to decline so long as the Company is not originating new contracts.

      Selling, General and Administrative

                                           For the nine months ended
                                                    September 30,
                                            2003       Change          2004
                                           ------   -------------     ------
                                                    (in thousands)
Selling, general and administrative.....   25,677           (16.8)%   21,359
As a percent of revenue.................     35.9%                      44.5%

      Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, information systems and communications. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company's portfolio of leases and rental contracts. SG&A expenses decreased by $4.3 million, or 16.8%, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The decrease was primarily driven by a reduction in personnel related expenses of approximately $2.1 million, as management reduced headcount from 144 to 102, $1.3 million in sales program expense, and $887,000 in rent expense. The expense reductions were achieved as management continued to align the Company's infrastructure with the current business conditions.

     Provision for Credit Losses

                                             For the nine months ended
                                                   September 30,
                                            2003      Change       2004
                                           ------   ----------    ------
                                                    (thousands)
Provision for credit losses.............   39,900         (5.1)%  37,885
As a percent of revenue.................     55.7%                  78.9%

      The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company's provision for credit losses decreased by $2.0 million, or 5.1%, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, while net charge-offs increased 1.0% to $57.2 million. The provision was based on the Company's historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.

     Depreciation and Amortization

                                                For the nine months ended
                                                      September 30,
                                               2003      Change        2004
                                              ------   ----------     ------
                                                       (thousands)
Depreciation - fixed assets................    1,154        (43.8)%      649
Depreciation and amortization - contracts..   11,309         (5.0)%   10,742
                                              ------        -----     ------
Total depreciation and amortization........   12,463         (8.6)%   11,391
As a percent of revenue.................        17.4%                   23.7%

      Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company's investment in service contracts. The Company's investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. Rental equipment is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Service contracts are recorded at cost and amortized over 84 months. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the asset and any resulting charge is made to depreciation and amortization expense. Depreciation and amortization related to rental and service contracts decreased by $567,000, or 5.0%, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The decrease in depreciation and amortization can be attributed to the decrease in the overall size of the Company's portfolio of leases, rentals and service contracts. Depreciation related to the Company's property plant and equipment decreased by $505,000, or 43.8%, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.

      Interest Expense

                                              For the nine months ended
                                                    September 30,
                                           2003      Change             2004
                                          -----   -------------        -----
                                                  (in thousands)
Interest................................  6,364           (68.3)%      2,016
As a percent of revenue.................    8.9%                         4.2%

     The Company pays interest on borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations. Interest expense decreased by $4.3 million, or 68.3%, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. This decrease resulted primarily from the Company's decreased level of borrowings. At September 30, 2004, the Company had notes payable of $11.4 million

(including $11.3 million of borrowings on the CIT credit facility, net of discounts of $139,000, and $250,000 of term notes), compared to $85.5 million at September 30, 2003.

      Other Operating Data

      Dealer fundings were $288,000 for the nine months ended September 30, 2004, a decrease of $1.3 million, or 81.3%, compared to the nine months ended September 30, 2003. In 2003, the Company was able to fund a limited number of new contracts using its own free cash flow, however, the amount and timing of the new originations was restricted by the amount of available cash and the terms of the Company's banking agreements. The long term bank agreement entered into on April 14, 2003 placed further restriction on the Company's ability to originate new contracts, until the Company was able to secure a limited amount of financing in June 2004. During the third quarter of 2004, the Company focused its efforts on securing a larger, lower priced line of credit and restarting its origination business with a few select vendors. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $218.3 million for the year ended December 31, 2003 to $114.9 million in September 30, 2004. Net cash provided by operating activities decreased by $34.5 million, or 44.1%, to $43.7 million during the nine months ended September 30, 2004.

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

      Income taxes

      Significant management judgement is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the difference treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, no valuation allowance is deemed necessary. No valuation allowance has been established against net deferred tax assets, as management believes these assets to be realizable through future taxable income.

Exposure to Credit Losses

      The following table sets forth certain information as of December 31, 2002 and 2003 and September 30, 2004 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                              As of                            As of
                                           December 31,                    September 30,
(dollars in thousands)                2002               2003                 2004
                                 ---------------    -----------------    -----------------
Cumulative amounts billed        $600,637           $478,791             $343,711

31-60 days past due              $  5,772    1.0%   $  5,446      1.1%   $  2,139      0.6%
61-90 days past due                 6,019    1.0%      3,995      0.8%      2,051      0.6%
Over 90 days past due             137,607   22.9%     85,883     17.9%     47,305     13.8%
                                 ---------------    -----------------    -----------------
   Total past due                $149,398   24.9%   $ 95,324     19.8%   $ 51,495     15.0%
                                 ===============    =================    =================

      Alternatively, the amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts, and service contracts in the Company's portfolio as of September 30, 2004. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

                                                         September 30,
(dollars in thousands)                                       2004
Current                                             $26,596         30.7%
31-60 days past due                                   1,188          1.4%
61-90 days past due                                   1,021          1.2%
Over 90 days past due                                57,758         66.7%
                                                    --------------------
Total receivables due in installments               $86,563        100.0%
                                                    ====================

Liquidity and Capital Resources

      General

      The Company's lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new lease originations. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, its on-balance sheet securitizations, the issuance of subordinated debt and an initial public offering completed in February of 1999. The Company will continue to require significant additional capital to maintain and expand its volume of leases, and contracts funded, as well as to fund any future acquisitions of leasing companies or portfolios. Additionally, the Company's uses of cash include the payment of interest expenses, repayment of borrowings under its credit facilities and securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.

      For the nine months ended September 30, 2004 and September 30, 2003, respectively, the Company's primary source of liquidity was cash provided by operating activities. The Company generated cash flow from operations of $43.7 million for the nine months ended September 30, 2004 and $78.2 million for the nine months ended September 30, 2003.

      The Company used net cash in investing activities of $494,000 for the nine-months ended September 30, 2004 and $2.6 million for the nine-months ended September 30, 2003. Investing activities primarily relate to the origination of new leases and contracts as well as capital expenditures.

      Net cash used in financing activities was $43.5 million for the nine-months ended September 30, 2004 and $73.8 million for the nine-months ended September 30, 2003. Financing activities include net borrowings and repayments on our various financing sources.

      The Company believes that cash flows from its existing portfolio, and borrowings on the existing credit facility will be sufficient to support the Company's operations and lease origination activity for the foreseeable future.

      Borrowings

      The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility.

      Borrowings outstanding under the Company's revolving credit facilities and long-term debt consist of the following:

                                                     As of                                      As of
                                               December 31, 2003                          September 30, 2004
                                           -------------------------     ---------------------------------------------------
                                                                                                                    Maximum
                                             Amounts        Interest       Amounts        Interest       Unused     Facility
      (dollars in thousands)               Outstanding       Rate        Outstanding        Rate        Capacity     Amount
                                           -----------     ---------     -----------     ----------     --------    -------
Revolving credit facility - old (1)        $    55,346          6.00%    $         -           6.75%    $      -    $      -
Revolving credit facility - new (2)                  -                        11,322           6.50%      18,678      30,000
MFI I term note securitization (3)               3,247          5.58%              -           5.58%           -           -
Term notes (4)                                     250          7.50%            250           7.50%           -           -
Subordinated notes (5)                           3,262     7.0%-12.5%          4,762     7.75%-13.0%         500           -
                                           -----------                   -----------                    --------    --------
                                           $    62,105                   $    16,334                    $ 19,178    $ 30,000
                                           ===========                   ===========                    ========    ========

(1) After September 30, 2002 this facility failed to renew and the Company no longer had the ability to draw down additional amounts.

(2) The unused capacity is subject to lease eligibility and the borrowing base formula

(3) The MFI I term note securitization is a one-time funding that pays down over time, without any ability for the Company to draw down additional amounts.

(4) The term notes were a one-time funding, without any ability for the Company to draw down additional amounts.

(5) Subordinated notes are generally one-time fundings, without any ability for the Company to draw down additional amounts, however in June 2004, the Company issued a $2.0 million subordinated note, of which only $1.5 million was outstanding as of September 30,2004. The note holder advanced the additional $500,000 in October 2004.

      On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT),whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. The prime rates at December 31, 2003, and September 30, 2004 were 4.00% and 4.75% respectively. The 90-day LIBOR rate at September 30, 2004 was 2.02%.

      Prior to obtaining the $30.0 million secured line of credit discussed above, the Company had borrowings outstanding under a $192.0 senior credit facility with a group of financial institutions, which had failed to renew as of September 30, 2002. While cash flows from its portfolio and other fees had been sufficient to repay amounts borrowed under the senior credit facility, securitizations and subordinated debt, in October 2002, the Company was forced to suspend virtually all new contract originations until a new source of liquidity was obtained or until such time as the senior credit facility was paid in full.

      At December 31, 2002, the Company was in default of certain of its debt covenants in its senior credit facility. The covenants that were in default with respect to the senior credit facility require that the Company maintain a fixed charge ratio in an amount not less than 130% of consolidated earnings, a consolidated tangible net worth minimum of $77.5 million plus 50% of net income quarterly beginning with September 30, 2000, and compliance with the borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waived the defaults described above, and in consideration for this waiver, required the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. As of September 30, 2004, the loan under the senior credit facility had been fully repaid.

      The Company, through its wholly owned subsidiary, Leasecomm Corporation, periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose entities. The assets of such special purpose entities and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, MicroFinancial

Incorporated, or other affiliates. However, the special purpose entities to which such assets are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment. The amounts borrowed under the securitization were fully repaid as of September 30, 2004.

Contractual Obligations and Commercial Commitments

      Contractual Obligations

     The Company has entered into various agreements, such as long term debt agreements, capital lease agreements and operating lease agreements that require future payments be made. Long-term debt agreements include all debt outstanding under the securitization, subordinated notes, demand notes and other notes payable.

     At September 30, 2004, the repayment schedules for outstanding borrowings on the revolving credit facility, long-term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:

                        Revolving
For the period ended     Credit     Long-Term    Operating   Capital
     December 31,      Facility(1)    Debt        Leases      Leases     Total
--------------------   -----------  ---------   ----------   -------   ---------
         2004              $11,322  $     362   $      146   $    40   $     548
         2005                    -      2,050          585        55       2,690
         2006                    -      2,600            -         -      13,922
         2007                    -          -            -         -           -
         2008                    -          -            -         -           -
         2009                    -          -            -         -           -
Thereafter                       -          -            -         -           -
                       -----------  ---------   ----------   -------   ---------
                       $    11,322  $   5,012   $      731   $    95   $  17,160
                       ===========  =========   ==========   =======   =========

(1)The Company's obligation to repay the revolving credit facility in the current year is subject to lease collateral availability and the borrowing base formula. The credit facility expires on September 29, 2007.

      Commitments

      The Company accepts lease applications on daily basis and as a result has a pipeline of applications that have been approved, where a lease has not been originated. The Company's commitment to lend, however, does not become binding until all of the steps in the lease origination process have been completed, including but not limited to, the receipt of a complete and accurate lease document and all required supporting information and successful verification with the lessee. Since the Company funds on the same day a lease is successfully verified, at any given time, the Company has no firm outstanding commitments to lend.

Note on Forward-Looking Information

      Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including but not limited to: the Company's need for additional financing in order to originate new leases and contracts; the Company's dependence on point-of-sale authorization systems and expansion into new markets; the Company's significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; change in regulatory environment; the availability of qualified personnel and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect the management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see the risks factors described in the Company's Form S-1 Registration Statement and other documents filed from time to time with the Securities and Exchange Commission.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market-Rate-Sensitive Instruments and Risk Management

      The following discussion about the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      In the normal course of operations, the Company also faces risks that are either non-financial or nonquantifiable. Such risks principally include credit risk, and legal risk, and are not represented in the analysis that follows.

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

      Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the fixed repayment schedules of the Company's outstanding debt over the past two years, the Company has been limited in its ability to manage the blend of fixed and variable rate interest obligations. As of September 30, 2004, the Company's outstanding fixed-rate indebtedness outstanding under the Company's securitizations and subordinated debt represented 27.8% of the Company's total outstanding indebtedness.

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

      A. The Company filed an action in the United States District Court for the District of Massachusetts against Sentinel Insurance Company, Ltd., ("Sentinel"), Premier Holidays International, Inc., ("Premier") and Daniel DelPiano ("DelPiano") arising from Premier's October, 1999, default on its repayment obligations to the Company under a Twelve Million Dollar ($12,000,000) loan. Judgment has been entered in this case against Sentinel, which had issued a business performance insurance policy guaranteeing repayment of the loan, in the amount of Fourteen Million Dollars ($14,000,000). This judgment has not been satisfied. Sentinel is currently undergoing liquidation proceedings, and a claim in this amount has been filed with the bankruptcy court. The Company does not expect to receive any amount as a result of its claim. The Company's case against Premier and DelPiano was tried in November 2003 and was decided by the Court in March, 2004. The Court entered a judgment for the Company against Premier and DelPiano, jointly and severally, on all of the Company's counts, including fraud and violation of Massachusetts General Laws, Chapter 93A, and dismissing with prejudice all of Premier and DelPiano's claims and counterclaims. The Court awarded the Company Twenty Three Million Dollars ($23,000,000) in damages. The case was appealed to the United States Court of Appeals for the First Circuit. All appellate briefs were filed and heard on September 15, 2004. On October 5, 2004, the First Circuit Court of Appeals affirmed the District Court's Judgment in favor of the Company. Collection of this award is not assumed and therefore it is not reflected in the financial statements as of September 30, 2004.

      B. In October 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. Section 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the court dismissed the complaint with leave to file an amended complaint. An Amended Complaint was filed in November 2003. The Company filed a Motion to Dismiss the Amended Complaint, which was denied by the U.S. District Court in September 2004. The Company is preparing to file an answer to the Amended Complaint denying the Plaintiff's allegations. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.

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

      D. In March 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserts claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint. The Court allowed the Company's motion to dismiss the Amended Complaint in March 2004. In May 2004, a purported class action on behalf of the same named plaintiffs and asserting the same claims was filed in Cambridge District Court. The Company has filed a Motion to Dismiss the Complaint, which was heard in August 2004, and denied by the District Court. On September 16, 2004, the Company filed an answer to the Amended Complaint denying the Plaintiff's allegations. Because of the uncertainties in litigation, the Company can not predict whether the outcome will have a material adverse effect.

      E. On April 28, 2003, Plaintiff Wallace Dickey filed a purported class action against Leasecomm Corporation, Cardservice International, Inc., Linkpoint International, Inc., and Clear Commerce Corporation alleging that he lease-financed through Leasecomm the right to use certain computer software manufactured, distributed, and sold by the other defendants. The Plaintiff did not allege that Leasecomm failed to provide the lease financing contemplated by the Leasecomm lease. Instead, the Plaintiff alleged that the other defendants' software failed to operate as well as he believed it would. He sued for a declaration that would allow him to rescind his contract, to recover money paid in the course of the transaction, and to recover damages allegedly caused by unspecified deceptive trade practices. The Plaintiff asserted his claims "on behalf of himself and all others similarly situated." Leasecomm denied all of the Plaintiff's allegations. The defendants agreed to a proposed class action settlement with the Plaintiff and his counsel. The proposed settlement, if granted final approval by the Court, would apply to all Texas residents who lease-financed through Leasecomm the same software rights that the Plaintiff lease-financed. The Court preliminarily approved certification of the Texas class for settlement purposes only, and the parties distributed notice to all class members in accordance with the Court's instructions. Upon expiration of the notice period, the Parties sought and the Court granted final approval to the settlement class. The Court's final judgment became final on October 8, 2004.

      F. On April 29, 2003, Leasecomm was served with a Complaint filed in the Orange County Superior Court for the State of California. In that Complaint, Maria J. Smith purports to bring a claim against Leasecomm and two other defendants (Galaxy Mall, Inc. and Electronic Commerce International, Inc.) for unfair business practices and competition under California Business and Professions Code section 17200 et seq. The essence of the claim is that Smith and others who are similarly situated were defrauded in connection with their acquisition of certain licenses that were financed by Leasecomm. In May 2003, Leasecomm filed a motion to stay the action in favor of a Massachusetts forum based on a forum selection clause contained in plaintiff's lease agreement with Leasecomm. After filing the motion, Leasecomm entered into settlement negotiations with plaintiff's counsel to explore the possibility of resolving the matter on a class wide basis without the need for further litigation (meaning the settlement would, if accepted, apply not only to the named plaintiff but to others similarly situated). The parties signed a stipulation setting forth the terms of their agreement and the Court has preliminarily approved the settlement, approved the form of notice to class members. On October 15, 2004, the Parties sought and the Court granted final approval to the settlement class.

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

      H. In February 2004, a purported class action was filed in Superior Court in Massachusetts against Leasecomm, a dealer, and a party purportedly related to the dealer. The class sought to be certified is a nationwide class who signed lease agreements identical to, or substantially similar to, the plaintiff's lease agreement with Leasecomm, and covering the same product. The Complaint asserts claims for declaratory judgment, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A,
Section 11. The claims concern the validity, enforceability, and alleged unconscionability of the lease of a product which enabled a merchant to process credit card payments. The Complaint seeks rescission of lease agreements with Leasecomm, restitution, multiple damages and attorneys fees under Chapter 93A, and injunctive relief. The Company has filed a Motion to Dismiss the Complaint, which is awaiting decision by the Court. Because of the uncertainties inherent in litigation the Company cannot predict whether the outcome will have a material adverse effect.

      I. In February 2003, Leasecomm received a Civil Investigative Demand ("CID") from the Office of the Attorney General, State of Washington, to which it has responded. The CID concerns an investigation of monitoring agreements between Priority One, Inc. and various State of Washington consumers, as to which Leasecomm appears to be the assignee of the right to receive monthly payments and monitoring agreements between former Priority One, Inc. customers and security monitoring companies. Since the investigation is in process, and no legal action has been commenced against Leasecomm, the Company can not predict whether the outcome will have a material adverse effect.

      J. On June 21, 2004, Leasecomm was named as defendant in a punitive class action complaint filed in the Los Angeles County Superior Court for the State of California. In that Complaint, styled as Margarita Hinojosa, et al. v. Leasecomm Corporation, case no. BC317371, plaintiffs purport to bring claims against Leasecomm on behalf of themselves and others similarly situated for fraud, unfair business practices under California Business & Professions Code section 17200 et seq., false advertising under California Business & Professions Code section 17500 et seq. and violations of various California consumer protection statutes. The essence of the claim is that plaintiffs and others who are similarly situated were defrauded in connection with their acquisition of credit card swipe machines that were financed by Leasecomm and which plaintiffs claim they intended to use to add value to telephone calling cards that could be used for their personal use or resale to others. During negotiations with plaintiffs' counsel prior to the filing of the Complaint, Leasecomm reached a proposed class action settlement of all claims. In September 2004, the Court preliminarily approved the settlement, approved the form of notice to class members and has set a final approval hearing for January 11, 2005. The settlement must receive final approval to become effective. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.

ITEM 2 RECENT SALES OF UNREGISTERED SECURITIES

      (c) On September 29, 2004, the Company issued warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $0.825 per share and expiring on June 10, 2007. The warrants were issued to the lender in the Company's new $30.0 million credit line. The exemption from registration relied on by the Company was Section 4(2) of the Securities Act of 1933. The investor was an accredited investor and the offering otherwise met the requirements of Regulation D under the Securities Act.

      On September 29, 2004, the Company issued warrants to purchase an aggregate of 75,000 shares of the Company's common stock at an exercise price of $3.704 per share and expiring on June 10, 2007. The warrants were issued to the financial advisor the Company engaged to secure the Company's new $30.0 million credit line. The exemption from registration relied on by the Company was
Section 4(2) of the Securities Act of 1933. The investor was an accredited investor and the offering otherwise met the requirements of Regulation D under the Securities Act.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits index

      10.1 Revolving Credit Agreement, dated as of September 29, 2004, by and among Leasecomm Corporation and TimePayment Corp. LLC, as Borrowers, MicroFinancial Incorporated, The CIT Group/Commercial Services, Inc., as Agent, and the other financial institutions from time to time party thereto, as Lenders. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on October 4,
             2004)

      10.2 $30,000,000 Revolving Credit Note, dated as of September 29, 2004, issued by Leasecomm Corporation and TimePayment Corp. LLC and payable to the order of The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on October 4, 2004)

      10.3 Guaranty, dated as of September 29, 2004, by MicroFinancial Incorporated in favor of The CIT Group/Commercial Services, Inc., as Agent. (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on October 4, 2004)

      10.4 Pledge Agreement, dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/Commercial Services, Inc., as Secured Party, on behalf of the Lenders. (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on October 4, 2004)

      10.5 Security Agreement, dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/Commercial Services, Inc., as Agent. (incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K filed on October 4, 2004)

      10.6 Intellectual Property Security Agreement, dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/Commercial Services, Inc., as Agent. (incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K filed on October 4, 2004)

      10.7 Revolving Credit Assignment of Leases, dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/Commercial Services, Inc., as Agent. (incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K filed on October 4, 2004)

      10.8 Warrant Purchase Agreement, dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/Commercial Services, Inc., as Investor. (incorporated by reference to Exhibit
             10.8 of the Registrant's Form 8-K filed on October 4, 2004)

      10.9 Warrant Certificate, dated as of September 29, 2004, for the purchase of 50,000 shares of common stock, issued by MicroFinancial Incorporated in favor of The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K filed on October 4, 2004)

      10.10 Registration Rights Agreement, dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT
             Group/Commercial Services, Inc., as Holder. (incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K filed on October 4, 2004)


      10.11* Warrant Certificate, dated as of September 29, 2004 for the purchase of 75,000 shares of common stock, issued by MicroFinancial Incorporated in favor of Stonebridge Associates LLC

      31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

      * Filed herewith

(b) Reports on Form 8-K

      A form 8-K was filed on July 8, 2004, to announce that the Company satisfies NYSE Continued Listing Compliance Plan.

      A form 8-K was furnished on August 2, 2004, to announce the Company's financial results for the second quarter and six months ended June 30, 2004.

      A form 8-K was filed on August 5, 2004, to announce that the Company continues to reduce its outstanding debt obligations.

      A form 8-K was filed on September 3, 2004 to announce that the Company continues to reduce its outstanding debt obligations.

      A form 8-K was filed on October 4, 2004 to announce that on September 29, 2004, Leasecomm Corporation and TimePayment Corp. LLC, wholly-owned subsidiaries of the Company, signed a $30 million credit agreement with The CIT Group/Commercial Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MicroFinancial Incorporated

                                     By: /s/ Richard F. Latour
                                         --------------------------------------
                                     President and Chief Executive Officer

                                     By: /s/ James R. Jackson Jr.
                                         --------------------------------------
                                     Vice President and Chief Financial Officer

Date: November 15, 2004