Form 10-K
period 2004-12-31
MICROFINANCIAL INC
filed 2005-03-30
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file No.
MicroFinancial Incorporated
(Exact name of Registrant as Specified in its Charter)

Massachusetts	04-2962824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10M Commerce Way, Woburn, MA (Address of Principal Executive Offices)	01801 (zip code)
Registrant’s telephone number, including area code:
(781) 994-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $27,536,000, computed by reference to the closing price of such stock as of such date.
      As of March 1, 2005, 13,186,416 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2004, are incorporated by reference in Part III hereof.

PART I

Item 1.	Business

General
      MicroFinancial Incorporated (“MicroFinancial” or the “Company”) was formed as a Massachusetts corporation on January 27, 1987. The Company, which operates primarily through its wholly-owned subsidiaries, Leasecomm Corporation and TimePayment Corp. LLC, is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services in amounts generally ranging from $400 to $15,000, with an average amount financed of approximately $1,900 and an average lease term of 44 months. Leasecomm Corporation started originating leases in January 1986, while TimePayment Corp. LLC started originating leases in July 2004. The Company has used proprietary software in developing a sophisticated, risk-adjusted pricing model and in automating its credit approval and collection systems, including a fully-automated, Internet-based application, credit scoring and approval process.
      The Company provides financing to lessees which may have few other sources of credit. The Company primarily leases and rents low-priced commercial equipment, which is used by these lessees in their daily operations. The Company does not market its services directly to lessees, but sources leasing transactions through a nationwide network of independent sales organizations and other dealer-based origination networks (“Dealers”).
      The majority of the Company’s leases are currently for authorization systems for point-of-sale, card-based payments by, for example, debit, credit and charge cards (“POS authorization systems”). POS authorization systems require the use of a POS terminal capable of reading a cardholder’s account information from the card’s magnetic strip and combining this information with the amount of the sale entered via a POS terminal keypad, or POS software used on a personal computer to process a sale. The terminal electronically transmits this information over a communications network to a computer data center and then displays the returned authorization or verification response on the POS terminal.
      The Company depends heavily on external financing to fund new leases and contracts. During 2004, the Company established a new secured revolving line of credit which replaced its previous primary finding sources. In September 2002, the Company’s then-existing credit facility failed to renew. Renewal of the credit facility required 100% participation from the nine lenders, and one of the lenders chose not to renew. As a result, in October 2002, the Company was forced to suspend virtually all new contract originations until a source of funding was obtained or at such time that the senior credit facility had been paid in full. In June 2004, MicroFinancial secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note, that enabled the Company to resume microticket contract originations. In conjunction with raising new capital, the Company also inaugurated a new wholly owned operating subsidiary, TimePayment Corp. LLC. On September 29, 2004, MicroFinancial secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the previous one year, $8 million line of credit obtained in June 2004 under more favorable terms and conditions. In addition, it retired the existing outstanding debt with the former bank group.

Leasing, Servicing and Financing Programs
      The Company originates leases for products that typically have limited distribution channels and high selling costs. The Company facilitates sales of such products by making them available to Dealers’ customers for a small monthly lease payment rather than a higher initial purchase price. The Company primarily leases and rents low-priced commercial equipment to small merchants. The majority of the Company’s leases are currently for POS authorization systems; however, the Company also leases a wide variety of other equipment including advertising and display equipment, coffee machines, paging systems, water coolers and restaurant equipment. In addition, the Company also acquires service contracts and contracts in certain other financing markets. The Company opportunistically seeks to enter various other financing markets.

      The Company’s residential financings include acquiring service contracts from Dealers that primarily provide security monitoring services.
      Prior to the suspension of new contract originations in October 2002, the Company originated leases, contracts and loans in all 50 states of the United States and its territories. Since resuming the origination of contracts in June 2004 the Company has originated contracts in approximately 30 states, and going forward expects to resume originating leases in all 50 states of the United States and its territories. The Company continues to service leases, contracts and loans in all 50 states of the United States and its territories. As of both December 31, 2003 and 2004, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of the Company’s portfolio. Only California accounted for more than 10% of the total portfolio as of December 31, 2003 and 2004 at approximately 14%. None of the remaining states accounted for more than 4% of such total.

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
      During the term of a typical lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company’s borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. Throughout the term of the lease, the Company charges late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases in the Company’s portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 2004.
      The terms and conditions of all of the Company’s leases are substantially similar. In most cases, the contracts require lessees to: (i) maintain, service and operate the equipment in accordance with the manufacturer’s and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. The Company’s standard lease forms provide that in the event of a default by the lessee, the Company can require payment of liquidated damages and can seize and remove the equipment for subsequent sale, refinancing or other disposal at its discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are automatically incorporated into, and deemed a part of, the equipment financed.
      The Company seeks to protect itself from credit exposure relating to Dealers by entering into limited recourse agreements with its Dealers, under which the Dealer agrees to reimburse the Company for defaulted contracts under certain circumstances, primarily upon evidence of Dealer errors or misrepresentations in originating a lease or contract.

Residual Interests in Underlying Equipment
      The Company typically owns a residual interest in the equipment covered by a lease. The value of such interests is estimated at inception of the lease based upon the lease terms and the Company’s realization experience for the existing portfolio. At the end of the lease term, contractually, the lessee has the option to either buy the equipment at a price quoted by the Company, return the equipment or continue to rent the equipment on a month-to-month basis. If the equipment is returned, the Company may either sell the equipment, or place it into its used equipment rental or leasing program.

Service Contracts
      In a typical transaction for the acquisition of service contracts, a homeowner will purchase a security system and simultaneously sign a contract with the Dealer for the monitoring of that system for a monthly fee.

The Dealer will then sell the right to payment under that contract to the Company for a multiple of the monthly payments. The Company contracts with third party monitoring stations which perform the monitoring service. The Company performs all processing, billing and collection functions under these contracts.

Dealers
      The Company provides financing to obligors under microticket leases, contracts and loans through a network of independent Dealers. Historically, the Company has had over 1,000 different Dealers originating leases, contracts and loans. When the Company suspended nearly all of its new contract originations in October 2002, the number of dealers it utilized for the limited number of contracts it was able to originate declined substantially. As the Company begins to originate more contracts following the establishment of its new line of credit in September 2004, the Company expects to begin to expand again the number of dealers in its network, though it may take time to re-establish its relationships. One dealer accounted for approximately 10.98%, 56.14% and 9.94% of all originations during the years ended December 31, 2002, 2003 and 2004, respectively. Another dealer accounted for approximately 23.38% of all originations during the year ended December 31, 2003 and a third dealer accounted for 10.79% of all originations during the same year. No other dealer accounted for more than 10% of the Company’s origination volume during the years ended December 31, 2002, or 2003. During the year ended December 31, 2004 the Company’s top four dealers accounted for 65.09% of all of the leases originated at 21.84%, 16.83%, 15.71%, and 10.71%, respectively. No other dealer accounted for more than 10% of the Company’s origination volume during the year ended December 31, 2004.
      The Company does not sign exclusive agreements with its Dealers. Dealers interact with merchants directly and typically market not only POS authorization systems, but also financing through the Company and ancillary POS processing services.

Use of Technology
      The Company’s business is operationally intensive, due in part to the small average amount financed. Accordingly, technology and automated processes are critical in keeping servicing costs to a minimum while providing quality customer service.
      The Company has developed TimePaymentDirecttm, an Internet-based application processing, credit approval and Dealer information tool. Using TimePaymentDirecttm, a Dealer can input an application directly to the Company via the Internet and obtain almost instantaneous approval automatically over the Internet through the Company’s computer system, all without any contact with any employee of the Company. The Company also offers InstaleaseR, a program that allows a Dealer to submit applications by telephone, telecopy or e-mail to a Company representative, receive approval, and complete a sale from a lessee’s location. By assisting the Dealers in providing timely, convenient and competitive financing for their equipment or service contracts and offering Dealers a variety of value-added services, the Company simultaneously promotes equipment and service contract sales and the utilization of the Company as the finance provider, thus differentiating the Company from its competitors.
      The Company has used its proprietary software to develop a multidimensional credit-scoring model which generates pricing of its leases, contracts and loans commensurate with the risk assumed. This software does not produce a binary “yes or no” decision, but rather, determines the price at which the lease, contract or loan might be profitably underwritten. The Company uses credit scoring in most, but not all, of its extensions of credit.

Underwriting
      The nature of the Company’s business requires that the underwriting process perform two levels of review: the first focused on the ultimate end-user of the equipment or service and the second focused on the Dealer. The approval process begins with the submission by telephone, facsimile or electronic transmission of a credit application by the Dealer. Upon submission, the Company, either manually or through

TimePaymentDirecttmover the Internet, conducts its own independent credit investigation of the lessee through its own proprietary database and recognized commercial credit reporting agencies such as Dun & Bradstreet, Experian, Equifax and TransUnion. The Company’s software evaluates this information on a two-dimensional scale, examining both credit depth (how much information exists on an applicant) and credit quality (credit performance, including past payment history). The Company is thus able to analyze both the quality and amount of credit history available with respect to both obligors and Dealers and to assess the credit risk. The Company uses this information to underwrite a broad range of credit risks and provide financing in situations when its competitors may be unwilling to provide such financing. The credit-scoring model is complex and automatically adjusts for different transactions. In situations where the amount financed is over $6,000, the Company may go beyond its own data base and recognized commercial credit reporting agencies to obtain information from less readily available sources such as banks. In certain instances, the Company will require the lessee to provide verification of employment and salary.
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
      Upon credit approval, the Company requires receipt of signed lease documentation on the Company’s standard, or other pre-approved, lease form before funding. Once the equipment is shipped and installed, the Dealer invoices the Company, and thereafter, the Company verifies that the lessee has received and accepted the equipment. Upon the completion of a satisfactory verification with the lessee, the lease is forwarded to the Company’s funding and documentation department for payment to the Dealer and the establishment of the accounting and billing procedures for the transaction.

Bulk and Portfolio Acquisitions
      In addition to originating leases through its Dealer relationships, the Company, from time to time, has purchased lease portfolios from Dealers. While certain of these leases initially do not meet the Company’s underwriting standards, the Company often will purchase the leases once the lessee demonstrates a payment history. The Company will only acquire these smaller lease portfolios in situations where the company selling the portfolio will continue to act as a Dealer following the acquisition. The Company has also completed the acquisition of six large POS authorization system lease and rental portfolios: two in 1996, one in 1998, one in 1999, one in 2000 and the acquisition of the rental and lease portfolio of Resource Leasing in 2001.

Servicing and Collections
      The Company performs all servicing functions on its leases, contracts and loans, including its securitized leases, through its automated servicing and collection system. Servicing responsibilities generally include billing, processing payments, remitting payments to Dealers and investors in the Company’s securitization programs (the “Securitizations”), preparing investor reports, paying taxes and insurance and performing collection and liquidation functions.
      The Company’s automated lease administration system handles application tracking, invoicing, payment processing, automated collection queuing, portfolio evaluation and report writing. The system is linked with bank accounts for payment processing and provides for direct withdrawal of lease, contract and loan payments. The Company monitors delinquent accounts using its automated collection process. The Company uses several computerized processes in its customer service and collection efforts, including the generation of daily priority call lists and scrolling for daily delinquent account servicing, generation and mailing of delinquency letters, and routing of incoming customer service calls to appropriate employees with instant computerized access to account details. The Company’s collection efforts include one or more of the following: sending collection letters, making collection calls, reporting delinquent accounts to credit reporting agencies, and litigating delinquent accounts when necessary and obtaining and enforcing judgments.

Competition
      The microticket leasing and financing industry is highly competitive. The Company competes for customers with a number of national, regional and local banks and finance companies. The Company’s competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, the Company could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. The Company’s competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than the Company, including a lower cost of funds and access to capital markets and to other funding sources which may be unavailable to the Company.

Employees
      As of December 31, 2004, the Company had 103 full-time employees, of whom 8 were engaged in sales and underwriting activities and Dealer service, 59 were engaged in servicing and collection activities, and 36 were engaged in general administrative activities. Management believes that its relationship with its employees is good. No employees of the Company are members of a collective bargaining unit in connection with their employment by the Company.

Executive Officers

Name and Age of
Executive Officers	Title

Richard F. Latour, 51	Director, President, Chief Executive Officer, Treasurer, Secretary and Clerk
James R. Jackson, Jr., 43	Vice President and Chief Financial Officer
Carol A. Salvo, 38	Vice President, Legal
Steven J. LaCreta, 45	Vice President, Lessee Relations
Stephen J. Constantino, 39	Vice President, Human Resources

Backgrounds of Executive Officers
      Richard F. Latour has served as President, Chief Executive Officer, Treasurer, Clerk and Secretary of the Company since October 2002 and as President, Chief Operating Officer, Treasurer, Clerk and Secretary, as well as a director of the Corporation, since February 2002. From 1995 to January 2002, he served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, Clerk and Secretary. From 1986 to 1995 Mr. Latour served as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Latour was Vice President of Finance for eleven years with Trak Incorporated, an international manufacturer and distributor of consumer goods, where he was responsible for all financial and operational functions. Mr. Latour earned a B.S. in accounting from Bentley College in Waltham, Massachusetts.
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

Availability of Information
      The Company maintains an Internet website at http://www.microfinancial.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities Exchange Act of 1934, as well as Section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after the Company files or furnishes these reports with the Securities and Exchange Commission (SEC). The Company’s Guidelines on Corporate Governance, Code of Business Conduct and Ethics and charters for its Board Committees are also available on its internet site. The Guidelines, Code of Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to Richard F. Latour, Chief Executive Officer, at 10M Commerce Way, Woburn, Massachusetts 01801. The Company’s Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. The Company’s filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

Item 2.	Properties
      At December 31, 2004, the Company’s corporate headquarters and operations center occupied 44,659 square feet of office space at 10M Commerce Way, Woburn, Massachusetts 01801. The lease for this space expires on December 31, 2005. The Company is currently evaluating whether to renew the current lease or to move to a new facility. The Company does not expect this decision to have a material effect on its operations.

Item 3.	Legal Proceedings
      Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuits described below are subject to substantial legal defenses, and the Company is vigorously defending each of the allegations. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company’s results of operations or financial position.
      A. In October 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. § 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm’s dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm’s lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the court dismissed the complaint with leave to file an amended complaint. An Amended Complaint was filed in November 2003. The Company filed a Motion to Dismiss the Amended Complaint, which was denied by the United States District Court in September 2004. The Company has filed an answer to the Amended Complaint denying the Plaintiffs’ allegations and asserting counterclaims. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
      B. On August 22, 2002 plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. On March 31, 2003 the trial court entered an Order denying the Company’s Motion to Dismiss. An appeal of the Order was filed with the Alabama Supreme Court on May 12, 2003. On February 20, 2004, the Alabama Supreme Court overruled the Company’s application for rehearing. On February 24, 2004, Plaintiff filed a First Amended Class Action Complaint in which Plaintiff added Electronic Commerce International (“ECI”) as an additional party defendant. No new allegations were asserted against the Company in the Amended Complaint. On March 31, 2004 the Company filed an answer to the Amended Complaint denying the Plaintiff’s allegations. The Company continues to deny any wrongdoing and plans to vigorously defend this claim. The Company also filed an additional motion to enforce a forum selection clause, which, if successful, would have caused the case to be dismissed with leave to re-file in Massachusetts. Galaxy Mall filed a similar motion. The motions were scheduled to be heard in September 2004, however, the parties have reached an agreement on settlement terms and are currently drafting the settlement documents. The settlement, if finalized and signed by the parties, will require court approval to become effective. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
      C. In March 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserted claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint. The Court allowed the Company’s motion to dismiss the Amended Complaint in March 2004. In May 2004, a purported class action on behalf of the same named plaintiffs and asserting the same claims was filed in Cambridge District Court. The Company has filed a Motion to Dismiss the Complaint, which was heard in August 2004, and denied by the District Court. On September 16, 2004, the Company filed an Answer and Counterclaims to the Amended Complaint denying the plaintiffs’ allegations. On March 2, 2005, the plaintiffs filed a motion for leave to file an amended complaint. The Court has not ruled yet on plaintiffs’ motion for leave to file an amended complaint. In plaintiffs’ proposed amended complaint plaintiffs seek to add a claim for usury against the Company. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
      D. On April 28, 2003, Plaintiff Wallace Dickey filed a purported class action against Leasecomm Corporation, Cardservice International, Inc., Linkpoint International, Inc., and Clear Commerce Corporation alleging that he lease-financed through Leasecomm the right to use certain computer software manufactured, distributed, and sold by the other defendants. The Plaintiff did not allege that Leasecomm failed to provide the lease financing contemplated by the Leasecomm lease. Instead, the Plaintiff alleged that the other defendants’ software failed to operate as well as he believed it would. He sued for a declaration that would allow him to rescind his contract, to recover money paid in the course of the transaction, and to recover damages allegedly caused by unspecified deceptive trade practices. The Plaintiff asserted his claims “on behalf of himself and all others similarly situated.” Leasecomm denied all of the Plaintiff’s allegations. The defendants agreed to a proposed class action settlement with the Plaintiff and his counsel. The proposed settlement, if granted final approval by the Court, would apply to all Texas residents who lease-financed through Leasecomm the same software rights that the Plaintiff lease-financed. The Court preliminarily approved certification of the Texas class for settlement purposes only, and the parties distributed notice to all class members in accordance with the Court’s instructions. Upon expiration of the notice period, the Parties sought and the Court granted final approval to the settlement class. The Court’s judgment became final on October 8, 2004.
      E. On April 29, 2003, Leasecomm was served with a Complaint filed in the Orange County Superior Court for the State of California. In that Complaint, Maria J. Smith purports to bring a claim against Leasecomm and two other defendants (Galaxy Mall, Inc. and Electronic Commerce International, Inc.) for unfair business practices and competition under California Business and Professions Code section 17200 et seq. The essence of the claim is that Smith and others who are similarly situated were defrauded in connection with their acquisition of certain licenses that were financed by Leasecomm. In May 2003, Leasecomm filed a motion to stay the action in favor of a Massachusetts forum based on a forum selection clause contained in plaintiff’s lease agreement with Leasecomm. After filing the motion, Leasecomm entered into settlement negotiations with plaintiff’s counsel to explore the possibility of resolving the matter on a class wide basis without the need for further litigation (meaning the settlement would, if accepted, apply not only to the named plaintiff but to others similarly situated). The parties signed a stipulation setting forth the terms of their agreement and the Court has preliminarily approved the settlement, approved the form of notice to class members. On October 15, 2004, the Parties sought and the Court granted final approval to the settlement class. The sixty-day period for the filing of appeals has run, therefore the settlement has become final.
      F. In October 2003, the Company was served with a purported class action complaint which was filed in United States District Court for the District of Massachusetts alleging violations of the federal securities laws. The purported class would consist of all persons who purchased Company securities between February 5, 1999 and October 30, 2002. The Complaint asserts that during this period the Company made a series of materially false or misleading statements about the Company’s business, prospects and operations, including with respect to certain lease provisions, the Company’s course of dealings with its vendor/dealers, and the Company’s reserves for credit losses. In April 2004, an Amended Class Action Complaint was filed which added additional defendants and expanded upon the prior allegations with respect to the Company. The Company has filed a Motion to Dismiss the Amended Complaint, which is awaiting decision by the Court. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
      G. In February 2004, a purported class action was filed in Superior Court in Massachusetts against Leasecomm, a dealer, and a party purportedly related to the dealer. The class sought to be certified is a nationwide class who signed lease agreements identical to, or substantially similar to, the plaintiff’s lease agreement with Leasecomm, and covering the same product. The Complaint asserts claims for declaratory judgment, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The claims concern the validity, enforceability, and alleged unconscionability of this Leasecomm lease of a product which enabled a merchant to process credit card payments. The Complaint seeks rescission of lease agreements with Leasecomm, restitution, multiple damages and attorneys fees under Chapter 93A, and injunctive relief. The Company filed a Motion to Dismiss the Complaint, which the Court granted, entering judgment dismissing the Complaint. On December 17, 2004 plaintiffs filed a Notice of Appeal with respect to the judgment of dismissal, which plaintiffs subsequently withdrew by filing a Withdrawal of Appeal dated February 8, 2005.
      H. On June 21, 2004, Leasecomm was named as defendant in a punitive class action complaint filed in the Los Angeles County Superior Court for the State of California. In that Complaint, styled as Margarita Hinojosa, et al. v. Leasecomm Corporation, case no. BC317371, plaintiffs purport to bring claims against Leasecomm on behalf of themselves and others similarly situated for fraud, unfair business practices under California Business & Professions Code section 17200 et seq., false advertising under California Business & Professions Code section 17500 et seq. and violations of various California consumer protection statutes. The essence of the claim is that plaintiffs and others who are similarly situated were defrauded in connection with their acquisition of credit card swipe machines that were financed by Leasecomm and which plaintiffs claim they intended to use to add value to telephone calling cards that could be used for their personal use or resale to others. During negotiations with plaintiffs’ counsel prior to the filing of the Complaint, Leasecomm reached a proposed class action settlement of all claims. On January 11, 2005, the Court granted final approval to the Stipulation of Settlement. The sixty-day period for the filing of appeals has run, therefore the settlement has become final.
      I. In February 2003, Leasecomm received a Civil Investigative Demand (“CID”) from the Office of the Attorney General, State of Washington, to which it has responded. The CID concerns an investigation of monitoring agreements between Priority One, Inc. and various State of Washington consumers, as to which Leasecomm appears to be the assignee of the right to receive monthly payments, and of monitoring agreements between former Priority One, Inc. customers and security monitoring companies which were entered into after the assignments to Leasecomm. The investigation was concluded in March, 2005, through the signing and filing of an Assurance of Discontinuance in In re: State of Washington v. Priority One Security, Inc. and William Roberts, in which the Attorney General, ADT Security Services, Inc., Protect America, Inc. and Leasecomm have joined.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of its fiscal year ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      (a) Market Information
      The Company’s common stock, par value $0.01 per share (the “Common Stock”), is listed on the New York Stock Exchange under the symbol “MFI.”

	2003				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Stock Price
High	1.49	1.84	3.49	3.44	3.45	3.39	4.08	5.00
Low	0.56	0.37	1.75	2.64	2.58	2.55	3.14	3.40
      (b) Holders
      At March 14, 2005, there were approximately 120 stockholders of record of the common stock. However, many holders’ shares are listed under their brokerage firms’ names. The Company estimates the number of beneficial shareholders to be approximately 850.
      (c) Dividends
      During the fourth quarter of 2002, the Board of Directors suspended the future payment of dividends to comply with the Company’s then-existing banking agreements. The Company paid no dividends for the years ended December 31, 2003 and December 31, 2004, respectively.

      Subsequent to the end of fiscal year 2004, the Company’s Board of Directors announced a resumption of dividend payments with a cash dividend of $0.05 per share payable to shareholders of record on February 9, 2005. Additionally, the Company’s Board of Directors announced a second dividend of $0.05 per share payable on May 13, 2005 to holders of record of MicroFinancial common stock at the close of business on April 29, 2005. Future dividend payments are subject to ongoing quarterly review and evaluation by the Board of Directors. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company’s Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company’s credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of payment of future dividends.
      (d) Recent Sales of Unregistered Securities
      Not applicable.
      (e) Use of Proceeds from Registered Securities
      Not applicable.

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial and operating data for the Company and its subsidiaries for the periods and at the dates indicated. The selected consolidated financial data were derived from the financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues
Income on financing leases and loans	$69,847	$70,932	$53,012	$30,904	$11,970
Rental income	27,638	37,664	37,154	34,302	31,009
Income on service contracts	8,687	8,665	9,734	8,593	5,897
Other income(1)	33,305	36,830	26,922	17,775	11,491

Total revenues	139,477	154,091	126,822	91,574	60,367

Expenses:
Selling, general and administrative	38,371	44,899	45,535	33,856	26,821
Provision for credit losses	38,912	54,092	88,948 (2)	59,758	47,918
Depreciation and amortization	10,227	14,378	18,385	16,592	14,010
Interest	15,858	14,301	10,787	7,515	2,283

Total expenses	103,368	127,670	163,655	117,721	91,032

Income (loss) before provision (benefit) for income taxes	36,109	26,421	(36,833)	(26,147)	(30,665)

Provision (benefit) for income taxes	15,249	10,104	(14,735)	(10,460)	(20,449	)(3)

Net income (loss)	$20,860	$16,317	$(22,098)	$(15,687)	$(10,216)

Net income (loss) per common share
Basic(4)	$1.64	$1.28	$(1.72)	$(1.20)	$(0.77)
Diluted(5)	1.63	1.26	(1.72)	(1.20)	(0.77)
Dividends per common share	0.18	0.20	0.15	0.00	0.00

	December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)
Balance Sheet Data:
Gross investment in leases and loans(6)	$452,885	$438,723	$367,173	$194,898	$69,181
Unearned income	(132,687)	(104,538)	(67,574)	(23,729)	(6,313)
Allowance for credit losses	(40,924)	(45,026)	(69,294)	(43,011)	(14,963)
Investment in service contracts, net	12,553	14,126	14,463	8,844	4,777
Investment in rental contracts, net	6,537	10,348	5,633	3,758	1,785
Total assets	342,602	361,728	295,085	156,414	71,270
Notes payable	201,991	203,053	168,927	58,843	34
Subordinated notes payable	4,785	3,262	3,262	3,262	4,589
Total liabilities	246,579	251,172	208,482	85,148	9,177
Total stockholders’ equity	96,023	110,556	86,603	71,266	62,093

December 31,

2000	2001	2002	2003	2004

(Dollars in thousands, except statistical data)
Other Data:
Operating Data:
Value of leases and loans originated(7)	$236,763	$155,308	$111,829	$3,429	$920
Value of service contracts acquired(8)	4,138	6,658	6,773	—	—
Value of rental contracts originated	5,686	12,379	677	157	77
Dealer fundings(9)	145,400	111,100	74,000	1,600	668
Average yield on leases and loans(10)	38.0%	38.1%	36.9%	32.5%	30.1%
Cash Flows From (used in):
Operating activities	$116,360	$122,280	$120,628	$98,052	$58,793
Investing activities	(157,947)	(116,860)	(80,141)	(2,839)	(912)
Financing activities	43,081	(10,104)	(35,139)	(94,174)	(54,705)

Total	1,494	(4,684)	5,348	1,039	3,176
Selected Ratios:
Return on average assets	6.86%	4.63%	(6.73)%	(6.95)%	(8.98)%
Return on average stockholders’ equity	23.86	15.80	(22.42)	(19.87)	(15.32)
Operating margin(11)	53.79	52.25	41.09	36.70	28.58
Credit Quality Statistics:
Net charge-offs	$37,888	(12)	$51,408	(12)	$65,081(3)	$86,041	$75,967
Net charge-offs as a percentage of average gross investment(13)	9.00%	11.20%	15.60%	29.40%	54.71%
Provision for credit losses as a percentage of average gross investment(14)	9.24	11.78	21.32	20.42	34.51
Allowance for credit losses as a percentage of gross investment(15)	8.79	9.94	18.16	21.11	20.23

(1)	Includes loss and damage waiver fees, service fees, interest income, and equipment sales revenue.

(2)	The provision for 2002 includes an additional provision of $35.0 million to reserve against certain dealer receivables as well as delinquent portfolio assets. In the past, dealer receivables had been offset, in some instances, against the funding of new contracts. While the Company had suspended the funding of new deals, management felt that the collection of these receivables would be more difficult. Although the

Company continued to pursue collections on these accounts, management believed that the cost associated with the legal enforcement would outweigh the benefits realized.

(3)	During 2004 the Company recorded an income tax benefit of $7.9 million that resulted from a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet.

(4)	Net income per common share (basic) is calculated based on weighted-average common shares outstanding of 12,728,441, 12,789,605, 12,821,946, 13,043,744 and 13,182,833 for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 respectively.

(5)	Net income per common share (diluted) is calculated based on weighted-average common shares outstanding on a diluted basis of 12,807,814, 12,945,243, 12,821,946, 13,043,744 and 13,182,833 for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 respectively.

(6)	Consists of receivables due in installments, estimated residual value, and loans receivable.

(7)	Represents the amount paid to Dealers upon funding of leases and loans, plus the associated unearned income.

(8)	Represents the amount paid to Dealers upon the acquisition of service contracts, including both non-cancelable service contracts and month-to-month service contracts.

(9)	Represents the amount paid to Dealers upon funding of leases, contracts and loans.

(10)	Represents the aggregate of the implied interest rate on each lease and loan originated during the period weighted by the amount funded at origination for each such lease and loan.

(11)	Represents income before provision (benefit) for income taxes and provision for credit losses as a percentage of total revenues.

(12)	In 1999 the Company included a special provision of $12.7 million in net charge-offs for a loan made to one company, collateralized by approximately 3,500 microticket consumer contracts, and guaranteed by, among other security, an insurance performance bond. MicroFinancial has obtained judgments against the company and the insurance company in the amounts of $23.0 million and $14.0 million, respectively. Charge-offs against the special reserve were $6.4 and $7.1 million for the years ended December 31, 2000 and 2001, respectively.

(13)	Represents net charge-offs as a percentage of average gross investment in leases and loans and investment in service contracts.

(14)	Represents provision for credit losses as a percentage of average gross investment in leases and loans and investment in service contracts.

(15)	Represents allowance for credit losses as a percentage of gross investment in leases and loans and investment in service contracts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things, those associated with:

•	our dependence on point of sale authorization systems, expansion into new markets and the development of a sizeable Dealer base;

•	our significant capital requirements;

•	our ability or inability to obtain the financing we need in order to continue originating new contracts;

•	the risks of defaults on our leases;

•	possible adverse consequences associated with our collection policy;

•	the effect of higher interest rates on our portfolio;

•	increasing competition;

•	increased governmental regulation of the rates and methods we use in financing and collecting our leases and loans;

•	acquiring other portfolios or companies;

•	dependence on key personnel;

•	adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations; and

•	general economic and business conditions.
      The risk factors above and those under “Risk Factors” beginning on page 25, as well as any other cautionary language included herein, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Many of these factors are significantly beyond our control. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

Overview
      The Company is a specialized commercial finance company that provides “microticket” equipment leasing and other financing services in amounts generally ranging from $400 to $15,000, with an historical average amount financed of approximately $1,900. The Company primarily leases point-of-sale (POS) authorization systems and other small business equipment to small commercial enterprises.
      The Company derives the majority of its revenues from leases originated and held by the Company, payments on service contracts, rental payments, and fee income. Historically, the Company has funded the majority of leases, contracts and loans through its revolving-credit and term loan facilities (the “Credit Facilities”) and on-balance sheet securitizations, and to a lesser extent, its subordinated debt program (“Subordinated Debt”) and internally generated funds. Between October 2002 and September 2004, an interruption in the Company’s financing sources had a significant impact on its ability to find new contracts. As of September 30, 2002, the Company’s then-existing credit facility failed to renew and the Company began paying down the balance of the debt. At December 31, 2002, the Company was in default of certain of its debt covenants in its credit facility and securitization agreements. These covenants required the Company to maintain certain ratios of fixed charges to consolidated earnings, a minimum consolidated tangible net worth and compliance with a borrowing base. In April 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waived the defaults described above, and in consideration for the waiver, required the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company also received a waiver for the covenant violations in connection with the securitization agreement and amended the securitization agreement to conform the covenants therein to the covenants in the senior credit facility. In October 2002, the Company was forced to suspend virtually all new contract originations until a new source of financing could be obtained or until such time as the credit facility had been paid in full.
      In June 2004, MicroFinancial secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note, that enabled the Company to resume microticket contract originations. In conjunction with raising new capital, the Company also inaugurated a new wholly owned operating subsidiary, TimePayment Corp. LLC. On September 29, 2004, MicroFinancial

secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the previous one year, $8 million line of credit obtained in June 2004 under more favorable terms and conditions. In addition, it retired the existing outstanding debt with the former bank group. The new financing has enabled the Company to resume origination of contracts.
      In a typical lease transaction, the Company originates leases through its network of independent Dealers. Upon approval of a lease application by the Company and verification that the lessee has both received the equipment and signed the lease, the Company pays the Dealer the cost of the equipment, plus the Dealer’s profit margin. In a typical transaction for the acquisition of service contracts, a homeowner purchases a security system and simultaneously signs a contract with the Dealer for the monitoring of that system for a monthly fee. Upon credit approval of the monitoring application and verification with the homeowner that the system is installed, the Company purchases from the Dealer the right to the payment stream under that monitoring contract at a negotiated multiple of the monthly payments.
      Substantially all leases originated or acquired by the Company are non-cancelable. During the term of the lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company’s borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. The Company enhances the profitability of its leases, contracts and loans by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Collection fees are imposed based on the Company’s estimate of the costs of collection. The Company may only impose late fees on the first four months of late payments and is prohibited from imposing compound late fees or from assessing late fees as a percentage of the total outstanding late payments including outstanding late fees. The loss and damage waiver fees are charged if a customer fails to provide proof of insurance and are reasonably related to the cost of replacing the lost or damaged equipment or product. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides the Company with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases in the Company’s portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 2004. Substantially all service and rental contracts are month-to-month contracts with expected terms of 7 years for service contracts, 15 months for lessees that continue to rent their equipment beyond the original term, and 22 months for other types of rental contracts.

Critical Accounting Policies
      In response to the SEC’s release No. 33-8040, “Cautionary Advice regarding Disclosure About Critical Accounting Policies,” Management identified the most critical accounting principles upon which our financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company identified its most critical accounting policies to be those related to revenue recognition, maintaining the allowance for credit losses and determining provisions for income taxes. These accounting policies are discussed below as well as within the notes to the consolidated financial statements.

Revenue Recognition
      The Company’s lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended if, in the opinion of management, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interests is estimated at inception of the lease and evaluated periodically for impairment. At the end of the lease term, contractually, the lessee has the option to either buy the equipment at a price quoted by the Company, return the equipment or continue to rent the equipment on a month-to month basis. If the lessee continues to rent the equipment, the Company records an investment in rental contracts at estimated residual value and recognizes revenue and depreciation based on the methodology described below. Other revenues such as loss and damage waiver fees, and service fees relating to the leases, contracts and loans are recognized as they are earned.
      The Company’s investments in cancelable service contracts are recorded at cost and amortized over the expected life of the service period. Income on service contracts from monthly billings is recognized as the related services are provided. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in service contracts. The Company’s investment in rental contracts is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Rental income from monthly billings is recognized on a monthly basis as the customer continues to rent the equipment. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts. Loans are reported at their outstanding principal balance. Interest income on loans is recognized as it is earned.

Allowance for Credit Losses
      The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The allowance is determined principally on the basis of the historical loss experience of the Company and the level of recourse provided by such lease, service contract, rental contract or loan, if any, and reflects management’s judgment of additional loss potential considering current economic conditions and the nature and characteristics of the underlying lease portfolio. The Company determines the necessary periodic provision for credit losses taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans. Such provisions generally represent a percentage of funded amounts of leases, contracts and loans. The resulting charge is included in the provision for credit losses.
      Leases, service contracts, rental contracts and loans are charged against the allowance for credit losses and are put on non-accrual when they are deemed to be uncollectable. Generally, the Company deems leases, service contracts, rental contracts and loans to be uncollectable when one of the following occurs: (i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) when an account has become 360 days delinquent without contact with the lessee. Historically, the typical monthly payment under the Company’s leases has been between $30 and $50 per month. As a result of these small monthly payments, the Company’s experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current (at 360 days past due, a lessee may only owe lease payments of between $360 and $600).
      The Company has developed and regularly updates proprietary credit scoring systems designed to improve its risk-based pricing. The Company uses credit scoring in most, but not all, of its extensions of credit. In addition, the Company employs collection procedures and a legal process to resolve any credit problems.

Income taxes
      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. In addition, the calculation of the Company’s tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. Differences between the basis of assets and liabilities result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, no valuation allowance is deemed necessary.

Results of Operations

Revenue

	2002	Change	2003	Change	2004

	(In thousands)
Income on financing leases and loans	$53,012	(41.7)%	$30,904	(61.3)%	$11,970
Rental income	37,154	(7.7)%	34,302	(9.6)%	31,009
Income on service contracts	9,734	(11.7)%	8,593	(31.4)%	5,897
Service fees and other	26,922	(34.0)%	17,775	(35.4)%	11,491

Total revenues	126,822	(27.8)%	91,574	(34.1)%	60,367

      The Company’s lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Other revenues such as loss and damage waiver fees, service fees relating to the leases, contracts and loans, and rental revenues are recognized as they are earned.
      Total revenues for the year ended December 31, 2004 were $60.4 million, a decrease of $31.2 million, or 34.1%, from the year ended December 31, 2003. The decline in revenue was due to decreases of $18.9 million, or 61.3%, in income on financing leases and loans and $6.3 million, or 35.4%, in service fee and other income. In addition, rental revenue decreased $3.3 million or 9.6% and income on service contracts decreased $2.7 million, or 31.4%, as compared to such amounts in the previous year’s period. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts. The shrinking portfolio is a direct result of the Company’s decision during the third quarter of 2002 to cease funding new originations as a result of its Lenders not renewing the revolving credit facility on September 30, 2002.
      Total revenues for the year ended December 31, 2003, were $91.6 million, a decrease of $35.2 million, or 27.8%, from the year ended December 31, 2002, due primarily to decreases of $22.1 million, or 41.7%, in income on financing leases and loans and $9.1 million, or 34.0%, in service fee and other income. In addition, rental revenue decreased $2.9 million or 7.7% and income on service contracts decreased $1.1 million, or 11.7%, as compared to such amounts in the previous year’s period. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company’s decision during the third quarter of 2002 to suspend the funding of new contracts. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The decrease in rental and service contract income is a result of the decreased number of lessees that have continued to rent their equipment beyond their original lease term, and decreased originations in rental and service contracts in 2003.

Selling, General and Administrative

	2002	Change	2003	Change	2004

	(In thousands)
Selling, general and administrative	$45,535	(25.6)%	$33,856	(20.8)%	$26,821
As a percent of revenue	35.9%		37.0%		44.4%
      The Company’s selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company’s portfolio of leases and rental contracts. SG&A expenses decreased by $7.0 million, or 20.8%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The decrease was primarily driven by a reduction in personnel-related expenses of approximately

$2.8 million, as management reduced headcount from 136 to 103, and decreases of $1.6 million in sales programs, $1.1 million in legal services, and $1.0 million in rent expense. The expense reductions were achieved as management continued to align the Company’s infrastructure with current business conditions.
      SG&A expenses decreased by $11.7 million, or 25.6%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The decrease was primarily driven by a reduction in personnel related expenses of approximately $5.8 million, as management reduced headcount from 203 to 136, and decreases of $2.0 million in collection related expenses, $1.8 million in cost of goods sold, and $700,000 in rent expense. As with the following year, the expense reductions were achieved as part of management’s attempt to align the Company’s infrastructure with existing business conditions.

Provision for Credit Losses

	2002	Change	2003	Change	2004

	(In thousands)
Provision for credit losses	$88,948	(32.8)%	$59,758	(19.8)%	$47,918
As a percent of revenue	70.1%		65.3%		79.4%
      The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company’s provision for credit losses decreased by $11.8 million, or 19.8%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003, while net charge-offs decreased 11.7% to $76.0 million. The provision was based on the Company’s historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.
      The Company’s provision for credit losses decreased by $29.2 million, or 32.8%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002, while net charge-offs increased 32.0% to $86.0 million. The provision was based on the Company’s historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.

Depreciation and Amortization

	2002	Change	2003	Change	2004

	(In thousands)
Depreciation — fixed assets	$2,261	(36.1)%	$1,445	(44.6)%	$801
Depreciation and amortization — rentals	9,351	1.9%	9,528	(4.1)%	9,142
Depreciation and amortization — contracts	6,773	(17.0)%	5,619	(27.6)%	4,067

Total depreciation and amortization	18,385	(9.8)%	16,592	(15.6)%	14,010

As a percent of revenue	14.5%		18.1%		23.2%
      Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company’s investment in service contracts. The Company’s investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. Rental equipment is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Service contracts are recorded at cost and amortized over their estimated life of 84 months. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the asset and any resulting charge is made to depreciation and amortization expense. Depreciation and amortization related to rental contracts decreased by $386,000, or 4.1% and depreciation and amortization related to service contracts decreased by $1.6 million, or 27.6%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The decrease in depreciation and amortization can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts. Depreciation related to the Company’s property and equipment decreased by $644,000, or 44.6%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003.
      For the year ended December 31, 2003 as compared to the year ended December 31, 2002, depreciation and amortization related to rental contracts increased by $177,000, or 1.9% and depreciation and amortization related to service contracts decreased by $1.2 million, or 17.0%. Depreciation related to the Company’s property and equipment decreased by $816,000, or 36.1%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002.

Interest Expense

	2002	Change	2003	Change	2004

	(In thousands)
Interest	$10,787	(30.3)%	$7,515	(69.6)%	$2,283
As a percent of revenue	8.5%		8.2%		3.8%
      The Company pays interest on outstanding borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations. Interest expense decreased by $5.2 million, or 69.6%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This decrease resulted primarily from the Company’s decreased level of borrowings. At December 31, 2004, the Company had notes payable of $34,000, compared to $58.8 million at December 31, 2003.
      Interest expense decreased by $3.3 million, or 30.3%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This decrease resulted primarily from the Company’s decreased level of borrowings.

Benefit for Income Taxes

	2002	Change	2003	Change	2004

	(In thousands)
Benefit for income taxes	$(14,735)	(29.0)%	$(10,460)	95.5%	$(20,449)
As a percent of revenue	11.6%		11.4%		33.9%
      The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, no valuation allowance is deemed necessary. Benefit for income taxes increased by $10.0 million, or 95.5%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This increase resulted primarily from a $7.9 million reduction in the Company’s estimate of certain tax liabilities that had been included in Income taxes payable on the balance sheet.
      Benefit for income taxes decreased by $4.3 million, or 29.0%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This decrease resulted primarily from a corresponding improvement in the Company’s Loss before benefit for income taxes.

Other Operating Data
      Dealer fundings were $668,000 during the year ended December 31, 2004, a decrease of $932,000, or 58.3%, compared to the year ended December 31, 2003. During the first nine months of 2003, the Company was able to fund a very limited number of contracts using its own free cash flow. The amount and timing of the originations was restricted by the Company’s then existing banking agreements. Dealer fundings then ceased completely until the Company resumed new contract originations in July 2004 in light of its new financing arrangements in June and September 2004. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $218.3 million for the year ended December 31, 2003 to $85.0 million for the year ended December 31, 2004, representing a decrease of $133.3 million, or 61.1%. Unearned income decreased by $17.4 million, or 73.4%, from $23.7 million at December 31, 2003 to $6.3 million at December 31, 2004. This decrease was primarily due to continued amortization and a lack of new lease originations in 2004. Net cash provided by operating activities decreased by $39.3 million, or 40.1%, to $58.8 million during the year ended December 31, 2004, from the year ended December 31, 2003, because of the decrease in the size of the Company’s overall portfolio.
      Dealer fundings were $1.6 million during the year ended December 31, 2003, a decrease of $72.4 million, or 97.8%, compared to the year ended December 31, 2002. This decrease is a result of the failure of the credit facility to renew and the related suspension of virtually all new contract originations in the third quarter of 2002. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $396.5 million for the year ended December 31, 2002 to $218.3 million for the year ended December 31, 2003, representing a decrease of $178.2 million, or 44.9%. Unearned income decreased by $43.9 million, or 64.9%, from $67.6 million at December 31, 2002 to $23.7 million at December 31, 2003. This decrease was primarily due to continued amortization and a lack of new lease originations in 2003. Net cash provided by operating activities decreased by $22.5 million, or 18.7%, to $98.1 million during the year ended December 31, 2003, from the year ended December 31, 2002, because of the decrease in the size of the Company’s overall portfolio.

Selected Quarterly Data
      The following is a summary of the unaudited quarterly results of operations of the Company for 2003 and 2004. This quarterly information is unaudited, prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, which you should read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	2003				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues:
Income on leases and loans	$9,821	$8,378	$7,173	$5,532	$4,167	$3,235	$2,560	$2,008
Income on service contracts rental and fees	15,750	15,586	14,884	14,450	13,841	12,547	11,665	10,344

Total revenues	25,571	23,964	22,057	19,982	18,008	15,782	14,225	12,352

Expenses:
Selling general and administrative	9,131	8,709	7,837	8,178	7,280	6,845	7,235	5,461
Provision for credit losses	10,799	15,249	13,852	19,858	13,408	14,181	10,295	10,034
Depreciation and amortization	4,270	4,087	4,106	4,129	4,294	3,936	3,161	2,619
Interest	2,629	2,145	1,589	1,152	846	611	559	267

Total expenses	26,829	30,190	27,384	33,317	25,828	25,573	21,250	18,381

	2003				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Income (loss) before benefit for income taxes	(1,258)	(6,226)	(5,327)	(13,336)	(7,820)	(9,791)	(7,025)	(6,029)

Benefit for income taxes(1)	(503)	(2,490)	(2,131)	(5,336)	(3,128)	(3,917)	(2,810)	(10,594)

Net Income (loss)	$(755)	$(3,736)	$(3,196)	$(8,000)	$(4,692)	$(5,874)	$(4,215)	$4,565

Net Income (loss) per common share — basic	(0.06)	(0.29)	(0.24)	(0.61)	(0.36)	(0.45)	(0.32)	0.35
Net Income (loss) per common share — diluted	(0.06)	(0.29)	(0.24)	(0.61)	(0.36)	(0.45)	(0.32)	0.33
Dividends per common share	—	—	—	—	—	—	—	—

(1)	In the fourth quarter of 2004, the benefit for income taxes includes a benefit of $7.9 million that resulted from a reduction in the Company’s estimate of certain tax liabilities that had been included in income taxes payable on the Company’s balance sheet.

Exposure to Credit Losses
      The following table sets forth certain information as of December 31, 2002, 2003 and 2004 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company’s portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

	2002

			2003

	As of December 31,

					2004

	)
	(Dollars in thousands
Cumulative amounts billed	$600,637		$478,791		$303,695
31-60 days past due	$5,772	1.0%	$5,446	1.1%	$1,858	0.6%
61-90 days past due	6,019	1.0%	3,995	0.8%	1,818	0.6%
Over 90 days past due	137,607	22.9%	85,883	17.9%	29,673	9.8%

Total past due	$149,398	24.9%	$95,324	19.8%	$33,349	11.0%

      Alternatively, the amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts, and service contracts in the Company’s portfolio as of December 31, 2004. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	December 31, 2004

	(Dollars in
	thousands)
Current	$19,945	33.4%
31-60 days past due	1,079	1.8%
61-90 days past due	987	1.7%
Over 90 days past due	37,668	63.1%

Gross receivables due in installments	$59,679	100.0%

Liquidity and Capital Resources

General
      The Company’s lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new lease originations. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, its on-balance sheet securitizations, the issuance of subordinated debt and an initial public offering completed in February of 1999. The Company will continue to require significant additional capital to maintain and expand its volume of leases, and contracts funded, as well as to fund any future acquisitions of leasing companies or portfolios. Additionally, the Company’s uses of cash include the payment of interest expenses, repayment of borrowings under its credit facilities and securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.
      For the years ended December 31, 2003 and December 31, 2004, respectively, the Company’s primary source of liquidity was cash provided by operating activities due to the unavailability of a credit facility between October 2002 and June 2004. See “Overview” above. The Company generated cash flow from operations of $58.8 million for the year ended December 31, 2004 and $98.1 million for year ended December 31, 2003.
      The Company used net cash in investing activities of $912,000 for the year ended December 31, 2004 and $2.8 million for the year ended December 31, 2003. Investing activities primarily relate to the origination of new leases and contracts as well as capital expenditures.
      Net cash used in financing activities was $54.7 million for the year ended December 31, 2004 and $94.2 million for the year ended December 31, 2003. Financing activities include net borrowings and repayments on our various financing sources.
      The Company believes that cash flows from its existing portfolio and available borrowings on the existing credit facility will be sufficient to support the Company’s operations and lease origination activity for the foreseeable future.

Borrowings
      The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility.

      Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	As of
	December 31, 2003		As of December 31, 2004

						Maximum
	Amounts		Amounts		Unused	Facility
	Outstanding	Interest Rate	Outstanding	Interest Rate	Capacity	Amount

	(Dollars in thousands)
Revolving credit facility — old(1)	$55,346	6.00%	$—	7.25%	$—	$—
Revolving credit facility — new(2)	—		34	6.75%	29,966	30,000
MFI I term note securitization(3)	3,247	5.58%	—	5.58%	—	—
Term notes(4)	250	7.50%	—	7.50%	—	—
Subordinated notes(5)	3,262	7.0%-12.5%	5,152	7.75%-13.0%	—	—

	$62,105		$5,186		$29,966	$30,000

(1)	After September 30, 2002, this facility failed to renew and the Company no longer had the ability to draw down additional amounts.

(2)	The unused capacity is subject to lease eligibility and the borrowing base formula

(3)	The MFI I term note securitization is a one-time funding that pays down over time, without any ability for the Company to draw down additional amounts.

(4)	The term notes were a one-time funding, without any ability for the Company to draw down additional amounts.

(5)	Subordinated notes are generally one-time fundings, without any ability for the Company to draw down additional amounts.
      On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into Prime Rate Loans. The prime rates at December 31, 2003, and December 31, 2004 were 4.00% and 5.25% respectively. The 90-day LIBOR rate at December 31, 2004 was 2.56%. As of December 31, 2004, based on lease eligibility and the borrowing base formula, the Company had $16.6 million in excess availability on the CIT line of credit.
      Prior to obtaining the $30.0 million secured line of credit discussed above, the Company had borrowings outstanding under a $192.0 million senior credit facility with a group of financial institutions, which had failed to renew as of September 30, 2002. While cash flows from its portfolio and other fees had been sufficient to repay amounts borrowed under the senior credit facility, securitizations and subordinated debt, in October 2002, the Company was forced to suspend virtually all new contract originations until a new source of liquidity was obtained or until such time as the senior credit facility was paid in full. At December 31, 2002, the Company was in default of certain of its debt covenants in its senior credit facility. These covenants required that the Company maintain certain ratios of fixed charges to consolidated earnings, a minimum consolidated tangible net worth, and compliance with a borrowing base. On April 14, 2003, the Company entered into a long-term agreement with its lenders in which the lenders waived the defaults described above and the Company agreed to repay the outstanding balance of the loan over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. As of December 31, 2004, the loan under the senior credit facility had been fully repaid.

      The Company, through its wholly owned subsidiaries, periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose entities. The assets of such special purpose entities and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, TimePayment Corp, LLC, MicroFinancial Incorporated, or other affiliates. However, the special purpose entities to which such assets are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment. The amounts borrowed under the securitization were fully repaid as of December 31, 2004.

Financial Covenants
      The Company’s secured revolving line of credit with CIT has financial covenants that it must comply with in order to obtain funding through the facility and to avoid an event of default. Some of the critical financial covenants under the CIT line of credit as of December 31, 2004 include:

•	Consolidated tangible capital funds not less than $42.5 million

•	Allowance for credit losses of at least 9.0% of gross lease installments

•	Maximum leverage ratio of not more than 3:1
      As of December 31, 2004, management believes that the Company was in compliance with all covenants in its borrowing relationships.

Contractual Obligations and Commercial Commitments
      The Company has entered into various agreements, such as long term debt agreements, capital lease agreements and operating lease agreements that require future payments be made. Long-term debt agreements include all debt outstanding under the securitization, subordinated notes, demand notes and other notes payable.
      At December 30, 2004, the repayment schedules for outstanding borrowings on the revolving credit facility, long-term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:

	Revolving
	Credit	Long-Term	Operating	Capital
For the Period Ended December 31,	Facility(1)	Debt	Leases	Leases	Total

2005	$34	$2,052	$585	$41	$2,712
2006	—	3,100	—	—	3,100
2007	—	—	—	—	—
2008	—	—	—	—	—
2009	—	—	—	—	—
Thereafter	—	—	—	—	—

	$34	$5,152	$585	$41	$5,812

(1)	The Company’s obligation to repay the revolving credit facility in the current year is subject to lease collateral availability and the borrowing base formula. The credit facility expires on September 29, 2007.

Commitments
      The Company accepts lease applications on daily basis and as a result has a pipeline of applications that have been approved, where a lease has not been originated. The Company’s commitment to lend, however, does not become binding until all of the steps in the lease origination process have been completed, including but not limited to the receipt of a complete and accurate lease document and all required supporting information and successful verification with the lessee. Since the Company funds on the same day a lease is successfully verified, at any given time, the Company has no firm outstanding commitments to lend.

Market Risk and Financial Instruments
      This analysis presents the hypothetical loss in earnings, cash flows, and fair value of the financial instruments held by the Company at December 31, 2004, that are sensitive to changes in interest rates.
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
      Given the relatively short average life of the Company’s leases, contracts and loans, the Company’s goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the restrictions imposed by the Company’s senior lender on the Company’s ability to prepay its fixed rate debt, the Company is limited in its ability to manage the blend of fixed and variable rate interest obligations. As of December 31, 2004, the Company’s outstanding fixed-rate indebtedness outstanding under the Company’s subordinated debt represented 99.3% of the Company’s total outstanding indebtedness of $5.2 million.
      The Company’s credit facility bears interest at rates which fluctuate with changes in the prime rate or the 90-day LIBOR. The Company’s interest expense on its credit facility and the fair value of its fixed rate debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on the Company’s interest expense and the fair value of its fixed rate debt would be immaterial.

Recently Issued Accounting Pronouncements
      See Note B of the notes to the consolidated financial statements included herein for a discussion of the impact of recently issued accounting pronouncements.

Risk Factors
      Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make.

We depend on external financing to fund new leases and contracts, and adequate financing may not be available to us in amounts, together with our cash flow, sufficient both to originate new leases and to service our debt.
      Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new leases, contracts and loans. We will continue to require significant additional capital to maintain and expand our volume of leases, contracts and loans funded, as well as to fund any future acquisitions of leasing companies or portfolios.
      In addition, until recently we were required to pay down our existing debt under our former credit facility according to an agreed schedule. As of September 30, 2002, our credit facility failed to renew and consequently, we were forced to suspend substantially all new origination activity as of October 11, 2002. At December 31, 2002, we were in default of certain of our debt covenants in our then-existing credit facility. These covenants required that we maintain a certain ratio of fixed charges to consolidated earnings, a minimum consolidated tangible net worth, and compliance with a borrowing base. On April 14, 2003, we entered into a long-term agreement with our former lenders which waived the defaults described above, and in consideration for this waiver, required the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003.
      In June 2004, we secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note, that enabled us to resume microticket contract originations. In conjunction with raising new capital, we formed a wholly owned operating subsidiary, TimePayment Corp. LLC. On September 29, 2004, we secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the previous one year, $8.0 million line of credit obtained in June 2004 under more favorable terms and conditions, including, but not limited to, pricing at prime plus 1.5% or LIBOR plus 4%. In addition, it retired the remaining outstanding debt with our former lenders.
      Our uses of cash include the origination and acquisition of leases, contracts and loans, payment of interest expenses, repayment of borrowings under our credit facilities, subordinated debt and securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.
      Any default or other interruption of our external funding could have a material negative effect on our ability to fund new leases and contracts, and would have an adverse effect on our financial results.

The delay in new originations caused by our former credit facility’s failure to renew in 2002 has decreased the size of our portfolio and may continue to adversely affect our financial performance.
      As a result of the failure of our old credit facility to renew, in October 2002, we were forced to suspend virtually all new contract originations until we obtained a source of funding or at such time that the senior credit facility has been paid in full. During the first half of 2003, we were able to fund a very limited number of new contracts using our own free cash flow. The amount and timing of the new originations was restricted by both the amount of available cash, and the terms of our banking agreements. For example, total revenues for the year ended December 31, 2004 were $60.4 million, a decrease of $31.2 million, or 34.1%, from the year ended December 31, 2003. The decline in revenue was due to decreases of $18.9 million, or 61.3%, in income on financing leases and loans and $6.3 million, or 35.4%, in service fee and other income. In addition, rental revenue decreased $3.3 million or 9.6% and income on service contracts decreased $2.7 million, or 31.4%, as compared to such amounts in the previous year’s period. The overall decrease in revenue can be attributed to the decrease in the overall size of our portfolio of leases, rentals and service contracts. The shrinking portfolio is a direct result of our decision during the third quarter of 2002 to cease funding new originations as a result of our former lenders not renewing the revolving credit facility on September 30, 2002. Our recently signed credit facilities in June and September 2004 have enabled us to resume contract originations. However, our contract originations may be constrained by the amount of financing available and this may have an adverse affect on our revenues. Even if we have the funding to originate new contracts, the absence of new contract origination from the period beginning in the third quarter of 2002 will have an affect on our portfolio and financial performance for some time, since we will not be collecting any payments from leases, contracts and loans that may have originated during that time had there been financing available. As the average age of the outstanding loans in our loan portfolio increased during that period, a greater portion of payments being made on those loans consisted of principal payments, and a lesser portion consisted of interest, which adversely impacts our revenue. It may take some time before the new contract and loan originations bring our loan portfolio’s average age to the point where it was before we suspended new originations.
      In addition, after we ceased funding new originations in 2002, we were required to terminate a number of our “front end” personnel, such as sales personnel, sales support personnel and credit personnel. As we begin to originate new contracts and loans in light of our new credit facilities, we may face challenges in rebuilding those competencies through new hires.

We are vulnerable to changes in the demand for the types of systems we lease or price reductions in such systems.
      The majority of our leases are currently for authorization systems for point-of-sale (POS), card-based payments by, for example, debit, credit and charge cards. We also lease a wide variety of other equipment including advertising and display equipment, coffee machines, paging systems, water coolers and restaurant equipment. Reduced demand for financing of these types of equipment, in particular POS authorization systems, could adversely affect our lease volume, which in turn could have a material adverse effect on our business, financial condition and results of operations. Technological advances may lead to a decrease in the price of these types of systems or equipment and a consequent decline in the need for financing of such equipment. In addition, for POS authorization systems, business and technological changes could change the manner in which POS authorization is obtained. These changes could reduce the need for outside financing sources that would reduce our lease financing opportunities and origination volume in such products.
      In the event that demand for financing POS authorization systems or other types of equipment that we lease declines, we will need to expand our efforts to provide lease financing for other products. There can be no assurance, however, that we will be able to do so successfully. Because many dealers specialize in particular products, we may not be able to capitalize on our current dealer relationships in the event we shift our business focus to originating leases of other products. Our failure to successfully enter into new relationships with dealers of other products or to extend existing relationships with such dealers in the event of reduced demand for financing of the systems and equipment we currently lease would have a material adverse effect on us.

Even if we had adequate financing, our expansion strategy may be affected by our limited sources for new originations and our inexperience with lending for new products.
      Our revenue growth since the third quarter of 2002 has been severely affected by the failure of our former credit facility to renew and a lack of new financing prior to June 2004. Even with our new long-term line of credit, our principal growth strategy of expansion into new products and markets may be adversely affected by (i) our inability to re-establish old sources or cultivate new sources of originations and (ii) our inexperience with products with different characteristics from those we currently offer, including the type of obligor and the amount financed.
      New Sources. A majority of our leases and contracts are originated through a network of dealers which deal exclusively in POS authorization systems. We are currently unable to capitalize on these relationships in originating leases for products other than POS authorization systems. In addition, we have lost contacts with some of our old sources during the time we had suspended new originations. Some of these dealers have found other financing sources during that time. We may face difficulties in re-establishing our relationships with such sources. Our failure to develop additional relationships with dealers of products which we lease or may seek to lease would hinder our growth strategy.
      New Products. Our existing portfolio primarily consists of leases to owner-operated or other small commercial enterprises with little business history and limited or poor personal credit history at the owner level. These leases are characterized by small average monthly payments for equipment with limited residual value at the end of the lease term. Our ability to successfully underwrite new products with different characteristics is highly dependent on our ability (i) to successfully analyze the credit risk associated with the user of such new products so as to appropriately apply our risk-adjusted pricing to such products and (ii) to utilize our proprietary software to efficiently service and collect on our portfolio. We can give no assurance that we will be able to successfully manage these credit risk issues, which could have a material adverse effect on us.

We experience a significant rate of default under our leases, and a higher than expected default rate would have an adverse affect on our cash flow and earnings.
      The credit characteristics of our lessee base correspond to a high incidence of delinquencies which in turn may lead to significant levels of defaults. Our receivables which were contractually past due by 31 days or more at December 31, 2003 and December 31, 2004 represented $95.3 million and $33.3 million, respectively, which represented 19.8% and 11.0%, respectively, of the cumulative amount billed at that date from the date of origination on all leases, service contracts and loans in our portfolio. (Receivables which were over 90 days past due represented 17.9% and 9.8%, respectively, of such cumulative amounts at that date.) Under our charge-off policy, cumulative net charge-offs after recoveries from our inception to December 31, 2004 have totaled 19.88% of total cumulative receivables plus total billed fees over that period. The credit profile of our lessees heightens the importance to us of both pricing our leases, loans and contracts for risk assumed, as well as maintaining adequate reserves for losses. Significant defaults by lessees in excess of those we anticipate in setting our prices and reserve levels may adversely affect our cash flow and earnings. Reduced cash flow and earnings could limit our ability to repay debt, obtain financing and effect securitizations, which could have a material adverse effect on our business, financial condition and results of operations.
      In addition to our usual practice of originating leases through our dealer relationships, from time to time we have purchased lease portfolios from dealers. While certain of these leases initially do not meet our underwriting standards, we often will purchase the leases once the lessee demonstrates a payment history. We will only acquire these smaller lease portfolios in situations where the company selling the portfolio will continue to act as a dealer following the acquisition. We have also completed the acquisition of six large POS authorization system lease and rental portfolios: two in 1996, one in 1998, one in 1999, one in 2000 and the acquisition of the rental and lease portfolio of Resource Leasing in 2001.

We may face adverse consequences of litigation, including consequences of using litigation as part of our collection policy.
      Our use of litigation as a means of collection of unpaid receivables exposes us to counterclaims on our suits for collection, to class action lawsuits and to negative publicity surrounding our leasing and collection policies. We have been a defendant in attempted class action suits as well as counterclaims filed by individual obligors in attempts to dispute the enforceability of the lease, contract or loan. Any of this type of litigation may be time consuming and expensive to defend, even if not meritorious, may result in the diversion of management time and attention, and may subject us to significant liability for damages or result in invalidation of our proprietary rights. We believe our collection policies and use of litigation comply fully with all applicable laws. Because of our persistent enforcement of our leases, contracts and loans through the use of litigation, we may have created ill will toward us on the part of certain lessees and other obligors who were defendants in such lawsuits. Our litigation strategy has generated adverse local publicity in certain circumstances. Adverse publicity at a national level could negatively impact public perception of our business and may materially impact the price of our common stock. Any of these factors could adversely affect our business operations and financial results and condition.
      In addition to legal proceedings that may arise out of our business activities, we may face other litigation. In October 2003, we were served with a purported class action complaint which was filed in the United States District Court for the District of Massachusetts alleging violations of federal securities law. The purported class would consist of all persons who purchased our securities between February 5, 1999 and October 30, 2002. The complaint asserts that during this period we made a series of materially false or misleading statements about our business, prospects and operations, including with respect to certain lease provisions, our course of dealings with our vendor/dealers, and our reserves for credit losses. In April 2004, an amended class action complaint was filed which added additional defendants and expanded upon the prior allegations with respect to us. We filed a motion to dismiss the amended complaint, which is awaiting decision by the court. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect on us.

Increased interest rates may make our leases, contracts or loans less profitable.
      Since we generally fund our leases, contracts and loans through our credit facilities or from working capital, our operating margins could be adversely affected by an increase in interest rates. The implicit yield to us on all of our leases, contracts and loans is fixed due to the leases, contracts and loans having scheduled payments that are fixed at the time of origination. When we have in the past originated or acquired leases, contracts and loans, we based our pricing in part on the “spread” we expect to achieve between the implicit yield rate to us on each lease, contract and loan and the effective interest cost we will pay when we finance such leases, contracts and loans. Increases in interest rates during the term of each lease, contract and loan could narrow or eliminate the spread, or result in a negative spread, to the extent such lease, contract or loan was financed with floating-rate funding. We may undertake to hedge against the risk of interest rate increases, based on the size and interest rate profile of our portfolio. Such hedging activities, however, would limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, our hedging activities may not protect us from interest rate-related risks in all interest rate environments. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

An economic downturn may cause an increase in defaults under our leases and less demand for the commercial equipment we lease.
      Further economic downturn could result in a decline in the demand for some of the types of equipment or services which we finance, which could lead additional defaults and to a decline in future originations. An economic downturn may slow the development and continued operation of small commercial businesses, which are the primary market for POS authorization systems and the other commercial equipment leased by us. Such a downturn could also adversely affect our ability to obtain capital to fund lease, contract and loan originations or acquisitions or to complete securitizations. In addition, such a downturn could result in an increase in delinquencies and defaults by our lessees and other obligors beyond the levels forecasted by us, which could have an adverse effect on our cash flow and earnings, as well as on our ability to securitize leases. These results could have a material adverse effect on our business, financial condition and results of operations.
      Additionally, as of both December 31, 2003 and 2004, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of our portfolio. Economic conditions in these states may affect the level of collections from, as well as delinquencies and defaults by, these obligors.

We may not be able to maintain our NYSE listing.
      In February 2003, we were advised by the New York Stock Exchange (NYSE) that we were not in compliance with the NYSE’s continued listing standards. Specifically, we did not have an average market capitalization of at least $15 million and a share price of at least $1.00 over a consecutive thirty (30) day trading period. In accordance with the continued listing criteria set forth by the NYSE, on April 1, 2003, we presented a plan which management believed had the potential to bring us back into compliance with the listing standards within the required timeframes. We were notified in July 2004 that we had been reinstated by the NYSE as a “company in good standing” under the NYSE listing standards then in effect. In accordance with the NYSE’s guidelines, we will be subject to a twelve-month follow-up period to ensure that we remain in compliance with the NYSE continued listing standards. We have been notified of a proposed rule change by the NYSE which would modify the listing standards in a way that may cause us once again to fall under the continued listing standards. We continue to monitor the status of this proposed rule change, and any effect it might have on our compliance with continued listing standards going forward. If we are unable to maintain compliance with the NYSE listing standards, as they exist now or as they may be changed in the future, we may be required to transfer our listing to another exchange.

We face intense competition, which could cause us to lower our lease rates, hurt our origination volume and strategic position and adversely affect our financial results.
      The microticket leasing and financing industry is highly competitive. We compete for customers with a number of national, regional and local banks and finance companies. Our competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, we could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. Our competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than we, including lower cost of funds and access to capital markets and to other funding sources which may be unavailable to us. If a competitor were to lower lease rates, we could be forced to follow suit or be unable to regain origination volume, either of which would have a material adverse effect on our business, financial condition and results of operations. In addition, competitors may seek to replicate the automated processes used by us to monitor dealer performance, evaluate lessee credit information, appropriately apply risk-adjusted pricing, and efficiently service a nationwide portfolio. The development of computer software similar to that developed by us by or for our competitors may jeopardize our strategic position and allow such companies to operate more efficiently than we do.

Government regulation could restrict our business.
      Our leasing business is not currently subject to extensive federal or state regulation. While we are not aware of any proposed legislation, the enactment of, or a change in the interpretation of, certain federal or state laws affecting our ability to price, originate or collect on receivables (such as the application of usury laws to our leases and contracts) could negatively affect the collection of income on our leases, contracts and loans, as well as the collection of fee income. Any such legislation or change in interpretation, particularly in Massachusetts, whose law governs the majority of our leases, contracts and loans, could have a material adverse effect on our ability to originate leases, contracts and loans at current levels of profitability, which in turn could have a material adverse effect on our business, financial condition or results of operations.
      The Sarbanes-Oxley Act of 2002 requires companies such as us that are not expedited filers to comply with more stringent internal control system and monitoring requirements beginning in 2006. Compliance with this new requirement may place an expensive burden and significant time constraint on these companies with limited resources.

We may face risks in acquiring other portfolios and companies, including risks relating to how we finance any such acquisition or how we are able to assimilate any portfolios or operations we acquire.
      A portion of our growth strategy depends on the consummation of acquisitions of leasing companies or portfolios. Our inability to identify suitable acquisition candidates or portfolios, or to complete acquisitions on favorable terms, could limit our ability to grow our business. Any major acquisition would require a significant portion of our resources. The timing, size and success, if at all, of our acquisition efforts and any associated capital commitments cannot be readily predicted. We may finance future acquisitions by using shares of our common stock, cash or a combination of the two. Any acquisition we make using common stock would result in dilution to existing stockholders. If the common stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept common stock as part or all of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, or to incur additional indebtedness in order to initiate and complete acquisitions. Additional debt, as well as the potential amortization expense related to goodwill and other intangible assets incurred as a result of any such acquisition, could have a material adverse effect on our business, financial condition or results of operations. In addition, certain of our credit facilities and subordinated debt agreements contain covenants that do not permit us to merge or consolidate into or with any other person or entity, issue any shares of our capital stock if, after giving effect to such issuance, certain shareholders cease to own or control specified percentages of our voting capital stock, create or acquire any subsidiaries other than certain permitted special purpose subsidiaries, or implement certain changes to our board of directors. These provisions could prevent us from making an acquisition using shares of our common stock as consideration.
      We also may experience difficulties in the assimilation of the operations, services, products and personnel of acquired companies, an inability to sustain or improve the historical revenue levels of acquired companies, the diversion of management’s attention from ongoing business operations, and the potential loss of key employees of such acquired companies. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

If we were to lose key personnel, our operating results may suffer or it may cause a default under our debt facilities.
      Our success depends to a large extent upon the abilities and continued efforts of Richard Latour, President and Chief Executive Officer and James R. Jackson, Jr., Vice President and Chief Financial Officer, and our other senior management. We have entered into employment agreements with Mr. Latour and Mr. Jackson. The loss of the services of one or more of the key members of our senior management before we are able to attract and retain qualified replacement personnel could have a material adverse effect on our financial condition and results of operations. In addition, under our credit facilities, an event of default would arise if Mr. Latour or Mr. Jackson were to leave their positions as our Chief Executive Officer and Chief Financial Officer, respectively, unless a suitable replacement were appointed within 60 days. Our failure to comply with these provisions could have a material adverse effect on our business, financial condition or results of operations.

Certain provisions of our articles and bylaws may have the effect of discouraging a change in control or acquisition of the company.
      Our restated articles of organization and restated bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable, including (i) provisions authorizing the issuance of “blank check” preferred stock, (ii) providing for a Board of Directors with staggered terms, (iii) requiring super-majority or class voting to effect certain amendments to the articles and bylaws and to approve certain business combinations, (iv) limiting the persons who may call special stockholders’ meetings and (v) establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings. In addition, certain provisions of Massachusetts law to which we are subject may have the effect of discouraging, delaying or preventing a change in control or an unsolicited acquisition proposals.

Our stock price may be volatile, which could limit our access to the equity markets and could cause you to incur losses on your investment.
      Since 1999, our common stock has been publicly traded. Our stock has closed at prices ranging from a high of $16.90 in June 2001 to a low of $0.37 in April 2003. If our revenues do not grow or grow more slowly than we anticipate, or if operating expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past and could in the future be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities. In addition, the trading price of the common stock may be influenced by a number of factors, including the liquidity of the market for the common stock, investor perceptions of us and the equipment financing industry in general, variations in our quarterly operating results, interest rate fluctuations and general economic and other conditions. Moreover, the stock market recently has experienced significant price and value fluctuations, which have not necessarily been related to corporate operating performance. The volatility of the stock market could adversely affect the market price of the common stock and our ability to raise funds in the public markets.

There is no assurance that we will continue to pay dividends on our common stock in the future.
      During the fourth quarter of 2002, our Board of Directors suspended the future payment of dividends on our common stock to comply with our banking agreements at the time. We paid no dividends in the years ended December 31, 2003 and December 31, 2004, respectively. Subsequent to the end of fiscal year 2004, our Board of Directors announced a resumption of dividend payments with a cash dividend of $0.05 per share payable to shareholders of record on February 9, 2005. Additionally, the Company’s Board of Directors announced a second dividend of $0.05 per share payable on May 13, 2005 to holders of record of MicroFinancial common stock at the close of business on April 29, 2005. Future dividend payments are subject to ongoing quarterly review and evaluation by our Board of Directors, however. The decision as to the amount and timing of future dividends we may pay, if any, will be made at the discretion of our Board of Directors in light of our financial condition, capital requirements, earnings and prospects and any restrictions under our credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant. We can give you no assurance as to the amount and timing of payment of future dividends.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      See Item 7, Market Risk and Financial Instruments.

Item 8.	Financial Statements and Supplementary Data, Including Selected Quarterly Financial Data (Unaudited)
      MicroFinancial Incorporated’s Financial Statements, together with the related Independent Auditors’ Report, appear at pages F-1 through F-27 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

Disclosure controls and procedures
      We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Richard F. Latour, our President and Chief Executive Officer, and James R. Jackson, our Vice President and Chief Financial Officer, reviewed and are responsible for conducting this evaluation. Based on this evaluation, Messrs. Richard F. Latour and James R. Jackson concluded that, as of the date of their evaluation, our disclosure controls were effective.

Internal controls
      During the fourth quarter of our fiscal year ended December 31, 2004, no changes were made in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The sections, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Corporation” and “Proposal 1 — Election of Directors,” included in the Company’s proxy statement for its 2005 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005, are hereby incorporated by reference.

Item 11.	Executive Compensation
      The sections, “Compensation of Executive Officers” and “Governance of the Corporation” included in the Company’s proxy statement for its 2005 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005, are hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The section “Security Ownership of Certain Beneficial Owners and Management,” included in the Company’s proxy statement for its 2005 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      The section “Governance of the Corporation,” included in the Company’s proxy statement for its 2005 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005, is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services
      The section “Proposal 2 — Ratification of the Selection of MicroFinancial’s Independent Auditors,” included in the Company’s proxy statement for its 2005 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005, is hereby incorporated by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules, and Reports on Form 8-K

(a) (1)	Financial Statements MicroFinancial Incorporated’s Financial Statements, together with the related Independent Auditors’ Report, appear at pages F-1 through F-27 of this Form 10-K
    (2) None
    (3) Exhibits Index

Exhibit
Number	Description

3.1	Restated Articles of Organization, as amended. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

3.2	Bylaws. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

10.1	Fourth Amended and Restated Revolving Credit Agreement, dated August 22, 2000, among Leasecomm Corporation, the lenders parties thereto, and Fleet National Bank as agent. Incorporated by reference to Exhibit 10.6 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.

10.2	Forbearance Agreement dated January 3, 2003 among Leasecomm Corporation, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.11 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.3	Forbearance Agreement dated January 24, 2003 among Leasecomm Corporation, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.12 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.4	First Amendment to Fourth Amended and Restated Revolving Credit Agreement dated September 21, 2001 among Leasecomm Corporation, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.10 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

Exhibit
Number		Description

10.5		Second Amendment to Fourth Amended and Restated Revolving Credit Agreement dated April 14, 2003 among Leasecomm Corporation, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.6		Third Amendment to Fourth Amended and Restated Revolving Credit Agreement dated June 30, 2003 among Leasecomm Corporation, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

10.7		Fourth Amendment to Fourth Amended and Restated Revolving Credit Agreement dated November 7, 2003 among Leasecomm Corporation, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.7 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

10.8		Warrant Purchase Agreement dated April 14, 2003 among the Company, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.9		Form of Warrants to purchase Common Stock of the Company issued April 14, 2003, together with schedule of warrant holders. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.10		Co-Sale Agreement dated April 14, 2003 among the Company, Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle, Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr., and the Lenders named therein. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.11		Registration Rights Agreement dated April 14, 2003 among the Company and the Lenders named therein. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.12		Letter Agreement dated April 14, 2003 among Fleet National Bank, as Agent, the Company, and the holders of the Company’s 7.5% Term Notes. Incorporated by reference to Exhibit 10.14 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.13		Letter Agreement dated April 14, 2003 among Fleet National Bank, as Agent, the Company, and the holders of the Company’s Subordinated Capital Notes. Incorporated by reference to Exhibit 10.15 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.14		Commercial Lease, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.25 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.

10.15		Amendment to Lease #1, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.26 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.

10.16		Lease Extension for the facility at 10-M Commerce Way, Woburn, MA dated September 16, 2003 among MicroFinancial Incorporated and Cummings Properties, LLC. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.

10	.17*	1987 Stock Option Plan. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

10	.18*	Forms of Grant under 1987 Stock Option Plan Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

Exhibit
Number		Description

10	.19*	1998 Equity Incentive Plan Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.

10	.20*	Employment Agreement between the Company and Peter R. Bleyleben. Incorporated by reference to Exhibit 10.13 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

10	.21*	Employment Agreement between the Company and Richard F. Latour. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

10	.23*	Employment Agreement between the Company and Carol Salvo. Incorporated by reference to Exhibit 10.41 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

10	.24*	Employment Agreement between the Company and James R. Jackson, Jr.. Incorporated by reference to Exhibit 10.42 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

10	.25*	Employment Agreement between the Company and Stephen Constantino. Incorporated by reference to Exhibit 10.43 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

10	.26*	Employment Agreement between the Company and Steven LaCreta. Incorporated by reference to Exhibit 10.44 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

10	.27*	Forms of Restricted Stock Agreement grant under 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.27 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

10.28		Amended and Restated Standard Terms and Condition of Indenture dated as of September 2001 governing the MFI Finance Corp. I, 5.5800% Lease-Backed Notes, Series 2000-3 (the ‘2001-3 Notes‘). Incorporated by reference to Exhibit 10.15 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001.

10.29		Supplement to Indenture dated September 2001 governing the 2001-3 Notes. Incorporated by reference to Exhibit 10.16 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001.

10.30		Specimen 2001-3 Note. Incorporated by reference to Exhibit 10.17 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001.

10.31		Standard Terms and Conditions of Servicing governing the 2001-3 Notes. Incorporated by reference to Exhibit 10.18 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001

10.32		Direction and Permanent Waiver of Trigger Events and Servicer Events of Default dated April 15, 2003 among Ambac Assurance Corporation, Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), as indenture trustee, MFI Finance Corp. I and Leasecomm Corporation waiving certain covenants under the Amended and Restated Indenture dated as of September 1, 2001 and related documents thereto, all with respect to MFI Finance Corp. I. Incorporated by reference to Exhibit 10.6 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.33		First Amendment to Amended and Restated Indenture dated April 15, 2003 among the Company, MFI Finance Corp I, Wells Fargo, as back-up servicer and Wells Fargo, as indenture trustee. Incorporated by reference to Exhibit 10.8 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.34		Second Amendment to Servicing Agreement dated October 14, 2002 among the Company, MFI Finance Corp I, Wells Fargo, as back-up servicer and Wells Fargo, as indenture trustee. Incorporated by reference to Exhibit 10.13 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

Exhibit
Number	Description

10.35	Third Amendment to Servicing Agreement dated April 15, 2003 among the Company, MFI Finance Corp I, Wells Fargo, as back-up servicer and Wells Fargo, as indenture trustee. Incorporated by reference to Exhibit 10.9 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.36	Note Purchase Agreement dated as of June 10, 2004, by and between TimePayment Corp. LLC and Ampac Capital Solutions, LLC (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on June 15, 2004)

10.37	Subordinated Promissory Note dated June 10, 2004, to Ampac Capital Solutions, LLC by TimePayment Corp. LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on June 15, 2004)

10.38	Subordinated Conditional Guaranty dated June 10, 2004, by MicroFinancial Incorporated in favor of Ampac Capital Solutions, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on June 15, 2004)

10.39	Warrant Certificate to purchase 100,000 shares of Common Stock, dated June 10, 2004 issued to Acorn Capital Group, LLC by MicroFinancial Incorporated (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on June 15, 2004)

10.40	Warrant Certificate to purchase up to 191,685 shares of Common Stock, dated June 10, 2004 issued to Ampac Capital Solutions, LLC by MicroFinancial Incorporated (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on June 15, 2004)

10.41	Warrant Certificate to purchase up to 110,657 shares of Common Stock, dated June 10, 2004 issued to Ampac Capital Solutions, LLC by MicroFinancial Incorporated (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on June 15, 2004)

10.42	Registration Rights Agreement dated June 10, 2004 by and among MicroFinancial Incorporated, Acorn Capital Group, LLC and Ampac Capital Solutions, LLC (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on June 15, 2004)

10.43	Revolving Credit Agreement, dated as of September 29, 2004, by and among Leasecomm Corporation and TimePayment Corp. LLC, as Borrowers, MicroFinancial Incorporated, The CIT Group/Commercial Services, Inc., as Agent, and the other financial institutions from time to time party thereto, as Lenders. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 4, 2004)

10.44	$30,000,000 Revolving Credit Note, dated as of September 29, 2004, issued by Leasecomm Corporation and TimePayment Corp. LLC and payable to the order of The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 4, 2004)

10.45	Guaranty, dated as of September 29, 2004, by MicroFinancial Incorporated in favor of The CIT Group/Commercial Services, Inc., as Agent. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on October 4, 2004)

10.46	Pledge Agreement, dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/Commercial Services, Inc., as Secured Party, on behalf of the Lenders. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on October 4, 2004)

10.47	Security Agreement, dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/Commercial Services, Inc., as Agent. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on October 4, 2004)

10.48	Intellectual Property Security Agreement, dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/Commercial Services, Inc., as Agent. (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on October 4, 2004)

10.49	Revolving Credit Assignment of Leases, dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/Commercial Services, Inc., as Agent. (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on October 4, 2004)

Exhibit
Number		Description

10.50		Warrant Purchase Agreement, dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/Commercial Services, Inc., as Investor. (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on October 4, 2004)

10.51		Warrant Certificate, dated as of September 29, 2004, for the purchase of 50,000 shares of common stock, issued by MicroFinancial Incorporated in favor of The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on October 4, 2004)

10.52		Registration Rights Agreement, dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/Commercial Services, Inc., as Holder. (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on October 4, 2004)

10.53		Warrant Certificate, dated as of September 29, 2004 for the purchase of 75,000 shares of common stock, issued by MicroFinancial Incorporated in favor of Stonebridge Associates, LLC. (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-Q filed on November 15, 2004)

10.54		Amendment to Warrant Certificate, dated as of September 29, 2004 for the purchase of 75,000 shares of common stock, issued by MicroFinancial Incorporated in favor of Stonebridge Associates, LLC. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 2, 2004)

21	.1†	Subsidiaries of Registrant

23	.1†	Consent of Vitale Caturano & Company Ltd.

23	.2†	Consent of Deloitte & Touche LLP

31	.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.
      (b) See (a)(3) above.
      (c) None.

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
Date: March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Bleyleben Peter R. Bleyleben	Chairman of the Board of Directors	March 30, 2005

/s/ Richard F. Latour Richard F. Latour	President, Chief Executive Officer, Treasurer, Clerk, Secretary and Director	March 30, 2005

/s/ James R. Jackson Jr. James R. Jackson Jr.	Vice President and Chief Financial Officer	March 30, 2005

/s/ Brian E. Boyle Brian E. Boyle	Director	March 30, 2005

/s/ Torrence C. Harder Torrence C. Harder	Director	March 30, 2005

/s/ Fritz Von Mering Fritz Von Mering	Director	March 30, 2005

/s/ Alan J. Zakon Alan J. Zakon	Director	March 30, 2005

MICROFINANCIAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of MicroFinancial, Incorporated Woburn, MA
We have audited the accompanying consolidated balance sheets of MicroFinancial Incorporated and subsidiaries (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Boston, MA
March 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of MicroFinancial Incorporated:
We have audited the accompanying consolidated balance sheet of MicroFinancial Incorporated (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
Vitale, Caturano & Company, Ltd.
Boston, MA
February 7, 2005

MICROFINANCIAL INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(In thousands, except
	share data)
ASSETS
Cash and cash equivalents	$6,533	$9,709
Net investment in leases and loans:
Receivables due in installments	175,788	59,679
Estimated residual value	19,110	9,502
Initial direct costs	1,804	453
Less:
Advance lease payments and deposits	(37)	(25)
Unearned income	(23,729)	(6,313)
Allowance for credit losses	(43,011)	(14,963)

Net investment in leases and loans	$129,925	$48,333
Investment in service contracts, net	8,844	4,777
Investment in rental contracts, net	3,758	1,785
Restricted cash	2,376	—
Property and equipment, net	2,086	754
Other assets	2,892	2,412
Deferred income taxes, net	—	3,500

Total assets	$156,414	$71,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$58,843	$34
Subordinated notes payable	3,262	4,589
Capitalized lease obligations	209	41
Accounts payable	3,186	2,474
Other liabilities	4,104	2,039
Income taxes payable	7,789	—
Deferred income taxes	7,755	—

Total liabilities	85,148	9,177

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2003 and 2004	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,410,646 shares issued at December 31, 2003 and 2004	134	134
Additional paid-in capital	44,245	45,244
Retained earnings	29,402	19,186
Treasury stock, at cost (234,230 and 225,480 shares at December 31, 2003 and December 31, 2004, respectively)	(2,515)	(2,420)
Deferred compensation	—	(51)

Total stockholders’ equity	71,266	62,093

Total liabilities and stockholders’ equity	$156,414	$71,270

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2002	2003	2004

	(In thousands, except per-share data)
Revenues:
Income on financing leases and loans	$53,012	$30,904	$11,970
Rental income	37,154	34,302	31,009
Income on service contracts	9,734	8,593	5,897
Loss and damage waiver fees	6,257	5,525	4,016
Service fees and other	20,665	12,250	7,475

Total revenues	126,822	91,574	60,367

Expenses:
Selling, general and administrative	45,535	33,856	26,821
Provision for credit losses	88,948	59,758	47,918
Depreciation and amortization	18,385	16,592	14,010
Interest	10,787	7,515	2,283

Total expenses	163,655	117,721	91,032

Loss before benefit for income taxes	(36,833)	(26,147)	(30,665)
Benefit for income taxes	(14,735)	(10,460)	(20,449)

Net loss	$(22,098)	$(15,687)	$(10,216)

Net loss per common share — basic and diluted	$(1.72)	$(1.20)	$(0.77)

Dividends per common share	$0.150	$0.000	$0.000

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2003 and 2004

							Notes
	Common Stock		Additional		Treasury Stock		Receivable		Total
			Paid-in	Retained			From	Unearned	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Officers	Compensation	Equity

	(In thousands, except share data)
Balance at December 31, 2001	13,410,646	$134	$47,723	$69,110	588,700	$(6,343)	$(68)	$0	$110,556
Common stock dividends				(1,923)					(1,923)
Notes receivable from officers and employees							68		68
Net loss				(22,098)					(22,098)

Balance at December 31, 2002	13,410,646	$134	$47,723	$45,089	588,700	$(6,343)	$0	$0	$86,603
Restricted stock granted			284					(284)	—
Restricted stock forfeited			(11)					11	—
Amortization of unearned compensation								273	273
Treasury stock issued			(3,828)		(354,470)	3,828			—
Warrants issued			77						77
Net loss				(15,687)					(15,687)

Balance at December 31, 2003	13,410,646	$134	$44,245	$29,402	234,230	$(2,515)	$0	$0	$71,266
Restricted stock granted			79					(79)	—
Amortization of unearned compensation								28	28
Treasury stock issued			(95)		(8,750)	95			—
Warrants issued			1,015						1,015
Net loss				(10,216)					(10,216)

Balance at December 31, 2004	13,410,646	$134	$45,244	$19,186	225,480	$(2,420)	$0	$(51)	$62,093

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Cash received from customers	$175,859	$136,834	$85,000
Cash paid to suppliers and employees	(41,573)	(39,359)	(26,274)
Cash (paid) received for income taxes	(3,829)	9,451	2,404
Interest paid	(10,222)	(8,987)	(2,364)
Interest received	393	113	27

Net cash provided by operating activities	120,628	98,052	58,793

Cash flows from investing activities:
Investment in lease contracts	(66,042)	(2,260)	(714)
Investment in inventory	(2,989)	(225)	(99)
Investment in direct costs	(4,150)	(137)	—
Investment in service contracts	(6,773)	—	—
Investment in fixed assets	(255)	(221)	(99)
Repayment of notes from officers	68	—	—
Repayment of notes receivable	—	4	—

Net cash used in investing activities	(80,141)	(2,839)	(912)

Cash flows from financing activities:
Proceeds from secured debt	33,521	—	11,419
Repayment of secured debt	(66,672)	(110,054)	(69,978)
Proceeds from refinancing of secured debt	490,000	—	—
Prepayment of secured debt	(490,100)	—	—
Proceeds from short-term demand notes payable	305	—	—
Repayment of short-term demand notes payable	(1,181)	(30)	(250)
Proceeds from issuance of subordinated debt	—	—	2,000
Repayment of subordinated debt	—	—	(110)
(Increase) decrease in restricted cash	1,983	16,140	2,376
Repayment of capital leases	(430)	(230)	(162)
Payment of dividends	(2,565)	—	—

Net cash provided by (used in) financing activities	(35,139)	(94,174)	(54,705)

Net increase in cash and cash equivalents	5,348	1,039	3,176
Cash and cash equivalents, beginning of period	146	5,494	6,533

Cash and cash equivalents, end of period	$5,494	$6,533	$9,709

Reconciliation of net income to net cash provided by operating activitities:
Net income (loss)	$(22,098)	$(15,687)	$(10,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(53,012)	(30,904)	(11,970)
Depreciation and amortization	18,385	16,592	14,010
Provision for credit losses	88,948	59,758	47,918
Recovery of equipment cost and residual value	102,058	72,202	39,621
Amortization of unearned compensation	—	273	28
Non-cash interest expense	—	—	194
Changes in assets and liabilities:
Increase (decrease) in income taxes payable	(2,811)	6,389	(7,789)
Increase in income taxes receivable	(8,652)	8,652	—
Increase (decrease) in deferred income taxes	(6,666)	(16,050)	(11,255)
Decrease (increase) in other assets	3,124	(1,207)	736
Increase (decrease) in accounts payable	1,323	(653)	(712)
Increase (decrease) in accrued liabilities	29	(1,313)	(1,772)

Net cash provided by operating activities	$120,628	$98,052	$58,793

Supplemental disclosure of noncash activities:
Property acquired under capital leases	$68	$0	$0
Fair market value of restricted stock issued	$0	$273	$79
Fair market value of warrants issued	$0	$77	$1,015
The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per-share data)

A.	Nature of Business
      MicroFinancial Incorporated (the “Company”) which operates primarily through its wholly-owned subsidiaries, Leasecomm Corporation and TimePayment Corp, LLC, is a specialized commercial finance company that primarily leases and rents “microticket” equipment and provides other financing services in amounts generally ranging from $400 to $15,000 with an average amount financed of approximately $1,900 and an average lease term of 44 months. The Company does not market its services directly to lessees but sources leasing transactions through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company has funded its operations primarily through borrowings under its credit facilities, the issuance of subordinated debt and on balance sheet securitizations. The Company operates as a single business segment.
      MicroFinancial incurred net losses of $22.1 million, $15.7 million, and $10.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. The net losses incurred by the Company during the third and fourth quarters of 2002 caused the Company to be in default of certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company’s credit facility failed to renew and consequently, the Company was forced to suspend substantially all new origination activity as of October 11, 2002. MicroFinancial has taken certain steps in an effort to improve its financial position. In June 2004, MicroFinancial secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note, that enabled the Company to resume microticket contract originations. In conjunction with raising new capital, the Company also inaugurated a new wholly owned operating subsidiary, TimePayment Corp. LLC. On September 29, 2004, MicroFinancial secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the previous one year, $8 million line of credit obtained in June 2004 under more favorable terms and conditions including, but not limited to, pricing at prime plus 1.5% or LIBOR plus 4%. In addition, it retired the existing outstanding debt with the former bank group.
      Management has also continued to take steps to reduce overhead, including a reduction in headcount from 203 at December 31, 2002 to 136 at December 31, 2003. During the twelve months ended December 31, 2004, the employee headcount was further reduced to 103 in a continued effort to maintain an infrastructure that is aligned with current business conditions.
      MicroFinancial, through its wholly owned subsidiaries, periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose entities. MFI Finance Corporation I (or “MFI I”) and MFI Finance Corporation II, LLC (or “MFI II”) are special purpose entities. The assets of such special purpose entities and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, TimePayment Corp. LLC, MicroFinancial Incorporated, or other affiliates. While Leasecomm Corporation generally does not sell its interests in leases, service contracts or loans to third parties after origination, the Company does, from time to time, contribute certain leases, service contracts, or loans to special-purpose entities for purposes of obtaining financing in connection with the related receivables. The contribution of such assets under the terms of such financings are intended to constitute “true sales” of such assets for bankruptcy purposes (meaning that such assets are legally isolated). However, the special purpose entities to which such assets are contributed are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant areas requiring the use of management estimates are the allowance for credit losses, and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents
      The Company considers all highly liquid instruments purchased with remaining maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments, repurchase agreements, commercial paper and US Government and Government-sponsored Securities.

Restricted Cash
      As part of its servicing obligation under the securitization agreements, the Company collects cash receipts for financing contracts that have been pledged to special purpose entities. These collections are segregated into separate accounts for the benefit of the entities to which the related contracts were pledged or sold and are remitted to such entities on a weekly basis. These restrictions expired in 2004 shortly after the MFI Finance Corporation I notes were repaid.

Leases and Revenue Recognition
      The Company’s lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred, and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the effective interest method, which results in a level rate of return on the net investment in leases. Unamortized unearned lease income and initial direct costs are written off if, in the opinion of management, the lease agreement is determined to be impaired.
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

Allowance for Credit Losses
      The Company maintains an allowance for credit losses on its investment in leases, service contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The allowance is determined principally on the basis of the historical loss experience of the Company and the

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
level of recourse provided by such lease, service contract or loan, if any, and reflects management’s judgment of additional loss potential considering current economic conditions and the nature and characteristics of the underlying lease portfolio. The Company determines the necessary periodic provision for credit losses, taking into account actual and expected losses in the portfolio, as a whole, and the relationship of the allowance to the net investment in leases, service contracts and loans.
      It is management’s opinion, given the nature of its business and the large number of small balance lease receivables, that a lease is impaired when one of the following occurs: (i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) an account has become 360 days past due without contact with the lessee for 12 months. Management regularly reviews the collectability of its lease receivables based upon all of its communications with the individual lessees through its extensive collection efforts and through further review of the creditworthiness of the lessee.

Investment in Service Contracts
      The Company’s investments in cancelable service contracts are recorded at cost and amortized over the expected life of the service period, which is seven years. Income on service contracts is recognized monthly as the related services are provided.
      At December 31, 2003 and 2004, investment in service contracts consisted of the following:

	December 31,

	2003	2004

Gross investment in service contracts	$14,673	$9,968
Less accumulated depreciation and amortization	(5,829)	(5,191)

Investment in service contracts, net	$8,844	$4,777

      The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in service contracts.

Investment in Rental Contracts
      The Company’s investments in rental contracts are either recorded at estimated residual value for converted leases and depreciated using the straight-line method over a period of twelve months or at the acquisition cost and depreciated using the straight line method over a period of three years.
      At December 31, 2003 and 2004, investment in rental contracts consisted of the following:

	December 31,

	2003	2004

Gross investment in rental contracts	$14,578	$11,061
Less accumulated depreciation and amortization	(10,820)	(9,276)

Investment in rental contracts, net	$3,758	$1,785

      The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts.

Property and Equipment
      Office furniture, equipment and capital leases are recorded at cost and depreciated using the straight-line method over a period of three to five years. Leasehold improvements are amortized over the shorter of the life

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the lease or the asset. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income.

Fair Value of Financial Instruments
      For financial instruments including cash and cash equivalents, restricted cash, net investment in leases and loans, accounts payable, and other liabilities, the Company believes that the carrying amount approximates fair value.

Debt Issue Costs
      Debt issuance costs incurred in securing credit facility financing are capitalized and subsequently amortized over the term of the credit facility.

Income Taxes
      Deferred income taxes are determined under the asset/liability method. Differences between the financial statement and tax bases of assets and liabilities are measured using the currently enacted tax rates expected to be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes. The principal differences between assets and liabilities for financial statement and tax return purposes are the treatment of leased assets, accumulated depreciation and provisions for credit losses. The deferred tax liability is reduced by loss carry-forwards and alternative minimum tax credits available to reduce future income taxes. In addition, Management must assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and determine the need for a valuation allowance.

New Accounting Pronouncements
      In July 2004, the FASB issued EITF Issue No. 04-8 (“EITF 04-8”) “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 includes new guidance for determining when the dilutive effect of contingently convertible debt investments (“Co-Cos”) should be included in diluted earnings per share. The accounting guidance provided in EITF 04-8 is effective for reporting periods beginning after December 15, 2004. The Company has determined that the adoption of this Statement will not have a material impact on its results of operations of consolidated financial position.
      In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
      SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company is currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures. SFAS 123R will be effective for the Company beginning July 1, 2005.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has elected to apply the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchased or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.
      For unvested awards, the compensation cost related to the remaining ‘requisite service’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition or pro forma disclosures under SFAS 123. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share discussed below in “Stock-based Employee Compensation”.
      SFAS No. 151, Inventory Costs — An amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004. SFAS 151 reinforces that abnormal levels of idle facility expense, freight, handling costs and spoilage are required to be expensed as incurred and not included in overhead. The statement also requires fixed production overheads be allocated to conversion costs based on the production facility’s normal capacity. The provisions in Statement 151 are effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has determined that the adoption of this Statement will not have a material impact on its results of operations of consolidated financial position.
      On December 16, 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (SFAS 153). APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29) required that nonmonetary exchanges be accounted for at fair value, subject to certain exceptions. SFAS 153 has removed the exception for nonmonetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all nonmonetary asset exchanges in fiscal periods beginning after June 15, 2004. The Company has determined that the adoption of this Statement will not have a material impact on its results of operations of consolidated financial position.

Reclassification of Prior Year Balances
      Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current presentation.

Net Income (Loss) Per Common Share
      Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. All stock options, common stock warrants, and unvested restricted stock were excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2002, 2003 and 2004 because their inclusion would have had an antidilutive effect on net income (loss) per share. Options to purchase 2,995,000 shares of common stock were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2002 because their effects were antidilutive. At December 31, 2003, 1,675,000 options and 268,199 warrants were excluded from the computation of diluted net income (loss) per share. At December 31, 2004, 1,675,000 options, 663,035 warrants, and 16,250 unvested shares of

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restricted stock were excluded from the computation of diluted net income (loss) per share because their effects were antidilutive.

	For the Years Ended December 31,

	2002	2003	2004

Net loss	$(22,098)	$(15,687)	$(10,216)
Shares used in computation:
Weighted-average common shares outstanding used in computation of net loss per common share	12,821,946	13,043,744	13,182,833
Dilutive effect of common stock options	—	—	—

Shares used in computation of net loss per common share — assuming dilution	12,821,946	13,043,744	13,182,833

Net loss per common share — basic and diluted	$(1.72)	$(1.20)	$(0.77)

Stock-based Employee Compensation
      All stock options issued to directors and employees have an exercise price not less than the fair market value of the Company’s common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic-value method, there is no related compensation expense recorded in the Company’s financial statements. The Company follows the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that compensation under a fair value method be determined using the Black-Scholes option-pricing model and disclosed in a pro forma effect on earnings and earnings per share. The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The current period amortization of unearned compensation expense relating to the restricted stock awards is reflected in net income (loss). No other stock-based employee compensation cost is reflected in net income (loss), as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in variable compensation costs had an exercise price greater than the fair market value of the underlying common stock on December 31, 2002, 2003 and 2004, respectively. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Year Ended December 31,

	2002	2003	2004

Net loss, as reported	$(22,098)	$(15,687)	$(10,216)
Add: Stock based employee compensation expense Included in reported net loss	—	273	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,475)	(1,065)	(877)

Pro forma net income (loss)	$(23,573)	$(16,479)	$(11,065)

Net Income (loss) per share:
As reported — Basic and Diluted	$(1.72)	$(1.20)	$(0.77)

Pro forma — Basic and Diluted	$(1.84)	$(1.26)	$(0.84)

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There were no options granted during the year ended December 31, 2004. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2002	2003

Risk-free interest rate	3.63%	3.34%
Expected dividend yield	0.80%	0.00%
Expected life	7 years	7 years
Volatility	68.00%	76.00%
      The weighted-average fair value at the date of grant for options granted during 2002 and 2003 approximated $2.03 and $0.62 per option, respectively.

C.	Net Investment in Leases
      At December 31, 2004, future minimum payments on the Company’s lease receivables are as follows:

For the Year Ended
December 31,

2005	$54,262
2006	4,735
2007	552
2008	118
2009	12
Thereafter	—

Total	$59,679

      At December 31, 2004, the weighted-average remaining life of leases in the Company’s lease portfolio is approximately 12 months and the implicit rate of interest is approximately 30.1%.
      The Company’s business is characterized by a high incidence of delinquencies that in turn may lead to significant levels of defaults. The Company evaluates the collectability of leases originated and loans based on the level of recourse provided, if any, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. The Company provides an allowance for credit losses for leases which are considered impaired.
      The Company takes charge-offs against its receivables when such receivables are 360 days past due and no contact has been made with the lessee for 12 months.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the Company’s allowance for credit losses as of December 31, 2002, 2003, and 2004 and the related provisions, charge-offs and recoveries for the years ended December 31, 2002, 2003, and 2004.

Balance of allowance for credit losses at December 31, 2001		$45,026

Balance of other asset reserve at December 31, 2001		$401

Provision for leases and loans credit losses	88,948
Total provisions for credit losses		88,948
Charge-offs (including $401 in other asset charge-offs)	76,844
Recoveries	11,763

Charge-offs, net of recoveries		65,081

Balance of allowance for credit losses at December 31, 2002		$69,294

Provision for leases and loans credit losses	59,758
Total provisions for credit losses		59,758
Charge-offs	93,153
Recoveries	7,112

Charge-offs, net of recoveries		86,041

Balance of allowance for credit losses at December 31, 2003		$43,011

Provision for leases and loans credit losses	47,918
Total provisions for credit losses		47,918
Charge-offs	81,763
Recoveries	5,797

Charge-offs, net of recoveries		75,966

Balance of allowance for credit losses at December 31, 2004		$14,963

      In conjunction with the origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interests is estimated at inception of the lease and evaluated periodically for impairment. The following table sets forth the Company’s estimated residual value as of December 31, 2001, 2002, 2003, and 2004 and changes in the Company’s estimated residual value as a result of new originations, and lease terminations for the years ended December 31, 2002, 2003, and 2004.

Balance of Estimated Residual Value at December 31, 2001	$37,114
New Originations	10,254
Lease Terminations	(16,614)

Balance of Estimated Residual Value at December 31, 2002	$30,754
New Originations	186
Lease Terminations	(11,830)

Balance of Estimated Residual Value at December 31, 2003	$19,110
New Originations	92
Lease Terminations	(9,700)

Balance of Estimated Residual Value at December 31, 2004	$9,502

      New originations represent the residual value added to the Company’s estimated residual value upon origination of new leases. Lease terminations represent the residual value deducted from the company’s estimated residual value upon the termination of a lease (i) that is bought out during or at the end of the lease

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term; (ii) upon expiration of the original lease term when the lease converts to an extended rental contract or (iii) that has been charged off by the Company.

D.	Property and Equipment
      At December 31, 2003 and 2004, property and equipment consisted of the following:

	December 31,

	2003	2004

Inventory	$904	$261
Computer Equipment	6,124	5,521
Office Equipment	1,155	1,115
Leasehold improvements	112	112

	8,295	7,009
Less accumulated depreciation and amortization	6,209	6,255

Total	$2,086	$754

      Depreciation expense associated with property and equipment totaled $2,261,000, $1,445,000, and $801,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Total depreciation and amortization expense was $18,385,000, $16,592,000, and $14,010,000 for the years ended December 31, 2002, 2003 and 2004, respectively.
      At December 31, 2003 and 2004, computer equipment includes $1,650,000 and $972,000 under capital leases. Accumulated amortization related to capital leases amounted to $1,437,000 and $915,000 in 2003 and 2004, respectively.

E.	Notes Payable and Subordinated Debt

Notes Payable
      The Company had borrowings outstanding under its respective credit facilities, securitization, and long-term debt agreements with the following terms:

		Amounts Outstanding as of

		December 31,	December 31,
	Interest Rate	2003	2004

	(Dollars in thousands)
Credit facility — old	prime + 2.0%	$55,346	$—
Credit facility — CIT	prime + 1.5%	—	34
MFI I term note securitization	5.58%	3,247	—
Term notes	7.50%	250	—
Subordinated notes	7.0%-13.0%	3,262	5,152

		$62,105	$5,186

      On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. The prime rates at

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003, and December 31, 2004 were 4.00% and 5.25% respectively. The 90-day LIBOR rate at December 31, 2004 was 2.56%.
      In connection with the issuance of the above line of credit, the Company issued warrants to CIT to purchase an aggregate of 50,000 shares of the Company’s common stock at an exercise price of $0.825 per share and expiring on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on notes payable. The resulting notes payable discount was $139,000, which is being amortized to interest expense under the effective interest method. As of December 31, 2004, $14,000 had been accreted to interest expense.
      Also in connection with the issuance of the above line of credit, the Company issued warrants to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $3.704 per share and expiring on June 10, 2007. The warrants were issued to the financial advisor the Company engaged to secure the CIT line of credit. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and debt issue costs. The resulting debt issue costs was $131,000, which is being amortized over the life of the commitment. As of December 31, 2004, $10,000 had been amortized to debt issue expense.
      Borrowings on the above senior secured revolving line of credit were used to pay off the Company’s existing lending syndicate in full, and replaced the $8.0 million line of credit secured in June 2004, both of which are discussed further below. Outstanding borrowings are collateralized by eligible lease contracts pledged specifically to CIT. In addition, the Company granted CIT a security interest in all of the assets of the Company to further collateralize the outstanding borrowings.
      Prior to obtaining the $30.0 million secured line of credit discussed above, the Company had borrowings outstanding under a $192.0 million senior credit facility with a group of financial institutions (the lending syndicate), which had failed to renew as of September 30, 2002. While cash flows from its portfolio and other fees had been sufficient to repay amounts borrowed under the senior credit facility, securitizations and subordinated debt, in October 2002, the Company was forced to suspend virtually all new contract originations until a new source of liquidity was obtained or until such time as the senior credit facility was paid in full.
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
      Also, on April 14, 2003, the Company issued warrants to purchase an aggregate of 268,199 shares of the Company’s common stock at an exercise price of $.825 per share. The warrants were issued to the nine lenders in the Company’s lending syndicate in connection with the waiver of defaults and an extension of the Company’s term loan. Due to the anti-dilutive rights contained in the warrant agreement, on June 10, 2004, an additional 2,207 warrants were issued to the nine lenders in the Company’s lending syndicate and all of the warrants were re-priced to $.818 per share. This was a result of the issuance of warrants in connection with the $10.0 million credit facility discussed below. The warrants held by the nine lenders in the Company’s lending syndicate became 50% exercisable as of June 30, 2004. Since all of the Company’s obligations to the lenders were paid in full prior to September 30, 2004, the remaining 50% of the warrants were automatically canceled pursuant to the terms of the agreement. Unless the warrants are exercised, they will expire on September 30, 2014. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounted for as additional paid in capital. The resulting cost of the warrants was $77,000, which is being amortized to interest expense under the interest method. As of December 31, 2004, because the debt had been repaid in full, the entire $77,000 had been accreted to interest expense. The resulting effective interest rate on the senior credit facility was prime plus 2.09%.
      On June 10, 2004, the Company, through its new subsidiary, TimePayment Corp LLC entered into a one year revolving line of credit whereby it could borrow a maximum of $8.0 million based upon qualified lease receivables. According to the agreement, outstanding borrowings bear interest at 15.6%. Upon the closing of the $30.0 million senior secured revolving line of credit with CIT, the $8.0 million line of credit was terminated by the Company.
      In connection with the issuance of the above $8.0 million line of credit, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $6.00 per share and expiring on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on notes payable. The resulting discount was $117,000, which was being amortized to interest expense under the interest method. Since the $8.0 million line of credit was canceled as of September 29, 2004, as of December 31, 2004, the entire discount had been accreted to interest expense.
      MFI I issued three series of notes, the 2000-1 Notes, the 2000-2 Notes, and the 2001-3 Notes. In March 2000, MFI I issued the 2000-1 Notes in aggregate principal amount of $50,056,686. In December 2000, MFI I issued the 2000-2 Notes in aggregate principal amount of $50,561,633. In September 2001, MFI I issued the 2001-3 Notes in aggregate principal amount of $39,397,354. As of December 31, 2004, all of the notes issued by MFI I had been fully repaid.
      At December 31, 2003, the Company also had other notes payable that totaled $250,000. These notes were two-year term notes bearing interest at a rate of 7.5%. Other notes payable included $250,000 due to stockholders and directors of the Company at December 31, 2003. Interest paid to stockholders under such notes was not material for the years ended December 31, 2002 and 2003. These notes were fully repaid as of December 31, 2004.

Subordinated Notes Payable
      At December 31, 2003 and 2004, the Company also had subordinated debt outstanding amounting to $3,262,000 and $4,589,000 ($5,152,000 net of a discount of $563,000) respectively. This debt is subordinated in the rights to the Company’s assets to notes payable to the primary lenders as described above. Outstanding borrowings bear interest ranging from 8% to 13.0% for fixed rate financing and prime plus 3% to 4% for variable rate financing. These notes have maturity dates ranging from February 2005 to November 2007.
      In June 2004, TimePayment Corp LLC secured a commitment for a three year subordinated note for $2.0 million, simultaneously with the closing of the $8.0 million credit line discussed above. According to the agreement, outstanding borrowings bear interest at 13.0%.
      In connection with the issuance of the $2.0 million subordinated note discussed above, the Company issued warrants to purchase 110,657 shares of the Company’s common stock at an exercise price of $2.00 per share and 191,685 shares of the Company’s common stock at an exercise price of $2.91 per share, both expiring on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on subordinated notes payable. The resulting discount was $628,000, which is being amortized to interest expense under the interest method. As of December 31, 2004, $65,000 had been accreted to interest expense and the resulting effective interest rate on the subordinated note was the base rate plus 12.4%.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2003 and 2004, subordinated notes payable included $727,000 and $652,000 respectively due to stockholders, officers and directors. Interest paid to stockholders, officers and directors under such notes, at rates ranging between 8% and 12%, amounted to $84,000, $83,000, and $83,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

Repayment Schedule
      At December 31, 2004, the repayment schedule for outstanding notes and subordinated notes is as follows:

	Revolving
	Credit	Long-Term
For the Period Ended December 31,	Facility(1)	Debt	Total

2005	$34	$2,052	$2,086
2006	—	3,100	3,100
2007	—	—	—
2008	—	—	—
2009	—	—	—
Thereafter	—	—	—

	34	5,152	$5,186
Less Discount		(563)	(563)

	$34	$4,589	$4,623

(1)	The Company’s obligation to repay the revolving credit facility in the current year is subject to lease collateral availability and the borrowing base formula. The credit facility expires on September 29, 2007.
      It is estimated that the carrying amounts of the Company’s borrowings under its variable rate revolving credit agreements approximate their fair value. The fair value of the Company’s short-term and long-term fixed rate borrowings is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2003 and 2004, the aggregate carrying value of the Company’s fixed rate borrowings was approximately $6,759,000 and $5,152,000 respectively, with an estimated fair value of approximately $6,553,000 and $5,127,000 respectively.

F.	Preferred Stock
      At December 31, 2003 and 2004, the Company had authorized 5,000,000 shares of preferred stock with a par value of $0.01 of which zero shares were issued and outstanding.

G.	Stockholders’ Equity

Common Stock
      The Company had 25,000,000 authorized shares of common stock with a par value of $.01 per share of which 13,410,646 shares were issued and outstanding at December 31, 2003 and 2004.

Treasury Stock
      The Company had 234,230 and 225,480 shares of common stock in treasury at December 31, 2003 and 2004, which is recorded at cost.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Restricted Stock
      In 1987, the Company adopted its 1987 Stock Option Plan (the “Plan”) which provided for the issuance of qualified or nonqualified options to purchase shares of the Company’s common stock. In 1997, the Company’s Board of Directors approved an amendment to the Plan, as a result of the June 16, 1997 stock split. Pursuant to this amendment, the aggregate number of shares issued could not exceed 1,220,000 and the exercise price of any outstanding options issued pursuant to the Plan would be reduced by a factor of ten and the number of outstanding options issued pursuant to the Plan would be increased by a factor of ten. The Company adopted the 1998 Equity Incentive Plan (the “1998 Plan”) on July 9, 1998. The 1998 Plan permits the Compensation Committee of the Company’s Board of Directors to make various long-term incentive awards, generally equity-based, to eligible persons. The Company reserved 4,120,380 shares of its common stock for issuance pursuant to the 1998 Plan. Qualified stock options, which are intended to qualify as “incentive stock options” under the Internal Revenue Code, may be issued to employees at an exercise price per share not less than the fair value of the common stock at the date granted as determined by the Board of Directors. Nonqualified stock options may be issued to officers, employees and directors of the Company as well as consultants and agents of the Company at an exercise price per share not less than fifty percent of the fair value of the common stock at the date of grant as determined by the Board. The vesting periods and expiration dates of the grants are determined by the Board of Directors. The option period may not exceed ten years.
      On February 7, 2003, the Company offered non-director employees and executives who had been granted stock options in the past the opportunity to cancel any of the original option agreements in exchange for a grant of restricted stock. All option awards subject to the offer were converted to restricted stock. In connection with this offer, on February 12, 2003, 1,325,000 options converted to 319,854 shares of restricted common stock. In addition, on March 17, 2003, one non-employee director was granted 50,000 shares of restricted stock. The restricted stock vested 20% upon grant, and 5% on the first day of each quarter after the grant date, with accelerated vesting if the price of the Company’s common stock exceeds certain thresholds during the vesting period. As of December 31, 2003, 15,384 shares had been canceled, 354,470 shares were fully vested, and $273,000 had been amortized from unearned compensation to compensation expense, such that no further compensation expense will be recorded related to these shares.
      On February 4, 2004, one non-employee director was granted 25,000 shares of restricted stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized and unearned compensation on the balance sheet is reduced. As of December 31, 2004, 8,750 shares were fully vested, and $28,000 had been amortized from unearned compensation to compensation expense.
      There was no stock option activity during the year ended December 31, 2004. The following summarizes the stock option activity for the years ended December 31, 2002 and 2003:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price

Outstanding at December 31, 2001	2,036,000	$9.48 to $13.544	$11.337
Canceled	(391,000)	$6.70 to $13.544	$11.184
Granted	1,350,000	$1.585 to $6.70	$3.555

Outstanding at December 31, 2002	2,995,000	$1.585 to $13.544	$7.849

Converted to Restricted Stock	(1,325,000)	$1.585 to $13.10	$7.727
Canceled	(195,000)	$1.585 to $12.313	$7.618
Granted	200,000	$0.86	$0.860

Outstanding at December 31, 2003 and December 31, 2004	1,675,000	$0.86 to $13.544	$7.139

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The options vest over five years and are exercisable only after they become vested. At December 31, 2002, 2003 and 2004, 876,000, 843,000 and 1,178,000 respectively, of the outstanding options were fully vested.
      At December 31, 2003 and 2004, 1,675,000 shares of common stock were reserved for common stock option exercises.
      Information relating to stock options at December 31, 2004, summarized by exercise price, is as follows:

	Outstanding		Exercisable

		Weighted-	Weighted-
		Average Life	Average
Exercise Price	Shares	(Years)	Exercise Price	Shares

$12.3125	359,391	4.16	$12.3125	359,391
$13.5440	40,609	4.16	$13.5440	40,609
$9.7813	350,000	5.15	$9.7813	280,000
$13.1000	90,000	6.14	$13.1000	54,000
$6.7000	235,000	7.16	$6.7000	94,000
$1.5850	400,000	7.91	$1.5850	240,000
$0.8600	200,000	8.08	$0.8600	110,000

$0.86 to $13.544	1,675,000	6.26	$8.0865	1,178,000

H.	Income Taxes
      The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,

	2002	2003	2004

Current:
Federal	$(7,198)	$4,683	$(8,045)
State	(872)	907	(1,149)

	(8,070)	5,590	(9,194)

Deferred:
Federal	(4,685)	(13,510)	(12,098)
State	(1,980)	(2,540)	843

	(6,665)	(16,050)	(11,255)

Total	$(14,735)	$(10,460)	$(20,449)

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2003 and 2004, the components of the net deferred tax liability and asset were as follows:

	2003	2004

Deferred tax assets:
Allowance for credit losses	$9,367	$5,338
Depreciation and amortization	10,723	3,567
Alternative minimum tax credit	—	1,384
Federal NOL Carryforward	—	4,903
State NOL and other state attributes	1,922	2,588
State Valuation Allowance	—	(2,339)

Total deferred tax assets	$22,012	$15,442

Deferred tax liabilities:
Lease receivable and unearned income	$(21,402)	$(7,960)
Residual value	(7,644)	(3,801)
Initial direct cost	(722)	(181)

Total deferred tax liabilities	$(29,768)	$(11,942)

Net deferred tax (liability) asset	$(7,755)	$3,500

      At December 31, 2004, the Company has a Federal loss carry-forward of $14.0 million which may be used to offset future income. This loss carry-forward is available for use against future Federal income until expiration in 2024. In addition, at December 31, 2004, the Company has State net operating loss carry-forwards of $25.7 million which may be used to offset future income. Such State NOL’s have restrictions and expire in approximately three to twenty years. The Company has recorded a valuation allowance against the State deferred tax assets as it is unlikely that these deferred tax assets will be fully realized.
      The following is reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

	For the Years Ended December 31,

	2002	2003	2004

Federal statutory rate	(35.00)%	(35.00)%	(35.00)%
State income taxes, net of federal benefit	(5.38)%	(4.91)%	(5.60)%
State valuation allowance	—%	—%	7.63%
Nondeductible expenses and other	0.38%	(0.09)%	(33.71)%

Effective income tax rate	(40.00)%	(40.00)%	(66.68)%

      The calculation of the Company’s tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations for federal and state purposes. For the year ended December 31, 2004, the Nondeductible expenses and other rate of (33.71%) includes the benefit of $7.9 million that resulted from a reduction in the Company’s estimate of certain tax liabilities that had been included in income taxes payable on the Company’s balance sheet.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Commitments and Contingencies

Operating and Capital Leases
      The Company’s lease for its facility in Woburn, Massachusetts expires in 2005. In 2003, the Company vacated the facilities in Waltham, Massachusetts, Newark, California and Herndon, Virginia and negotiated early terminations of the outstanding leases. The lease for this space expires on December 31, 2005. The Company is currently evaluating whether to renew the current lease or to move to a new facility. The Company does not expect this decision to have a material effect on its operations.
      The Company also has entered into various operating lease agreements ranging from three to four years for additional office equipment. At December 31, 2004, the future minimum lease payments under non-cancelable operating leases are as follows:

For the Years Ended December 31,

2005	$585
2006	—
2007	—
2008	—
2009	—
Total	$585

      Rental expense under operating leases totaled $2,321,000, $1,620,000 and $631,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Rental expense for the year ended 2002 includes $316,000 for the net present value for the remaining lease payments on office space that was not being utilized.
      The Company has entered into various capital lease agreements ranging from three to four years for office equipment, computer equipment and telecommunication systems. At December 31, 2004, future minimum lease payments under capital leases were as follows:

For the Years Ended December 31,

2005	$42
2006	—
2007	—
2008	—
2009	—

Total minimum lease payments	42
Less amounts representing interest	(1)

Total	$41

Legal Matters
      Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuits described below are subject to substantial legal defenses, and the Company is vigorously defending each of the allegations. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company’s results of operations or financial position.
      A. In October 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. § 1964), fraud, unfair and

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm’s dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm’s lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the court dismissed the complaint with leave to file an amended complaint. An Amended Complaint was filed in November 2003. The Company filed a Motion to Dismiss the Amended Complaint, which was denied by the United States District Court in September 2004. The Company has filed an answer to the Amended Complaint denying the Plaintiffs’ allegations and asserting counterclaims. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
      B. On August 22, 2002 plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. On March 31, 2003 the trial court entered an Order denying the Company’s Motion to Dismiss. An appeal of the Order was filed with the Alabama Supreme Court on May 12, 2003. On February 20, 2004, the Alabama Supreme Court overruled the Company’s application for rehearing. On February 24, 2004, Plaintiff filed a First Amended Class Action Complaint in which Plaintiff added Electronic Commerce International (“ECI”) as an additional party defendant. No new allegations were asserted against the Company in the Amended Complaint. On March 31, 2004 the Company filed an answer to the Amended Complaint denying the Plaintiff’s allegations. The Company continues to deny any wrongdoing and plans to vigorously defend this claim. The Company also filed an additional motion to enforce a forum selection clause, which, if successful, would have caused the case to be dismissed with leave to re-file in Massachusetts. Galaxy Mall filed a similar motion. The motions were scheduled to be heard in September 2004, however, the parties have reached an agreement on settlement terms and are currently drafting the settlement documents. The settlement, if finalized and signed by the parties, will require court approval to become effective. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
      C. In March 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserted claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint. The Court allowed the Company’s motion to dismiss the Amended Complaint in March 2004. In May 2004, a purported class action on behalf of the same named plaintiffs and asserting the same claims was filed in Cambridge District Court. The Company has filed a Motion to Dismiss the Complaint, which was heard in August 2004, and denied by the District Court. On September 16, 2004, the Company filed an Answer and Counterclaims to the Amended Complaint denying the plaintiffs’ allegations. On March 2, 2005, the plaintiffs filed a motion for leave to file an amended complaint. The Court has not

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ruled yet on plaintiffs’ motion for leave to file an amended complaint. In plaintiffs’ proposed amended complaint plaintiffs seek to add a claim for usury against the Company. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
      D. On April 28, 2003, Plaintiff Wallace Dickey filed a purported class action against Leasecomm Corporation, Cardservice International, Inc., Linkpoint International, Inc., and Clear Commerce Corporation alleging that he lease-financed through Leasecomm the right to use certain computer software manufactured, distributed, and sold by the other defendants. The Plaintiff did not allege that Leasecomm failed to provide the lease financing contemplated by the Leasecomm lease. Instead, the Plaintiff alleged that the other defendants’ software failed to operate as well as he believed it would. He sued for a declaration that would allow him to rescind his contract, to recover money paid in the course of the transaction, and to recover damages allegedly caused by unspecified deceptive trade practices. The Plaintiff asserted his claims “on behalf of himself and all others similarly situated.” Leasecomm denied all of the Plaintiff’s allegations. The defendants agreed to a proposed class action settlement with the Plaintiff and his counsel. The proposed settlement, if granted final approval by the Court, would apply to all Texas residents who lease-financed through Leasecomm the same software rights that the Plaintiff lease-financed. The Court preliminarily approved certification of the Texas class for settlement purposes only, and the parties distributed notice to all class members in accordance with the Court’s instructions. Upon expiration of the notice period, the Parties sought and the Court granted final approval to the settlement class. The Court’s judgment became final on October 8, 2004.
      E. On April 29, 2003, Leasecomm was served with a Complaint filed in the Orange County Superior Court for the State of California. In that Complaint, Maria J. Smith purports to bring a claim against Leasecomm and two other defendants (Galaxy Mall, Inc. and Electronic Commerce International, Inc.) for unfair business practices and competition under California Business and Professions Code section 17200 et seq. The essence of the claim is that Smith and others who are similarly situated were defrauded in connection with their acquisition of certain licenses that were financed by Leasecomm. In May 2003, Leasecomm filed a motion to stay the action in favor of a Massachusetts forum based on a forum selection clause contained in plaintiff’s lease agreement with Leasecomm. After filing the motion, Leasecomm entered into settlement negotiations with plaintiff’s counsel to explore the possibility of resolving the matter on a class wide basis without the need for further litigation (meaning the settlement would, if accepted, apply not only to the named plaintiff but to others similarly situated). The parties signed a stipulation setting forth the terms of their agreement and the Court has preliminarily approved the settlement, approved the form of notice to class members. On October 15, 2004, the Parties sought and the Court granted final approval to the settlement class. The sixty-day period for the filing of appeals has run, therefore the settlement has become final.
      F. In October 2003, the Company was served with a purported class action complaint which was filed in United States District Court for the District of Massachusetts alleging violations of the federal securities laws. The purported class would consist of all persons who purchased Company securities between February 5, 1999 and October 30, 2002. The Complaint asserts that during this period the Company made a series of materially false or misleading statements about the Company’s business, prospects and operations, including with respect to certain lease provisions, the Company’s course of dealings with its vendor/dealers, and the Company’s reserves for credit losses. In April 2004, an Amended Class Action Complaint was filed which added additional defendants and expanded upon the prior allegations with respect to the Company. The Company has filed a Motion to Dismiss the Amended Complaint, which is awaiting decision by the Court. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
      G. In February 2004, a purported class action was filed in Superior Court in Massachusetts against Leasecomm, a dealer, and a party purportedly related to the dealer. The class sought to be certified is a nationwide class who signed lease agreements identical to, or substantially similar to, the plaintiff’s lease agreement with Leasecomm, and covering the same product. The Complaint asserts claims for declaratory

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
judgment, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The claims concern the validity, enforceability, and alleged unconscionability of this Leasecomm lease of a product which enabled a merchant to process credit card payments. The Complaint seeks rescission of lease agreements with Leasecomm, restitution, multiple damages and attorneys fees under Chapter 93A, and injunctive relief. The Company filed a Motion to Dismiss the Complaint, which the Court granted, entering judgment dismissing the Complaint. On December 17, 2004 plaintiffs filed a Notice of Appeal with respect to the judgment of dismissal, which plaintiffs subsequently withdrew by filing a Withdrawal of Appeal dated February 8, 2005.
      H. On June 21, 2004, Leasecomm was named as defendant in a punitive class action complaint filed in the Los Angeles County Superior Court for the State of California. In that Complaint, styled as Margarita Hinojosa, et al. v. Leasecomm Corporation, case no. BC317371, plaintiffs purport to bring claims against Leasecomm on behalf of themselves and others similarly situated for fraud, unfair business practices under California Business & Professions Code section 17200 et seq., false advertising under California Business & Professions Code section 17500 et seq. and violations of various California consumer protection statutes. The essence of the claim is that plaintiffs and others who are similarly situated were defrauded in connection with their acquisition of credit card swipe machines that were financed by Leasecomm and which plaintiffs claim they intended to use to add value to telephone calling cards that could be used for their personal use or resale to others. During negotiations with plaintiffs’ counsel prior to the filing of the Complaint, Leasecomm reached a proposed class action settlement of all claims. On January 11, 2005, the Court granted final approval to the Stipulation of Settlement. The sixty-day period for the filing of appeals has run, therefore the settlement has become final.
      I. In February 2003, Leasecomm received a Civil Investigative Demand (“CID”) from the Office of the Attorney General, State of Washington, to which it has responded. The CID concerns an investigation of monitoring agreements between Priority One, Inc. and various State of Washington consumers, as to which Leasecomm appears to be the assignee of the right to receive monthly payments, and of monitoring agreements between former Priority One, Inc. customers and security monitoring companies which were entered into after the assignments to Leasecomm. The investigation was concluded in March 2005, through the signing and filing of an Assurance of Discontinuance in In re: State of Washington v. Priority One Security, Inc. and William Roberts, in which the Attorney General, ADT Security Services, Inc., Protect America, Inc. and Leasecomm have joined.

Indemnities
      In the normal course of its business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The foregoing agreements generally do not contain any limits on the Company’s liability and therefore, it is not possible to estimate the Company’s potential liability under these indemnities.
      The Company has entered into agreements relating to the acquisition of assets, each of which contains indemnities in favor of third parties that are customary to such commercial transactions. It is not possible to estimate the Company’s potential liability for these indemnities due to the nature of these indemnities.
      In certain cases, the Company has recourse against third parties with respect to the foresaid indemnities and the Company also maintains insurance policies that may provide coverage against certain of these claims.

J.	Employee Benefit Plan:
      The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
eligible to contribute up to 100% of their gross salary until they reach the maximum annual contribution amount allowed under the Internal Revenue Code. The Company will contribute $0.50 for every $1.00 contributed by an employee up to 3% of the employee’s salary. Vesting in the Company contributions is over a five-year period based upon 20% per year. The Company’s contributions to the defined contribution plan were $216,900, $110,500 and $0 for the years ended December 31, 2002, 2003, and 2004, respectively. In 2004 the Company was able to settle its obligation fully by offsetting the match against the forfeiture account.

K.	Concentrations of Credit Risk:
      The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of lease and loan receivables and cash and cash equivalent balances. To reduce the risk to the Company, credit policies are in place for approving leases and loans, and lease pools are monitored by management. In addition, the cash and cash equivalents are maintained with several high-quality financial institutions.
      One dealer accounted for approximately 10.98%, 56.14% and 9.94% of all originations during the years ended December 31, 2002, 2003 and 2004, respectively. Another dealer accounted for approximately 23.38% of all originations during the year ended December 31, 2003 and a third dealer accounted for 10.79% of all originations during the year ended December 31, 2003. No other dealer accounted for more than 10% of the Company’s origination volume during the years ended December 31, 2002, or 2003. During the year ended December 31, 2004 the Company’s top four dealers accounted for 65.09% of all of the leases originated during the year at 21.84%, 16.83%, 15.71%, and 10.71%, respectively. No other dealer accounted for more than 10% of the Company’s origination volume during the year ended December 31, 2004.
      Prior to the suspension of new contract originations in October 2002, the Company originated leases, contracts and loans in all 50 states of the United States and its territories. Since resuming the origination of contracts in June 2004 the Company has originated contracts in approximately 30 states, but expects to resume originating leases in all 50 states of the United States and its territories. The Company continues to service leases, contracts and loans in all 50 states of the United States and its territories. As of both December 31, 2003 and 2004, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of the Company’s portfolio. Only California accounted for more than 10% of the total portfolio as of December 31, 2003 and 2004 at approximately 14%. None of the remaining states accounted for more than 4% of such total.
      The majority of the Company’s leases are currently for authorization systems for point-of-sale, card-based payments by, for example, debit, credit and charge cards (“POS authorization systems”). POS authorization systems require the use of a POS terminal capable of reading a cardholder’s account information from the card’s magnetic strip and combining this information with the amount of the sale entered via a POS terminal keypad, or POS software used on a personal computer to process a sale. The terminal electronically transmits this information over a communications network to a computer data center and then displays the returned authorization or verification response on the POS terminal.

L.	Related-Party Transactions:
      Other notes payable includes $250,000 due to stockholders of the Company at December 31, 2003. Interest paid to stockholders under such notes was not material for the years ended December 31, 2003 and 2004. These notes were fully repaid as of December 31, 2004.
      At December 31, 2003 and 2004, subordinated notes payable included $727,000 and $652,000, respectively, due to stockholders, officers and directors. Interest paid to stockholders, officers and directors under such notes, at rates ranging between 8% and 12%, amounted to $84,000, $83,000 and $83,000 for the years ended December 31, 2002, 2003 and 2004, respectively.