Form 10-Q
period 2005-03-31
MICROFINANCIAL INC
filed 2005-05-16
CIK 827230

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2005

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

      As of April 15, 2005, 13,395,145 shares of the registrant's common stock, $0.01 par value, were outstanding.

                           MICROFINANCIAL INCORPORATED
                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
Part I                     FINANCIAL INFORMATION

       Item 1   Financial Statements (unaudited):
                  Condensed Consolidated Balance Sheets
                     December 31, 2004 and March 31, 2005                         3
                  Condensed Consolidated Statements of Operations
                     Three months ended March 31, 2004 and 2005                   4
                  Condensed Consolidated Statements of Cash Flows
                     Three months ended March 31, 2004 and 2005                   5
                  Notes to Condensed Consolidated Financial Statements            7

       Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            14

       Item 3   Quantitative and Qualitative Disclosures about Market Risk       22

       Item 4   Controls and Procedures                                          22

Part II                     OTHER INFORMATION

       Item 1   Legal Proceedings                                                23

       Item 6   Exhibits                                                         25

Signatures                                                                       26

                           MICROFINANCIAL INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                   December 31,      March 31,
                                                                                       2004             2005
                                                                                   ------------      ---------
                                             ASSETS
Cash and cash equivalents                                                          $      9,709      $  18,006
Net investment in leases:
     Receivables due in installments                                                     59,679         42,928
     Estimated residual value                                                             9,502          7,737
     Initial direct costs                                                                   453            300
     Less:
        Advance lease payments and deposits                                                 (25)           (29)
        Unearned income                                                                  (6,313)        (4,552)
        Allowance for credit losses                                                     (14,963)       (10,639)
                                                                                   ------------      ---------
Net investment in leases                                                           $     48,333      $  35,565
Investment in service contracts, net                                                      4,777          3,840
Investment in rental contracts, net                                                       1,785          2,448
Property and equipment, net                                                                 754            759
Other assets                                                                              2,412          2,161
Deferred income taxes                                                                     3,500          4,822
                                                                                   ------------      ---------
          Total assets                                                             $     71,270      $  67,781
                                                                                   ============      =========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                                      $         34      $      79
Subordinated notes payable                                                                4,589          4,628
Capitalized lease obligations                                                                41              9
Accounts payable                                                                          2,474          1,703
Dividends payable                                                                            --            659
Other liabilities                                                                         2,039          2,585
Income taxes payable                                                                         --             14
                                                                                   ------------      ---------
          Total liabilities                                                               9,177          9,677
                                                                                   ------------      ---------
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
        issued at December 31, 2004 and March 31, 2005                                       --             --
     Common stock, $.01 par value; 25,000,000 shares authorized;
        13,410,646 shares issued at December 31, 2004 and March 31, 2005                    134            134
     Additional paid-in capital                                                          45,244         42,980
     Retained earnings                                                                   19,186         15,203
     Treasury stock, at cost (225,480 and 16,751 shares at December 31, 2004
        and March 31, 2005, respectively)                                                (2,420)          (166)
     Unearned compensation                                                                  (51)           (47)
                                                                                   ------------      ---------
          Total stockholders' equity                                                     62,093         58,104
                                                                                   ------------      ---------
          Total liabilities and stockholders' equity                               $     71,270      $  67,781
                                                                                   ============      =========

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                     For the three months ended
                                                               March 31,
                                                     ---------------------------
                                                         2004           2005
                                                     ------------   ------------
Revenues:
           Income on financing leases and loans       $     4,167    $     1,508
           Rental income                                    8,465          6,429
           Income on service contracts                      1,731          1,088
           Loss and damage waiver fees                      1,131            819
           Service fees and other                           2,514          1,017
                                                     ------------   ------------
                   Total revenues                          18,008         10,861
                                                     ------------   ------------
Expenses:
           Selling general and administrative               7,280          6,348
           Provision for credit losses                     13,408          5,810
           Depreciation and amortization                    4,294          2,484
           Interest                                           846            205
                                                     ------------   ------------
                   Total expenses                          25,828         14,847
                                                     ------------   ------------
Loss before benefit for income taxes                       (7,820)        (3,986)
Benefit for income taxes                                   (3,128)        (1,322)
                                                     ------------   ------------
Net loss                                             ($     4,692)  ($     2,664)
                                                     ============   ============
Net loss per common share - basic and diluted        ($      0.36)  ($      0.20)
                                                     ============   ============
Weighted-average shares used to compute:
            Net loss per share - basic and diluted     13,179,548     13,254,838
                                                     ------------   ------------
Dividends declared per common share                   $      0.00    $      0.10
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

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         For the three months ended
                                                                  March 31,
                                                         --------------------------
                                                           2004             2005
                                                         --------         ---------
Cash flows from operating activities:
     Cash received from customers                        $ 25,218         $  16,074
     Cash paid to suppliers and employees                  (7,206)           (5,961)
     Cash received for income taxes                            37                14
     Interest paid                                           (928)             (123)
     Interest received                                          3                32
                                                         --------         ---------
          Net cash provided by operating activities        17,124            10,036
                                                         --------         ---------
Cash flows from investing activities:
     Investment in lease and rental contracts                 (73)           (1,040)
     Investment in inventory                                  (54)               (2)
     Investment in direct costs                                --                (7)
     Investment in fixed assets                               (45)              (44)
                                                         --------         ---------
          Net cash used in investing activities              (172)           (1,093)
                                                         --------         ---------
Cash flows from financing activities:
     Proceeds from secured debt                                --                45
     Repayment of secured debt                            (17,389)               --
     Decrease in restricted cash                              144                --
     Repayment of capital leases                              (44)              (32)
     Payment of dividends                                      --              (659)
                                                         --------         ---------
          Net cash used in financing activities           (17,289)             (646)
                                                         --------         ---------
Net increase (decrease) in cash and cash equivalents:        (337)            8,297
Cash and cash equivalents, beginning of period              6,533             9,709
                                                         --------         ---------
Cash and cash equivalents, end of period                 $  6,196         $  18,006
                                                         ========         =========

                          (continued on following page)

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                For the three months ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                  2004             2005
                                                                                --------        ----------
Reconciliation of net loss to net cash provided
      by operating activities:

      Net loss                                                                  ($ 4,692)       ($   2,664)
      Adjustments to reconcile net loss to
           cash provided by operating activities:
           Amortization of unearned income, net of initial direct costs           (4,167)           (1,508)
           Depreciation and amortization                                           4,294             2,484
           Provision for credit losses                                            13,408             5,810
           Recovery of equipment cost and residual value                          11,687             6,407
           Share based compensation expense                                           --               748
           Amortization of unearned compensation                                      16                 4
           Non-cash interest expense                                                  --                49
      Change in assets and liabilities:
           Decrease (increase) in current taxes payable                               37                14
           Decrease (increase) in deferred income taxes                           (3,128)           (1,322)
           Increase (decrease) in other assets                                       768               240
           Increase (decrease) in accounts payable                                  (402)             (771)
           Decrease in other liabilities                                            (697)              545
                                                                                --------        ----------
                Net cash provided by operating activities                        $17,124         $  10,036
                                                                                ========        ==========
      Supplemental disclosure of non-cash activities:
           Treasury stock issued for option exercises                            $    --         $   2,018
           Treasury stock issued for warrants exercised                          $    --         $     222
           Fair market value of restricted stock issued                          $    79         $      --

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A) Nature of Business:

      MicroFinancial Incorporated (the "Company") which operates primarily through its wholly-owned subsidiaries, Leasecomm Corporation and TimePayment Corp, LLC, is a specialized commercial finance company that primarily leases and rents equipment and provides other financing services in amounts generally ranging from $500 to $15,000 with an average amount financed of approximately $1,900 and an average lease term of 44 months. The Company primarily sources its originations through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company funds its operations through cash provided by operating activities, borrowings under its credit facilities, the issuance of subordinated debt and on balance sheet securitizations.

      MicroFinancial incurred net losses of $22.1 million, $15.7 million, and $10.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. The net losses incurred by the Company during the third and fourth quarters of 2002 caused the Company to be in default of certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company's credit facility failed to renew and consequently, the Company was forced to suspend substantially all new origination activity as of October 11, 2002. MicroFinancial has taken certain steps in an effort to improve its financial position. In June 2004, MicroFinancial secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note, which enabled the Company to resume contract originations. In conjunction with raising new capital, the Company also inaugurated a new wholly owned operating subsidiary, TimePayment Corp. LLC. On September 29, 2004, MicroFinancial secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the previous one year, $8 million line of credit obtained in June 2004 under more favorable terms and conditions including, but not limited to, pricing at prime plus 1.5% or LIBOR plus 4%. In addition, it retired the existing outstanding debt with the former bank group.

      The Company has also continued to follow the cost reduction initiatives that have been ongoing for the past several quarters, including a reduction in headcount from 136 at December 31, 2003 to 103 at December 31, 2004. During the three months ended March 31, 2005, the employee headcount was further reduced to 98 in a continued effort to maintain an infrastructure that is aligned with current business conditions. In addition, during the three months ended March 31, 2005, the Company has begun to actively increase its industry presence with a more focused and targeted sales and marketing effort. The Company continues to invest capital to build an infrastructure to support a new sales and marketing effort, and has brought in new sales and marketing management to spearhead the effort.

      MicroFinancial, through its wholly owned subsidiaries, may periodically finance its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose entities. MFI Finance Corporation I (or "MFI I") and MFI Finance Corporation II, LLC (or "MFI II") are special purpose entities that the Company had set up in the past to facilitate these securitizations. The assets of such special purpose entities and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, TimePayment Corp. LLC, MicroFinancial Incorporated, or other affiliates. While Leasecomm Corporation generally does not sell its interests in leases, service contracts or loans to third parties after origination, the Company does, from time to time, contribute certain leases, service contracts, or loans to special-purpose entities for purposes of obtaining financing in connection with the related receivables. The contribution of such assets under the terms of such financings are intended to constitute "true sales" of such assets for bankruptcy purposes (meaning that such assets are legally isolated). However, the special purpose entities to which such assets are contributed are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment. While the Company does not currently have any securitizations outstanding it is expected that the Company will use securitizations as on means of re-financing outstanding debt when the need arises in the future.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(B) Summary of Significant Accounting Policies:

Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company's management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2005. The Company adopted the provisions of SFAS 123(R) on January 1, 2005, as discussed more fully below.

      The balance sheet at December 31, 2004 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

      The following table sets forth the Company's allowance for credit losses as of December 31, 2004 and March 31, 2005 and the related provision, charge-offs and recoveries for the three months ended March 31, 2005.

Balance of allowance for credit losses at December 31, 2004  $   14,963
                                                             ----------
Provision for credit losses                                       5,810
Charge-offs                                                     (11,724)
Recoveries                                                        1,590
                                                             ----------
 Charge-offs, net of recoveries                                 (10,134)
                                                             ----------
Balance of allowance for credit losses at March 31, 2005     $   10,639
                                                             ==========

Net Income (Loss) Per Share:

      Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. All stock options, common stock warrants, and unvested restricted stock were excluded from the computation of diluted net income (loss) per share for the three month periods ended March 31, 2004 and March 31, 2005, because their inclusion would have had an antidilutive effect on net income (loss) per share. At March 31, 2004, 1,675,000

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

options, 268,199 warrants and 20,000 shares of restricted stock, were excluded from the computation of diluted net income (loss) per share. At March 31, 2005, 1,242,500 options, 638,299 warrants, and 15,000 shares of restricted stock were excluded from the computation of diluted net income (loss) per share.

                                         For three months ended
                                                 March 31
                                       ---------------------------
                                           2004           2005
                                       ------------   ------------
Net loss                               ($     4,692)  ($     2,664)
Shares used in computation:
  Weighted average common shares
     outstanding used in computation
     of net loss per common share        13,179,548     13,254,838

  Dilutive effect of common stock
     Options                                     --             --
                                       ------------   ------------
Shares used in computation of net
  income loss per common share -
  assuming dilution                      13,179,548     13,254,838
                                       ------------   ------------
Net income (loss) per common share -
  basic and diluted                    ($      0.36)  ($      0.20)
                                       ============   ============

Stock Options

      Under the 1998 Equity Incentive Plan (the "1998 Plan"), which was adopted on July 9, 1998, the Company had reserved 4,120,380 shares of the Company's common stock for issuance pursuant to the 1998 Plan. No options were granted during the three months ended March 31, 2005. A total of 1,242,500 options were outstanding at March 31, 2005, of which 1,060,500 were vested.

      On February 4, 2004, one non-employee director was granted 25,000 shares of restricted stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized and unearned compensation on the balance sheet is reduced. As of March 31, 2005, 10,000 shares were fully vested, and $32,000 had been amortized from unearned compensation to compensation expense.

Stock-based Employee Compensation

      Prior to 2005, the Company accounted for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The current period amortization of unearned compensation expense relating to the restricted stock awards was reflected in net income (loss). In 2004, no other stock-based employee compensation cost was reflected in net income (loss), as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in variable compensation costs had an exercise price greater than the fair market value of the underlying common stock.

      Effective January 1, 2005, the Company adopted the fair value recognition provisions for FASB Statement No. 123(R), Accounting for Stock-Based Compensation ("SFAS 123(R)"). Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 123(R), compensation cost was recognized during the quarter ended March 31, 2005 for unvested stock options. Results for prior years have not been restated. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value based method had been applied to all outstanding and unvested awards in each period.

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                       2004               2005
                                                      -------           --------
Net loss, as reported                                 ($4,692)          ($ 2,664)
Add:  Stock-based employee compensation
  expense included in reported net loss                    16                752
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards                                        (177)              (752)
                                                      -------           --------
Pro forma net loss                                    ($4,853)          ($ 2,664)
                                                      =======           ========
Earnings (loss) per share:
As reported - basic and diluted                       ($ 0.36)          ($  0.20)
                                                      =======           ========
Proforma - basic and diluted                          ($ 0.37)          ($  0.20)
                                                      =======           ========

      The following summarizes the stock option activity for the three months ended March 31, 2005:

                                                                           Weighted-
                                                                            Average
                                           Shares     Price Per Share    Exercise Price
                                         ---------   -----------------   --------------
Outstanding at December 31, 2004         1,675,000   $ 0.86 to $13.544        $7.139
Exercised                                 (432,500)  $ 0.86 to $ 1.585        $1.250
                                         ---------
Outstanding at March 31, 2005            1,242,500   $1.585 to $13.544        $9.189
                                         =========

Information relating to stock options at March 31, 2005, summarized by exercise price, is as follows:

                           Outstanding                                            Exercisable
---------------------------------------------------------------   -------------------------------------------
                                   Weighted-                         Weighted-
                                    Average        Aggregate          Average                    Aggregate
  Exercise Price         Shares   Life (Years)  Intrinsic Value   Exercise Price    Shares    Intrinsic Value
------------------     ---------  ------------  ---------------   --------------  ---------   ---------------
$          12.3125       359,391      3.91      $     2,321,176   $      12.3125    359,391   $     2,321,176
$          13.5440        40,609      3.91      $       288,479   $      13.5440     40,609   $       288,479
$           9.7813       350,000      4.91      $     1,907,883   $       9.7813    350,000   $     1,907,883
$          13.1000        90,000      5.91      $       538,208   $      13.1000     72,000   $       439,536
$           6.7000       235,000      6.92      $       875,455   $       6.7000    141,000   $       539,864
$           1.5850       167,500      7.66      $       179,929   $       1.5850     97,500   $       143,221
                       ---------                ---------------                   ---------   ---------------
$ 1.585 to $13.544     1,242,500      5.41      $     6,111,130   $       9.8453  1,060,500   $     5,640,159
                       =========                ===============                   =========   ===============

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      In March 2005, the Company's Board of Directors elected to allow for the immediate vesting of all of the President and CEO's in the money options. This resulted in the acceleration of vesting for 70,000 options with an exercise price of $1.585 and 80,000 options with an exercise price of $0.86. As a result of that acceleration, which was permitted under the terms of the 1998 Plan, the Company recognized additional compensation expense of $566,000 for the three months ended March 31, 2005. In addition, the Company's Board of Directors elected to allow the cashless exercise of all options exercised during the three months ended March 31, 2005. As a result of the circumstances of the exercises, all awards made under the 1998 Plan have been classified as share-based liability awards.

      In accordance with SFAS 123(R), for share-based liability awards, the Company must recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As of March 31, 2005, a minimum of $506,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2 years. In addition, the Company will also recognize any additional incremental compensation cost as it is incurred. For the three months ended March 31, 2005, the Company recognized an additional $20,000 in compensation expense due to the change in the fair value of the share-based liability awards outstanding.

      The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the company's prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the company's stock, the risk-free rate and the Company's dividend yield.

      There were no options granted during the three months ended March 31, 2004 and 2005, respectively. The fair values as of March 31, 2005, of the remaining unvested options classified as liability instruments per SFAS 123(R) were estimated using the following key input assumptions at March 31, 2005:

Original grant date        11/25/2002   2/28/2002    2/20/01    2/24/2000   2/25/1999   2/25/1999
Exercise price             $    1.585   $   6.700    $13.100    $   9.781   $  13.544   $  12.313
Expected life (in years)          4.0         4.0        3.5          3.0         2.5         2.5
Annualized volatility           82.09%      82.09%     82.09%       82.09%      82.09%      82.09%
Dividend yield                   4.30%       4.30%      4.30%        4.30%       4.30%       4.30%
Risk free rate                  4.050%      4.050%     3.910%       3.910%      3.820%      3.820%

      The expected life represents the average period of time that the options are expected to be outstanding given consideration to vesting schedules; annualized volatility is based on historical volatilities of the Company's common stock; dividend yield represents the current dividend yield expressed as a constant percentage of the stock price and the risk free rate is based on the U.S. Treasury yield curve in effect on the measurement date for periods corresponding to the expected life of the option. At each subsequent reporting date, the Company is required to remeasure the fair value of its share-based liability awards.

Notes Payable:

      The Company had borrowings outstanding under its respective credit facilities, securitization, and long-term debt agreements with the following terms:

                                                 Amounts outstanding as of
                                                 -------------------------
                                    Interest     December 31,    March 31,
  (dollars in thousands)              Rate           2004          2005
                                  -----------    ------------    ---------
Revolving credit facility         prime + 1.5%   $         34    $      79
Subordinated notes                 7.75%-13.0%          5,152        5,152
                                                 ------------    ---------
                                                 $      5,186    $   5,231
                                                 ============    =========

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group ("CIT"), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. The prime rates at December 31, 2004, and March 31, 2005 were 5.25% and 5.75% respectively. The 90-day LIBOR rate at December 31, 2004 and March 31, 2005 were 2.56% and 3.12% respectively.

Dividends:

      During the fourth quarter of 2002, the Board of Directors suspended the future payment of dividends to comply with the Company's then-existing banking agreements. The Company paid no dividends for the years ended December 31, 2003 and December 31, 2004, respectively.

      The Company's Board of Directors announced a resumption of dividend payments with a cash dividend of $0.05 per share payable to shareholders of record on February 9, 2005. Additionally, the Company's Board of Directors declared a second dividend of $0.05 per share on March 16, 2005, payable on May 13, 2005 to holders of record of MFI common stock at the close of business on April 29, 2005. Future dividend payments are subject to ongoing quarterly review and evaluation by the Board of Directors. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company's credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of payment of future dividends.

New Accounting Pronouncements:

      On December 16, 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 (SFAS 153). APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29) required that nonmonetary exchanges be accounted for at fair value, subject to certain exceptions. SFAS 153 has removed the exception for nonmonetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all nonmonetary asset exchanges in fiscal periods beginning after June 15, 2004. The Company has determined that the adoption of this Statement will not have a material impact on its results of operations of consolidated financial position.

Reclassification of Prior Year Balances:

      Certain reclassifications have been made to prior years' condensed consolidated financial statements to conform to the current presentation.

Commitments and Contingencies:

      Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

      The Company accepts lease applications on a daily basis and as a result has a pipeline of applications that have been approved, where a lease has not been originated. The Company's commitment to lend, however, does not become binding until all of the steps in the lease origination process have been completed, including but not limited to, the receipt of a complete and accurate lease document and all required supporting information and successful

                           MICROFINANCIAL INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

verification with the lessee. Since the Company funds on the same day a lease is successfully verified, at any given time, the Company has no firm outstanding commitments to lend.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

RESULTS OF OPERATIONS

                                                  For the three months ended
                                                           March 31,
                                              2004           Change           2005
                                            -------          ------         -------
                                                    (dollars in thousands)
Income on financing leases and loans....    $ 4,167          (63.8)%        $ 1,508
Rental income...........................      8,465          (24.1)%          7,548
Income on service contracts ............      1,731          (37.1)%          1,376
Service fees, waiver fees and other.....      3,646          (49.6)%          1,836
                                            -------          -----          -------
Total revenues..........................     18,009          (39.7)%         10,861
                                            -------          -----          -------

The Company's lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Rental income from monthly billings is recognized on a monthly basis as the customer continues to rent the equipment. Income on service contracts from monthly billings is recognized as the related services are provided. Other revenues such as loss and damage waiver fees, and service fees relating to the leases, contracts and loans, and rental revenues are recognized as they are earned.

      Total revenues for the three months ended March 31, 2005 were $10.9 million, a decrease of $7.1 million, or 39.7%, from the three months ended March 31, 2004. The decrease was primarily due to a decrease of $2.7 million, or 63.8%, in income on financing leases and loans; $2.0 million or 24.1% in rental income; $1.8 million, or 49.6% in service fees, loss and damage waiver fees and other income; and $643,000, or 37.1% in service contract income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company's portfolio of leases, rentals and service contracts outstanding during the period. The shrinking portfolio is a direct result of the Company's decision during the third quarter of 2002 to cease funding new originations as a result of its Lenders not renewing the revolving credit facility on September 30, 2002. Revenue is expected to continue to decline until such time as new originations begin to outpace the rate of attrition of contracts in the existing portfolio.

      Selling, General and Administrative

                                                         For the three months ended
                                                                   March 31,
                                                 2004            Change              2005
                                                 -----           ------              -----
                                                         (dollars in thousands)
Selling, general and administrative.....         7,280           (12.8)%             6,348
As a percent of revenue.................          40.4%                               58.4%

      The Company's selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, information systems and communications. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company's portfolio of leases and rental contracts. SG&A expenses decreased by $932,000, or 12.8%, for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The decrease was primarily driven by a reduction in debt closing expenses and bank charges of approximately $393,000, $392,000 reduction in sales program expenses and inventory services related to the existing portfolio, and $138,000 reduction in insurance expense. Despite a reduction in headcount to 98 as of March 31, 2005, personnel-related expenses remained relatively flat at $2.6 million. The decrease in headcount was offset by the recognition of $748,000 of additional compensation expense recognized as a result of the acceleration of vesting of 150,000 options as well as a cashless exercise of the vested shares and the adoption of SFAS 123(R) as of January 1, 2005. The acceleration was approved by the Board and permitted under the 1998 Plan.

      Provision for Credit Losses

                                                      For the three months ended
                                                                March 31,
                                                 2004          Change            2005
                                                ------         ------           -----
                                                       (dollars in thousands)
Provision for credit losses.............        13,408         (56.7)%          5,810
As a percent of revenue.................          74.5%                          53.5%

      The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company's provision for credit losses decreased by $7.6 million, or 56.7%, for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, while net charge-offs decreased 48.3% to $10.1 million. The provision was based on the Company's historical policy of providing for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.

      Depreciation and Amortization

                                                      For the three months ended
                                                               March 31,
                                                 2004        Change             2005
                                                ------       ------             ------
                                                       (dollars in thousands)
Depreciation - fixed assets..................   $  251       (53.0)%            $  118
Depreciation and amortization - rentals......    2,887       (50.5)%             1,429
Depreciation and amortization - contracts....    1,157       (19.0)%               937
                                                             -----
Total depreciation and amortization..........    4,295       (42.2)%             2,484
                                                ======       =====              ======
As a percent of revenue......................     23.8%                           22.9%

      Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company's investment in service contracts. The Company's investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. Rental equipment is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Service contracts are recorded at cost and amortized over their estimated life of 84 months. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the asset and any resulting charge is made to depreciation and amortization expense. Depreciation and amortization related to rental contracts decreased by $1.5 million, or 50.5% and depreciation and amortization related to service contracts decreased by $220,000, or 19.0%, for the three months ended March 31, 2005, as compared to the year ended March 31, 2004. The decrease in depreciation and amortization can be attributed to the decrease in the overall size of the Company's portfolio of leases, rentals and service contracts. Depreciation related to the Company's property and equipment decreased by $133,000, or 53.0%, for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.

      Interest Expense

                                                     For the three months ended
                                                              March 31,
                                                  2004         Change         2005
                                                  ----         ------         ----
                                                       (dollars in thousands)
Interest................................           846         (75.8)%        205
As a percent of revenue.................           4.7%                       1.9%

      The Company pays interest on borrowings under the senior credit facility and subordinated debt. Interest expense decreased by $641,000, or 75.8%, for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004. This decrease resulted primarily from the Company's decreased level of borrowings. At March 31, 2005, the Company had notes payable of $79,000 and subordinated notes payable of $4.6 million ($5.1 million net of a discount of $500,000), compared to notes payable of $41.2 million and subordinated notes payable of $3.3 million at March 31, 2004.

      Benefit for Income Taxes

                                                    For the three months ended
                                                             March 31,
                                                 2004         Change          2005
                                                ------        ------         ------
                                                       (dollars in thousands)
Benefit for income tax..................        (3,128)       (63.6)%        (1,322)
As a percent of revenue.................          17.4%                        12.2%

      The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, whether a valuation allowance is deemed necessary. Benefit for income taxes decreased by $2.0 million, or 63.6%, for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. This decrease resulted primarily from a $3.9 million reduction in the Company's loss before benefit for income taxes as well as a reduction in the Company's estimated effective tax rate from (40.0%) for the three months ended March 31, 2004 to (33.2%) for the three months ended March 31, 2005. The change in the effective tax rate is primarily due to the fact that no state tax benefit was recorded for the three months ended March 31, 2005. The Company has recorded a valuation allowance against the State deferred tax assets as it is unlikely that these deferred tax assets will be fully realized. In addition, during the quarter ended March 31, 2005, the Company recognized a corporate tax deduction associated with the exercise of employee stock options. Under the Internal Revenue Service Code, deductions for remuneration in excess of $1.0 million which is not performance based is disallowed for publicly traded companies. The Company estimates that this deduction limitation will increase the effective tax rate by approximately 1.8%.

      Other Operating Data

      Dealer fundings were $1.09 million for the three months ended March 31, 2005, an increase of $1.05 million, or 96.3%, compared to the three months ended March 31, 2004. The Company was forced to suspend virtually all originations from October 2002 until June 2004 when the Company was able to secure a limited amount of new financing. During the third quarter of 2004, the Company focused its efforts on securing a larger, lower priced line of credit and restarting its origination business with a few select vendors. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment decreased from $85.0 million for the year ended December 31, 2004 to $66.0 million in March 31, 2005. Net cash provided by operating activities decreased by $2.3 million, or 39.1%, to $3.6 million during the quarter ended March 31, 2005.

Critical Accounting Policies

      In response to the SEC's release No. 33-8040, "Cautionary Advice regarding Disclosure About Critical Accounting Policies," Management identified the most critical accounting principles upon which our financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company identified its most critical accounting policies to be those related to revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes and accounting for stock options. These accounting policies are discussed below as well as within the notes to the consolidated financial statements.

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

      The Company's investments in cancelable service contracts are recorded at cost and amortized over the expected life of the service period. Income on service contracts from monthly billings is recognized as the related services are provided. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in service contracts. The Company's investment in rental contracts is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Rental income from monthly billings is recognized on a monthly basis as the customer continues to rent the equipment. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts. Loans are reported at their outstanding principal balance. Interest income on loans is recognized as it is earned.

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

      Leases, service contracts, rental contracts and loans are charged against the allowance for credit losses and are put on non-accrual when they are deemed to be uncollectable. Generally, the Company deems leases, service contracts, rental contracts and loans to be uncollectable when one of the following occurs:
(i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) when an account has become 360 days delinquent without contact with the lessee. Historically, the typical monthly payment under the Company's leases has been between $30 and $50 per month. As a result of these small monthly payments, the Company's experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current (at 360 days past due, a lessee may only owe lease payments of between $360 and $600).

      The Company has developed and regularly updates proprietary credit scoring systems designed to improve its risk-based pricing. The Company uses credit scoring in most, but not all, of its extensions of credit. In addition, the Company employs collection procedures and a legal process to resolve any credit problems.

      Income taxes

      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. In addition, the calculation of the Company's tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. Differences between the basis of assets and liabilities result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, whether a valuation allowance is deemed necessary.

      Stock Option Accounting

      As of January 1, 2005, the Company adopted SFAS 123(R), which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognition of compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results may differ substantially from these estimates. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company's prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, the risk-free rate and the Company's dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

Exposure to Credit Losses

      The following table sets forth certain information as of December 31, 2002, 2003 and 2004 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company's portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company has historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

                                   As of December 31,        As of March 31,
(dollars in thousands)                    2004                     2005
                                   ------------------        ---------------
Cumulative amounts billed               $303,695                $274,500

31-60 days past due                $  1,858       0.6%       $  1,392    0.5%
61-90 days past due                   1,818       0.6%          1,351    0.5%
Over 90 days past due                29,673       9.8%         20,907    7.6%
                                   --------      ----        --------    ---
   Total past due                  $ 33,349      11.0%       $ 23,650    8.6%
                                   ========      ====        ========    ===

      Alternatively, the amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts, and service contracts in the Company's portfolio as of December 31, 2004 and March 31, 2005. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

          (dollars in thousands)          December 31, 2004    March 31, 2005
                                          -----------------    --------------
Current                                   $ 19,945    33.40%    14,529  33.85%
31-60 days past due                          1,079     1.80%       718   1.67%
61-90 days past due                            987     1.70%       713   1.66%
Over 90 days past due                       37,668    63.10%    26,968  62.82%
                                          --------   ------    ------- ------
Gross receivables due in installments     $ 59,679   100.00%   $42,928 100.00%
                                          ========   ======    ======= ======

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

      For the three months ended March 31, 2004 and March 31, 2005, respectively, the Company's primary source of liquidity was cash provided by operating activities. The Company generated cash flow from operations of $10.0 million for the three months ended March 31, 2005 and $17.1 million for the three months ended March 31, 2004.

      The Company used net cash in investing activities of $1.1 million for the three months ended March 31, 2005 and $172,000 for the three months ended March 31, 2004. Investing activities primarily relate to the origination of new leases and contracts as well as capital expenditures.

      Net cash used in financing activities was $646,000 for the three months ended March 31, 2005 and $17.3 million for the three months ended March 31, 2004. Financing activities include net borrowings and repayments on our various financing sources as well as dividends paid.

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

      Borrowings outstanding under the Company's revolving credit facilities and long-term debt consist of the following:

                                              As of                                   As of
                                        December 31, 2004                         March 31, 2005
                                   --------------------------   -------------------------------------------------
                                                                                                         Maximum
                                     Amounts       Interest       Amounts       Interest      Unused     Facility
     (dollars in thousands)        Outstanding       Rate       Outstanding       Rate       Capacity     Amount
                                   -----------    -----------   -----------   -----------    --------    --------
Revolving credit facility (1)      $        34    Prime + 1.5%  $        79   Prime + 1.5%   $ 29,921    $ 30,000

Subordinated notes (2)                   5,152     7.75%-13.0%        5,152    7.75%-13.0%         --          --
                                   -----------                  -----------                  --------    --------
                                   $     5,186                  $     5,231                   $29,921    $ 30,000
                                   ===========                  ===========                  ========    ========

----------------
(1) The unused capacity is subject to lease eligibility and the borrowing base formula

(2) Subordinated notes are generally one-time fundings, without any ability for the Company to draw down additional amounts.

      On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into Prime Rate Loans. The prime rates at December 31, 2004, and March 31, 2005 were 5.25% and 5.75% respectively. The 90-day LIBOR rates at December 31, 2004 and March 31, 2005 were 2.56% and 3.12% respectively. As of March 31, 2005, based on lease eligibility and the borrowing base formula, the Company had $12.3 million in borrowing capacity available on the CIT line of credit.

Financial Covenants

      The Company's secured revolving line of credit with CIT has financial covenants that it must comply with in order to obtain funding through the facility and to avoid an event of default. Some of the critical financial covenants under the CIT line of credit as of March 31, 2005 include:

      -     Consolidated tangible capital funds not less than $42.5 million

      - Allowance for credit losses of at least 9.0% of gross lease installments

      -     Maximum leverage ratio of not more than 3:1

      As of March 31, 2005, management believes that the Company was in compliance with all covenants in its borrowing relationships.

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

      At March 31, 2005, the repayment schedules for outstanding borrowings on the revolving credit facility, long-term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:

                        Revolving
For the period ended      Credit    Long-Term   Operating    Capital
   December 31,        Facility(1)    Debt        Leases      Leases    Total
--------------------   -----------  ---------   ---------    -------   -------
      2005             $        79  $   2,550   $     439    $     9   $ 3,077
      2006                      --      2,600          --         --     2,600
      2007                      --         --          --         --        --
      2008                      --         --          --         --        --
      2009                      --         --          --         --        --
      2010                      --         --          --         --        --
Thereafter                      --         --          --         --        --
                       -----------  ---------   ---------    -------   -------
                       $        79  $   5,152   $     439    $     9   $ 5,677
                       ===========  =========   =========    =======   =======

(1) The Company's obligation to repay the revolving credit facility in the current year is subject to lease collateral availability and the borrowing base formula. The credit facility expires on September 29, 2007.

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

Note on Forward-Looking Information

      Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including but not limited to: the Company's need for additional financing in order to originate new leases and contracts; the Company's dependence on point-of-sale authorization systems and expansion into new markets; the Company's significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; change in regulatory environment; the availability of qualified personnel and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect the management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. Statements relating to past dividend payments or the Company's current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see the risk factors described in the Company's Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission.

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

      Given the relatively short average life of the Company's leases, contracts and loans, the Company's goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the restrictions imposed by the Company's senior lender on the Company's ability to prepay its fixed rate debt, the Company is limited in its ability to manage the blend of fixed and variable rate interest obligations. As of March 31, 2005, the Company's outstanding fixed-rate indebtedness outstanding under the Company's subordinated debt represented 98.5% of the Company's total outstanding indebtedness of $5.2 million.

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

      Internal Controls: During the fiscal quarter ended March 31, 2005, no changes were made to the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      A. In October 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. The Complaint contains claims for violation of RICO (18 U.S.C. Section 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm's dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. Further, the Complaint asserts that Leasecomm's lease contracts as well as its collection practices and late fees are unconscionable. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the court dismissed the complaint with leave to file an amended complaint. An Amended Complaint was filed in November 2003. The Company filed a Motion to Dismiss the Amended Complaint, which was denied by the United States District Court in September 2004. The Company has filed an answer to the Amended Complaint denying the Plaintiffs' allegations and asserting counterclaims. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.

      B. On August 22, 2002 plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. On March 31, 2003 the trial court entered an Order denying the Company's Motion to Dismiss. An appeal of the Order was filed with the Alabama Supreme Court on May 12, 2003. On February 20, 2004, the Alabama Supreme Court overruled the Company's application for rehearing. On February 24, 2004, Plaintiff filed a First Amended Class Action Complaint in which Plaintiff added Electronic Commerce International ("ECI") as an additional party defendant. No new allegations were asserted against the Company in the Amended Complaint. On March 31, 2004 the Company filed an answer to the Amended Complaint denying the Plaintiff's allegations. The Company continues to deny any wrongdoing and plans to vigorously defend this claim. The Company also filed an additional motion to enforce a forum selection clause, which, if successful, would have caused the case to be dismissed with leave to re-file in Massachusetts. Galaxy Mall filed a similar motion. The motions were scheduled to be heard in September 2004, however, the parties have reached an agreement on settlement terms. On April 12, 2005, the Parties sought and the Court indicated that it would sign the preliminary approval order to the settlement class during the week of April 12, 2005. The Court has set the final approval hearing for June 20, 2005. If the settlement is approved in its current form, the outcome will not have a material adverse effect on the Company.

      C. In March 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserted claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint. The Court allowed the Company's motion to dismiss the Amended Complaint in March 2004. In May 2004, a purported class action on behalf of the same named plaintiffs and asserting the same claims was filed in Cambridge District Court. The Company has filed a Motion to Dismiss the Complaint, which was heard in August 2004, and denied by the District Court. On September 16, 2004, the Company filed an Answer and Counterclaims to the Amended Complaint denying the plaintiffs' allegations. On March 2, 2005, the plaintiffs filed a motion for leave to file an amended complaint. The Court has not ruled yet on plaintiffs' motion for leave to file an amended complaint. In plaintiffs' proposed amended complaint plaintiffs seek to add a claim for usury against the Company. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.

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

ITEM 6 EXHIBITS

Exhibits index

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

----------------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MicroFinancial Incorporated

                               By: /s/ Richard F. Latour
                               -------------------------------------------------
                               Richard F. Latour
                               President and Chief Executive Officer

                               By: /s/ James R. Jackson Jr.
                               -------------------------------------------------
                               James R. Jackson, Jr.
                               Vice President and Chief Financial Officer

Date: May 16, 2005