Form 10-Q
period 2005-06-30
MICROFINANCIAL INC
filed 2005-08-12
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File No. 1-14771
MICROFINANCIAL INCORPORATED
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of Incorporation or Organization)	04-2962824 (I.R.S. Employer Identification No.)
10 M Commerce Way, Woburn, MA 01801
(Address of Principal Executive Offices)
(781) 994-4800
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 29, 2005, 13,712,649 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

			Page
Part I		FINANCIAL INFORMATION

	Item 1	Financial Statements (unaudited):
		Condensed Consolidated Balance Sheets December 31, 2004 and June 30, 2005	3
		Condensed Consolidated Statements of Operations Three and six months ended June 30, 2004 and 2005	4
		Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2004 and 2005	5
		Notes to Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4	Controls and Procedures	25

Part II		OTHER INFORMATION

	Item 1	Legal Proceedings	26

	Item 5	Other Information	27

	Item 6	Exhibits	28

Signatures			29
EX-10.1 LEASE EXTENSION #2 FOR THE FACILITY AT 10-M COMMERCE WAY
EX-10.2 EMPLOYMENT AGREEMENT PETER B. BLEYLEBEN
EX-10.3 EMPLOYMENT AGREEMENT JAMES R. JACKSON, JR.
EX-10.4 EMPLOYMENT AGREEMENT STEPHEN CONSTANTINO
EX-10.5 EMPLOYMENT AGREEMENT STEVEN LACRETA
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2004	2005
ASSETS
Cash and cash equivalents	$9,709	$23,480
Net investment in leases and loans:
Receivables due in installments	59,679	36,227
Estimated residual value	9,502	6,142
Initial direct costs	453	195
Less:
Advance lease payments and deposits	(25)	(38)
Unearned income	(6,313)	(3,525)
Allowance for credit losses	(14,963)	(9,852)

Net investment in leases and loans	$48,333	$29,149
Investment in service contracts, net	4,777	3,003
Investment in rental contracts, net	1,785	2,827
Property and equipment, net	754	865
Other assets	2,412	1,905
Deferred income taxes	3,500	4,866

Total assets	$71,270	$66,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes payable	$34	$42
Subordinated notes payable	4,589	3,280
Capitalized lease obligations	41	—
Accounts payable	2,474	1,899
Other liabilities	2,039	2,152

Total liabilities	$9,177	$7,373

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2004 and June 30, 2005	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,410,646 shares issued at December 31, 2004 and 13,712,988 shares at June 30, 2005	134	137
Additional paid-in capital	45,244	43,814
Retained earnings	19,186	14,966
Treasury stock, at cost (225,480 at December 31, 2004 and 15,501 at June 30, 2005)	(2,420)	(152)
Unearned compensation	(51)	(43)

Total stockholders’ equity	62,093	58,722

Total liabilities and stockholders’ equity	$71,270	$66,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues:
Income on financing leases and loans	$3,235	$1,103	$7,402	$2,611
Rental income	8,165	6,431	16,629	12,861
Income on service contracts	1,563	938	3,294	2,026
Loss and damage waiver fees	1,035	751	2,166	1,570
Service fees and other	1,784	947	4,299	1,963

Total revenues	15,782	10,170	33,790	21,031

Expenses:
Selling, general and administrative	6,845	5,889	14,124	12,238
Provision for credit losses	14,181	1,484	27,590	7,294
Depreciation and amortization	3,936	2,465	8,230	4,949
Interest	611	578	1,457	783

Total expenses	25,573	10,416	51,401	25,264

Net loss before benefit for income taxes	(9,791)	(246)	(17,611)	(4,233)
Benefit for income taxes	(3,917)	(20)	(7,045)	(1,342)

Net Loss	($5,874)	($226)	($10,566)	($2,891)

Net loss per common share — basic and diluted	($0.45)	($0.02)	($0.80)	($0.22)

Weighted-average shares used to compute:
Basic and diluted net loss per share	13,182,666	13,584,524	13,181,107	13,420,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended
	June 30,
	2004	2005
Cash flows from operating activities:
Cash received from customers	$47,734	$30,661
Cash paid to suppliers and employees	(15,122)	(11,679)
Cash received (paid)for income taxes	29	(23)
Interest paid	(1,608)	(291)
Interest received	7	120

Net cash provided by operating activities	31,040	18,788

Cash flows from investing activities:
Investment in lease contracts	(105)	(2,529)
Investment in inventory	(77)	(5)
Investment in direct costs	0	(18)
Investment in fixed assets	(52)	(103)

Net cash used in investing activities	(234)	(2,655)

Cash flows from financing activities:
Proceeds from secured debt	—	93
Repayment of secured debt	(32,484)	(85)
Proceeds from issuance of subordinated debt	1,500	—
Repayment of subordinated debt	—	(1,000)
Decrease in restricted cash	1,098	—
Repayment of capital leases	(83)	(41)
Payment of dividends	—	(1,329)

Net cash used in financing activities	(29,969)	(2,362)

Net increase (decrease) in cash and cash equivalents:	837	13,771
Cash and cash equivalents, beginning of period	6,533	9,709

Cash and cash equivalents, end of period	$7,370	$23,480

(continued on following page)
The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended
	June 30,
	2004	2005
Reconciliation of net loss to net cash provided by operating activities:

Net loss	($10,566)	($2,891)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(7,402)	(2,611)
Depreciation and amortization	8,230	4,949
Provision for credit losses	27,590	7,294
Recovery of equipment cost and residual value	10,704	12,067
Share based compensation expense	—	851
Amortization of unearned compensation	20	8
Non-cash interest expense	16	492
Change in assets and liabilities:
Current taxes payable	29	(23)
Deferred income taxes	(7,045)	(1,342)
Other assets	(91)	488
Accounts payable	(154)	(575)
Other liabilities	(1,038)	81

Net cash provided by operating activities	$31,040	$18,788

Supplemental disclosure of non-cash activities:
Treasury stock issued for option exercises	$—	$2,018
Treasury stock issued for warrants exercised	$—	$222
Subordinated debt forgiven for warrants exercised	$—	$779
Fair market value of restricted stock issued	$79	$—

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(A) Nature of Business:
     MicroFinancial Incorporated (the “Company”) which operates primarily through its wholly-owned subsidiaries, Leasecomm Corporation and TimePayment Corp. LLC, is a specialized commercial finance company that primarily leases and rents equipment and provides other financing services in amounts generally ranging from $500 to $15,000 and an average lease term of 44 months. Leasecomm historically financed contracts with an average amount financed of approximately $1,900, while the average amount financed by TimePayment is approximately $6,900. The Company primarily sources its originations through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company funds its operations through cash provided by operating activities, borrowings under its credit facilities, the issuance of subordinated debt and on balance sheet securitizations.
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
     The Company has also continued to follow the cost reduction initiatives that have been ongoing for the past several quarters, including a reduction in headcount from 136 at December 31, 2003 to 103 at December 31, 2004. During the six months ended June 2005, the employee headcount was further reduced to 99 in a continued effort to maintain an infrastructure that is aligned with current business conditions. In addition, during the six months ended June 30, 2005, the Company has begun to actively increase its industry presence with a more focused and targeted sales and marketing effort. The Company continues to invest capital to build an infrastructure to support new sales and marketing initiatives, and has brought in new sales and marketing management to spearhead the effort.
     MicroFinancial, through its wholly owned subsidiaries, may periodically finance its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose vehicles. MFI Finance Corporation I (“MFI I”) and MFI Finance Corporation II, LLC (“MFI II”) are special purpose entities that the Company had set up in the past to facilitate these securitizations. The assets of such special purpose vehicles and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, TimePayment Corp. LLC, MicroFinancial Incorporated, or other affiliates. While Leasecomm Corporation generally does not sell its interests in leases, service contracts or loans to third parties after origination, the Company does, from time to time, contribute certain leases, service contracts, or loans to special-purpose entities for purposes of obtaining financing in connection with the related receivables. The contribution of such assets under the terms of such financings are intended to constitute “true sales” of such assets for bankruptcy purposes (meaning that such assets are legally isolated). However, the special purpose entities to which such assets are contributed are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment. While the Company does not currently have any securitizations outstanding it is expected that the Company will use securitizations as a means of re-financing outstanding debt when the need arises in the future.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(B) Summary of Significant Accounting Policies:
Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2005. The Company adopted the provisions of SFAS 123(R) on January 1, 2005, as discussed more fully below.
     The balance sheet at December 31, 2004 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     The following table sets forth the Company’s allowance for credit losses as of December 31, 2004 and June 30, 2005 and the related provision, charge-offs and recoveries for the six months ended June 30, 2005.

Balance of allowance for credit losses at December 31, 2004	$14,963

Provision for credit losses	7,294
Charge-offs	(15,822)
Recoveries	3,417

Charge-offs, net of recoveries	(12,405)

Balance of allowance for credit losses at June 30, 2005	$9,852

Net Income (Loss) Per Share:
     Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. All stock options, common stock warrants, and unvested restricted stock were excluded from the computation of diluted net income (loss) per share for the three and six month periods ended June 30, 2004 and June 30, 2005, because their inclusion would have had an antidilutive effect on net income (loss) per share. At June 30, 2004, 1,675,000 options, 672,747 warrants, and 18,750 shares of restricted stock were excluded from the computation of diluted net income

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(loss) per share. At June 30, 2005, 1,242,500 options, 335,957 warrants, and 13,750 shares of restricted stock were excluded from the computation of diluted net income (loss) per share.

	For three months ended		For six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income (loss)	($5,874)	($226)	($10,566)	($2,891)
Shares used in computation:
Weighted average common shares outstanding used in computation of net income (loss) per common share	13,182,666	13,584,524	13,181,107	13,420,592

Dilutive effect of common stock options	—	—	—	—

Shares used in computation of net income (loss) per common share – assuming dilution	13,182,666	13,584,524	13,181,107	13,420,592

Net income (loss) per common share - basic and diluted	($0.45)	($0.02)	($0.80)	($0.22)

Stock Options
     Under the 1998 Equity Incentive Plan (the “1998 Plan”) which was adopted on July 9, 1998 the Company had reserved 4,120,380 shares of the Company’s common stock for issuance pursuant to the 1998 Plan. No options were granted during the six months ended June 30, 2005. A total of 1,242,500 options were outstanding at June 30, 2005 of which 1,070,500 were vested.
     On February 4, 2004, one non-employee director was granted 25,000 shares of restricted stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized and unearned compensation on the balance sheet is reduced. As of June 30, 2005, 11,250 shares were fully vested, and $35,000 had been amortized from unearned compensation to compensation expense.
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
     Effective January 1, 2005, the Company adopted the fair value recognition provisions for FASB Statement No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”). Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 123(R), compensation cost was recognized during the six months ended June 30, 2005 for stock options. Results for prior years have not been restated. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value based method had been applied to all outstanding and unvested awards in each period.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months		For the six months
	ended		ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss, as reported	($5,874)	($226)	($10,566)	($2,891)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	103	20	855
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(120)	(103)	(297)	(855)

Pro forma net loss	($5,990)	($226)	($10,843)	($2,891)

Earnings (loss) per share:
As reported — basic and diluted	($0.45)	($0.02)	($0.80)	($0.22)

Proforma — basic and diluted	($0.45)	($0.02)	($0.82)	($0.22)

The following summarizes the stock option activity for the six months ended June 30, 2005:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price
Outstanding at December 31, 2004	1,675,000	$0.86 to $13.544	$7.139
Exercised	(432,500)	$0.86 to $1.585	$1.250

Outstanding at June 30, 2005	1,242,500	$1.585 to $13.544	$9.189

Information relating to stock options at June 30, 2005, summarized by exercise price, is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
		Average	Aggregate	Average		Aggregate
Exercise Price	Shares	Life (Years)	Intrinsic Value	Exercise Price	Shares	Intrinsic Value

$12.3125	359,391	3.66	$2,321,176	$12.3125	359,391	$2,321,176
$13.5440	40,609	3.66	$288,479	$13.5440	40,609	$288,479
$9.7813	350,000	4.66	$1,907,883	$9.7813	350,000	$1,907,883
$13.1000	90,000	5.65	$538,208	$13.1000	72,000	$466,447
$6.7000	235,000	6.67	$875,455	$6.7000	141,000	$583,637
$1.5850	167,500	7.41	$179,929	$1.5850	107,500	$119,060

$ 1.585 to $13.544	1,242,500	5.16	$6,111,130	$9.8453	1,070,500	$5,686,682

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In March 2005, the Company’s Board of Directors elected to allow for the immediate vesting of all of the President and CEO’s in the money options. This resulted in the acceleration of vesting for 70,000 options with an exercise price of $1.585 and 80,000 options with an exercise price of $0.86. As a result of that acceleration, which was permitted under the terms of the 1998 Plan, the Company recognized additional compensation expense of $566,000 for the six months ended June 30, 2005. In addition, the Company’s Board of Directors elected to allow the cashless exercise of all options exercised during the three months ended June 30, 2005. As a result of the circumstances of the exercises, all awards made under the 1998 Plan have been classified as share-based liability awards. During the three and six months ended June 30, 2005, the total share based employee compensation cost recognized was $103,000 and $855,000 respectively.
     In accordance with SFAS 123(R), for share-based liability awards, the Company must recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As of June 30, 2005, a minimum of $424,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2 years. In addition, the Company will also recognize any additional incremental compensation cost as it is incurred. For the three and six months ended June 30, 2005, the Company recognized an additional $21,000 and $41,000 in compensation expense due to the change in the fair value of the share-based liability awards outstanding.
     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the company’s stock, the risk-free rate and the Company’s dividend yield.
     There were no options granted during the three months ended June 30, 2004 and 2005, respectively. The fair values as of June 30, 2005, of the remaining unvested options classified as liability instruments per SFAS 123(R) were estimated using the following key input assumptions at June 30, 2005:

Original grant date	11/25/2002	2/28/2002	2/20/01	2/24/2000	2/25/1999	2/25/1999
Exercise price	$1.585	$6.700	$13.100	$9.781	$13.544	$12.313
Expected life (in years)	4.0	4.0	3.5	3.0	2.5	2.5
Annualized volatility	82.09%	82.09%	82.09%	82.09%	82.09%	82.09%
Dividend yield	4.30%	4.30%	4.30%	4.30%	4.30%	4.30%
Risk free rate	4.050%	4.050%	3.910%	3.910%	3.820%	3.820%
     The expected life represents the average period of time that the options are expected to be outstanding given consideration to vesting schedules; annualized volatility is based on historical volatilities of the Company’s common stock; dividend yield represents the current dividend yield expressed as a constant percentage of the stock price and the risk free rate is based on the U.S. Treasury yield curve in effect on the measurement date for periods corresponding to the expected life of the option. At each subsequent reporting date, the Company is required to remeasure the fair value of its share-based liability awards.
Notes Payable:
     The Company had borrowings outstanding under its respective credit facilities, securitization, and long-term debt agreements with the following terms:

		Amounts outstanding as of
	Interest	December 31,	June 30,
(dollars in thousands)	Rate	2004	2005
Revolving credit facility	prime + 1.5%	$34	$42
Subordinated notes	7.75%-13.0%	5,152	3,372

		$5,186	$3,414

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. The prime rates at December 31, 2004, and June 30, 2005 were 5.25% and 6.25% respectively. The 90-day LIBOR rate at December 31, 2004 and June 30, 2005 were 2.56% and 3.52% respectively.
     In May 2005, one of the Company’s lenders elected to exercise the warrants that had been issued in connection with a $2.0 million subordinated note. The lender exercised 110,657 warrants at $2.00 per share and 191,685 warrants at $2.91 per share. In lieu of paying cash for the transaction the lender forgave $779,117 of the subordinated note that was outstanding.
Dividends:
     During the fourth quarter of 2002, the Board of Directors suspended the future payment of dividends to comply with the Company’s then-existing banking agreements. The Company paid no dividends for the years ended December 31, 2003 and December 31, 2004, respectively.
     The Company’s Board of Directors announced a resumption of dividend payments with a cash dividend of $0.05 per share payable to shareholders of record on February 9, 2005. Additionally, the Company’s Board of Directors declared a second dividend of $0.05 per share on March 16, 2005, payable on May 13, 2005 to holders of record of MFI common stock at the close of business on April 29, 2005. Future dividend payments are subject to ongoing quarterly review and evaluation by the Board of Directors. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company’s Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company’s credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of payment of future dividends.
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
Reclassification of Prior Year Balances:
     Certain reclassifications have been made to prior years’ condensed consolidated financial statements to conform to the current presentation.
Commitments and Contingencies:
     Please refer to Part II Other Information, Item 1 Legal Proceedings for information about pending litigation of the Company.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Subsequent Events:
     The Company’s Board of Directors declared a dividend of $0.05 per share on July 14, 2005, payable on August 15, 2005 to holders of record of MFI common stock at the close of business on July 29, 2005.
     On July 15, 2005, the Company entered into an agreement to extend the term of the lease for the facility at 10M Commerce Way, Woburn, MA, for an additional five years, to December 30, 2010. The terms of the extension decrease the square footage leased from 44,659 to approximately 24,473, and reduce the cost per square foot from $13.00 to $9.70. The Company’s agreement with Cummings Properties, LLC is set forth in full as Exhibit 10.1 to this report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three months ended June 30, 2005 as compared to the three months ended June 30, 2004.
Results of Operations

	For the three months ended
	June 30,
	2004	Change	2005
	(dollars in thousands)
Income on financing leases and loans	$3,235	(65.9)%	$1,103
Rental income	8,165	(21.2)%	6,431
Income on service contracts	1,563	(40.0)%	938
Service fees waiver fees and other	2,819	(39.7)%	1,698

Total revenues	15,782	(35.6)%	10,170

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
     Total revenues for the three months ended June 30, 2005 were $10.2 million, a decrease of $5.6 million, or 35.6%, from the three months ended June 30, 2004. The decrease was primarily due to a decrease of $2.1 million, or 65.9%, in income on financing leases and loans; $1.7 million or 21.2% in rental income; $1.1 million or 39.7% in service fees, loss and damage waiver fees and other income, and $625,000, or 40.0% in service contract income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts outstanding during the period. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002, as a result of its lenders not renewing the revolving credit facility on September 30, 2002. Revenues are expected to continue to decline until such time as new originations begin to outpace the rate of attrition of contracts in the existing portfolio.
     Selling, General and Administrative

	For the three months ended
	June 30,
	2004	Change	2005
	(dollars in thousands)
Selling, general and administrative	6,845	(14.0)%	5,889
As a percent of revenue	43.4%		57.9%
     The Company’s selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, information systems and communications. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company’s portfolio of leases and rental contracts. SG&A expenses decreased by $956,000, or 14.0%, for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. The decrease was primarily driven by a reduction in debt closing expenses and bank charges of $320,000, insurance expense of $246,000 and a reduction of $237,000 in professional and legal fees. The expense reductions were achieved as management continued to align the Company’s infrastructure with the current business conditions. Despite a reduction in headcount to 99 as of June 30, 2005, personnel-related expenses remained relatively flat at $2.4 million. The decrease in headcount was offset by the recognition of $103,000 of additional compensation expense recognized as a result of the adoption of SFAS 123(R) as of January 1, 2005. The decrease in headcount was also offset by $264,000 in compensation and benefits expenses resulting from an accrual associated with an employment agreement between the Company and a former employee. The former employee will be paid out in equal installments over the next sixteen months so long as the terms of the agreement continue to be satisfied.

     Provision for Credit Losses

	For the three months ended
	June 30,
	2004	Change	2005
	(dollars in thousands)
Provision for credit losses	14,181	(89.5)%	1,484
As a percent of revenue	89.9%		14.6%
     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company’s provision for credit losses decreased by $12.7 million, or 89.5%, for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, while net charge-offs decreased 88.5% to $2.3 million. The provision was based on the Company’s historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.
     Depreciation and Amortization

	For the three months ended
	June 30,
	2004	Change	2005
	(dollars in thousands)
Depreciation – fixed assets	$224	(57.5)%	$95
Depreciation and amortization – rentals	2,703	(43.2)%	1,533
Depreciation and amortization – contracts	1,009	(17.0)%	837

Total depreciation and amortization	3,936	(37.3)%	2,465

As a percent of revenue	24.9%		24.2%
     Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company’s investment in service contracts. The Company’s investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. Rental equipment is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Service contracts are recorded at cost and amortized over their estimated life of 84 months. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the asset and any resulting charge is made to depreciation and amortization expense. Depreciation and amortization related to rental contracts decreased by $1.2 million or 43.2%, and depreciation and amortization related to service contracts decreased by $172,000 or 17.0% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. The decrease in depreciation and amortization can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts as well as the fact that a greater percentage of the contracts are fully depreciated. Depreciation related to the Company’s property and equipment decreased by $129,000 or 57.5% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.
     Interest Expense

	For the three months ended
	June 30,
	2004	Change	2005
	(dollars in thousands)
Interest	611	(5.4)%	578
As a percent of revenue	3.9%		5.6%
     The Company pays interest on borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations where applicable. Interest expense decreased by $33,000, or 5.4%, for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. This decrease resulted primarily from the Company’s decreased level of borrowings. At June 30, 2005, the Company had notes payable of $42,000 and subordinated notes payable of $3.3 million ($3.4 million net of a discount of $92,000), compared to notes payable of

$26.2 million (including $26.1 million of borrowings on the senior credit facility, net of a discount of $100,000, and $250,000 of term notes) and subordinated notes payable of $4.4 million ($4.8 million net of a discount of $388,000).
     Benefit for Income Taxes

	For the three months ended
	June 30,
	2004	Change	2005
	(dollars in thousands)
Benefit for income tax	(3,917)	(99.5)%	(20)
As a percent of revenue	24.8%		0.2%
     The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, whether a valuation allowance is deemed necessary. Benefit for income taxes decreased by $3.9 million, or 99.5%, for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. This decrease resulted primarily from a $9.5 million reduction in the Company’s loss before benefit for income taxes as well as a reduction in the Company’s estimated effective tax rate from (40.0%) for the three months ended June 30, 2004 to (33.2%) for the three months ended June 30, 2005. The change in the effective tax rate is primarily due to the fact that no state tax benefit was recorded for the three months ended June 30, 2005. The Company has recorded a valuation allowance against the State deferred tax assets as it is unlikely that these deferred tax assets will be fully realized. In addition, during the quarter ended June 30, 2005, the Company recognized a corporate tax deduction associated with the exercise of employee stock options. Under the Internal Revenue Service Code, deductions for remuneration in excess of $1.0 million which is not performance based is disallowed for publicly traded companies. This deduction limitation increased the effective tax rate by approximately 1.8% for the quarter ended June 30, 2005.
     Other Operating Data
     Dealer fundings were $1.45 million, for the three months ended June 30, 2005, an increase of $1.38 million or 95.4%, compared to the three months ended June 30, 2004. The Company was forced to suspend virtually all originations from October 2002 until June 2004 when the Company was able to secure a limited amount of new financing. During the third quarter of 2004, the Company focused its efforts on securing a larger, lower price line of credit and restarting its origination business with a few select vendors. During the three months ended June 30, 2005, the Company has continued to concentrate on its business development efforts, which include increasing the size of the vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, loans receivable, gross investment in service contracts, and gross investment in rental equipment also decreased from $90.0 million for the year ended December 31, 2004 to $61.7 million in June 2005. Net cash provided by operating activities decreased by $5.2 million, or 37.1%, to $8.8 million during the three months ended June 30, 2005.

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
Results of Operations

	For the six months ended
		June 30,
	2004	Change	2005
	(dollars in thousands)
Income on financing leases and loans	$7,402	(64.7)%	$2,611
Rental income	16,629	(22.7)%	12,861
Income on service contracts	3,294	(38.5)%	2,026
Service fees waiver fees and other	6,465	(45.4)%	3,533

Total revenues	33,790	(37.8)%	21,031

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
     Total revenues for the six months ended June 30, 2005 were $21.0 million, a decrease of $12.8 million, or 37.8%, from the six months ended June 30, 2004. The decrease was primarily due to a decrease of $4.8 million, or 64.7%, in income on financing leases and loans, $2.9 million or 45.4% in service fees, waiver fees and other income, $1.3 million, or 38.5% in service contract income, and $3.8 million or 22.7% in rental income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts outstanding during the period. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002 as a result of its lenders not renewing the revolving credit facility on September 30, 2002. Revenue is expected to continue to decline until such time as new originations begin to outpace the rate of attrition of contracts in the existing portfolio.
     Selling, General and Administrative

	For the six months ended
	June 30,
	2004	Change	2005
	(dollars in thousands)
Selling, general and administrative	14,124	(13.4)%	12,238
As a percent of revenue	41.8%		58.2%
     The Company’s selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, information systems and communications. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company’s portfolio of leases and rental contracts. SG&A expenses decreased by $1.9 million, or 13.4%, for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The decrease was primarily driven by a reduction in debt closing expense and bank charges of approximately $712,000, a $541,000 reduction in sales program expenses and inventory services related to the existing portfolio, $461,000 in professional and legal fees, and $384,000 in insurance expense. Despite a reduction in headcount to 99 as of June 30, 2005, personnel-related expenses remained relatively flat at $4.9 million. The decrease in headcount was offset by the recognition of $851,000 of additional compensation expense recognized as a result of the acceleration of vesting of 150,000 options as well as a cashless exercise of the vested shares and the adoption of SFAS 123(R) as of January 1, 2005. The acceleration was approved by the Board and permitted under the 1998 Plan. The decrease in headcount was also offset by $264,000 in compensation and benefits expenses resulting from an accrual associated with an employment agreement between the Company and a former employee. The former employee will be paid out in equal installments over the next sixteen months so long as the terms of the agreement continue to be satisfied.
Provision for Credit Losses

	For the six months ended
	June 30,
	2004	Change	2005
	(dollars in thousands)
Provision for credit losses	27,590	(73.6)%	7,294
As a percent of revenue	81.7%		34.7%

     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company’s provision for credit losses decreased by $20.3 million, or 73.6%, for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, while net charge-offs decreased 68.5% to $12.4 million. The provision was based on the Company’s historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.
     Depreciation and Amortization

	For the six months ended
	June 30,
	2004	Change	2005
	(dollars in thousands)
Depreciation – fixed assets	$475	(55.1)%	$213
Depreciation and amortization – rentals	5,589	(47.0)%	2,962
Depreciation and amortization – contracts	2,166	(18.0)%	1,774
Total depreciation and amortization	8,230	(39.9)%	4,949
As a percent of revenue	24.3%		23.5%
     Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company’s investment in service contracts. The Company’s investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. Rental equipment is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Service contracts are recorded at cost and amortized over their estimated life of 84 months. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the asset and any resulting charge is made to depreciation and amortization expense. Depreciation and amortization related to rental contracts decreased by $2.6 million or 47.0% and depreciation and amortization related to service contracts decreased by $392,000 million, or 18.0%, for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The decrease in depreciation and amortization can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rental and service contracts as well as the fact that a greater percentage of the contracts are fully depreciated. Depreciation related to the Company’s property and equipment decreased by $262,000 or 55.1%, for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.
     Interest Expense

	For the six months ended
	June 30,
	2004	Change	2004
	(dollars in thousands)
Interest	1,457	(46.3)%	783
As a percent of revenue	4.3%		3.7%
     The Company pays interest on borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations where applicable. Interest expense decreased by $ 674,000, or 46.2%, for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. This decrease resulted primarily from the Company’s decreased level of borrowings. At June 30, 2005, the Company had notes payable of $42,000 and subordinated notes payable of $3.3 million ($3.4 million net of a discount of $92,000), compared to notes payable of $26.2 million (including $26.1 million of borrowings on the senior credit facility, net of a discount of $100,000, and $250,000 of term notes) and subordinated notes payable of $4.4 million ($4.8 million net of a discount of $388,000) at June 30, 2004.

     Benefit for Income Taxes

	For the six months ended
	June 30,
	2004	Change	2005
	(dollars in thousands)
Benefit for income tax	(7,045)	(80.4)%	(1,377)
As a percent of revenue	20.8%		6.5.	%
     The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, whether a valuation allowance is deemed necessary. Benefit for income taxes decreased by $6.7 million, or 80.4%, for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. This decrease resulted primarily from a $ 13.3 million reduction in the Company’s loss before benefit for income taxes as well as a reduction in the Company’s estimated effective tax rate from (40.0%) for the six months ended June 30, 2004 to (32.8%) for the six months ended June 30, 2005. The change in the effective tax rate is primarily due to the fact that no state tax benefit was recorded for the six months ended June 30, 2005. The Company has recorded a valuation allowance against the State deferred tax assets, as it is unlikely that these deferred tax assets will be fully realized. In addition, during the quarter ended June 30, 2005, the Company recognized a corporate tax deduction associated with the exercise of employee stock options. Under the Internal Revenue Service Code, deductions for remuneration in excess of $1.0 million, which is not performance based, is disallowed for publicly traded companies. For the six months ended June 30, 2005, this deduction limitation increased the effective tax rate by approximately 2.2%.
     Other Operating Data
     Dealer fundings were $2.5 million for the six months ended June 30, 2005, an increase of $2.5 million, or 100%, compared to the six months ended June 30, 2004. The Company was forced to suspend virtually all originations from October 2002 until June 2004 when the Company was able to secure a limited amount of new financing. During the third quarter of 2004, the Company focused its efforts on securing a larger, lower priced line of credit and restarting its origination business with a few select vendors. During the six months ended June 30, 2005, the Company has continued to concentrate on its business development efforts, which include increasing the size of the vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, loans receivable, gross investment in service contracts, and gross investment in rental equipment also decreased from $90.0 million for the year ended December 31, 2004 to $61.7 million at June 30, 2005. Net cash provided by operating activities decreased by $12.3 million, or 49.5%, to $19.0 million during the six months ended June 30, 2005.
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
     Stock Option Accounting
     As of January 1, 2005, the Company adopted SFAS 123(R), which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognition of compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results may differ substantially from these estimates. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).
Exposure to Credit Losses
     The following table sets forth certain information as of December 31, 2004 and June 30, 2005 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company’s portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

	As of December 31,		As of June 30,
(dollars in thousands)	2004		2005
Cumulative amounts billed	$303,695		$257,786

31-60 days past due	$1,858	0.6%	$1,360	0.5%
61-90 days past due	1,818	0.6%	1,219	0.4%
Over 90 days past due	29,673	9.8%	19,009	7.3%

Total past due	$33,349	11.0%	$21,588	8.3%

     Alternatively, the amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts, and service contracts in the Company’s portfolio as of December 31, 2004 and June 30, 2005. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

(dollars in thousands)	December 31, 2004		June 30, 2005
Current	$19,945	33.40%	$10,986	30.33%
31-60 days past due	1,079	1.80%	831	2.29%
61-90 days past due	987	1.70%	687	1.90%
Over 90 days past due	37,668	63.10%	23,723	65.48%

Gross receivables due in installments	$59,679	100.00%	$36,227	100.00%

Liquidity and Capital Resources
     General
     The Company’s lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new leases originations. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, its on-balance sheet securitizations, the issuance of subordinated debt and an initial public offering completed in February of 1999. The Company will continue to require significant additional capital to maintain and expand its volume of leases, and contracts funded, as well as to fund any future acquisitions of leasing companies or portfolios. Additionally, the Company’s uses of cash include the payment of interest expenses, repayment of borrowings under its credit facilities and securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.
     For the six months ended June 30, 2004 and June 30, 2005, respectively, the Company’s primary source of liquidity was cash provided by operating activities. The Company generated cash flow from operations of $18.8 million for the six months ended June 30, 2005 and $31.0 million for the three months ended June 30, 2004. At June 30, 2005, the Company also had approximately $3.4 million outstanding under its revolving credit facilities and long term debt instruments, with a borrowing capacity of approximately $9.6 million available, as described in more detail below.
     The Company used net cash in investing activities of $2.7 million for the six months ended June 30, 2005 and $234,000 for the six months ended June 30, 2004. Investing activities primarily relate to the origination of new leases and contracts as well as capital expenditures.
     Net cash used in financing activities was $2.4 million for the six months ended June 30, 2005 and $29.9 million for the six months ended June 30, 2004. Financing activities include net borrowings and repayments on our various financing sources.
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
     Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	As of		As of
	December 31, 2004		June 30, 2005
						Maximum
	Amounts	Interest	Amounts	Interest	Unused	Facility
(dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$34	Prime + 1.5%	$42	Prime + 1.5%	$29,958	$30,000
Subordinated notes (2)	5,152	7.75%—13.0%	3,373	7.75%—13.0%	—	—

	$5,186		$3,415		$29,958	$30,000

(1)	The unused capacity is subject to lease eligibility and the borrowing base formula

(2)	Subordinated notes are generally one-time fundings, without any ability for the Company to draw down additional amounts.
     On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into Prime Rate Loans. The prime rates at December 31, 2004, and June 30, 2005 were 5.25% and 6.25% respectively. The 90-day LIBOR rates at December 31, 2004 and June 30, 2005 were 2.56% and 3.52% respectively. As of June 30, 2005, based on lease eligibility and the borrowing base formula, the Company had $9.6 million in borrowing capacity available on the CIT line of credit.
Financial Covenants
     The Company’s secured revolving line of credit with CIT has financial covenants that it must comply with in order to obtain funding through the facility and to avoid an event of default. Some of the critical financial covenants under the CIT line of credit as of June 30, 2005 include:
•	Consolidated tangible capital funds not less than $42.5 million

•	Allowance for credit losses of at least 9.0% of gross lease installments

•	Maximum leverage ratio of not more than 3:1
     As of June 30, 2005, management believes that the Company was in compliance with all covenants in its borrowing relationships.
Contractual Obligations and Commercial Commitments
     The Company has entered into various agreements, such as long term debt agreements, capital lease agreements and operating lease agreements that require future payments be made. Long term debt agreements include all debt outstanding under the senior credit facility, securitizations, subordinated notes, demand notes and other notes payable.
     At June 30, 2005, the repayment schedules for outstanding long term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:

	Revolving
For the period ended	Credit	Long-Term	Operating	Capital
December 31,	Facility(1)	Debt	Leases	Leases	Total
2005	$42	$773	$292	—	$1,107
2006	—	2,600	237	—	2,837
2007	—	—	237	—	237
2008	—	—	237	—	237
2009	—	—	237	—	237
2010	—	—	237	—	237
Thereafter	—	—	—	—	—

	$42	$3,373	$1,477	—	$4,892

(1)	The Company’s obligation to repay the revolving credit facility in the current year is subject to lease collateral availability and the borrowing base formula. The credit facility expires on September 29, 2007.
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
Other
     The Company is currently undergoing an audit of its 1997 through 2002 tax years. As part of the audit, the Internal Revenue Service auditor has delivered a notice of proposed adjustment to the Company that relates to a $34 million bad debt write-off in tax year 2002, which in turn resulted in a tax refund of approximately $11.0 million in 2003. If the adjustment were to be made final, the Company would be required to return the $11.0 million refund. Following discussions between the Company and the IRS audit staff, the Company will deliver its response to the notice of proposed adjustment by mid-August. If the auditor does not agree with the Company’s position, the Company has the right to appeal any adjustment. The Company believes that it was entitled to the write-off and the resulting refund and that it has several defenses to the issues raised in the notice of proposed adjustment, and intends to appeal any adjustment through normal procedures. The Company has not established a reserve or other contingency relating to this matter. However, the Company can give no assurance that it will be successful in any appeal procedure.
Note on Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including but not limited to: the Company’s need for additional financing in order to originate new leases and contracts; the Company’s dependence on point-of-sale authorization systems and expansion into new markets; the Company’s significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; change in regulatory environment; the availability of qualified personnel and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect the management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company’s common stock. Statements relating to past dividend payments or the Company’s current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in the Company’s business, see the risk factors described in the Company’s Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk
Market-Rate-Sensitive Instruments and Risk Management
     The following discussion about the Company’s risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
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
     Given the relatively short average life of the Company’s leases, contracts and loans, the Company’s goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the restrictions imposed by the Company’s senior lender on the Company’s ability to prepay its fixed rate debt, the Company is limited in its ability to manage the blend of fixed rate and variable rate interest obligations. As of June 30, 2005, the Company’s outstanding fixed-rate indebtedness outstanding under the Company’s securitizations and subordinated debt represented 98.7% of the Company’s total outstanding indebtedness of $3.4 million.
ITEM 4 Controls and Procedures
     Disclosure controls and procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Internal Controls: During the fiscal quarter ended June 30, 2005, no changes were made to the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     B. On August 22, 2002 plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. On March 31, 2003 the trial court entered an Order denying the Company’s Motion to Dismiss. An appeal of the Order was filed with the Alabama Supreme Court on May 12, 2003. On February 20, 2004, the Alabama Supreme Court overruled the Company’s application for rehearing. On February 24, 2004, Plaintiff filed a First Amended Class Action Complaint in which Plaintiff added Electronic Commerce International (“ECI”) as an additional party defendant. No new allegations were asserted against the Company in the Amended Complaint. On March 31, 2004 the Company filed an answer to the Amended Complaint denying the Plaintiff’s allegations. The Company continues to deny any wrongdoing and plans to vigorously defend this claim. The Company also filed an additional motion to enforce a forum selection clause, which, if successful, would have caused the case to be dismissed with leave to re-file in Massachusetts. Galaxy Mall filed a similar motion. The motions were scheduled to be heard in September 2004, however, the parties have reached an agreement on settlement terms. On April 14, 2005, the Court entered an Order Granting Preliminary Approval of the proposed class settlement. Notice of the settlement was distributed to all the class members in accordance with the Court’s instructions. Upon expiration of the notice period, the parties sought and the court granted a Final Order approving the settlement on July 7, 2005. This Order will not become final until the 42-day appeal period has expired. The settlement, approved in its current form, will not have a material adverse effect on the Company.
     C. In March 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserted claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws

Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint. The Court allowed the Company’s motion to dismiss the Amended Complaint in March 2004. In May 2004, a purported class action on behalf of the same named plaintiffs and asserting the same claims was filed in Cambridge District Court. The Company has filed a Motion to Dismiss the Complaint, which was heard in August 2004, and denied by the District Court. On September 16, 2004, the Company filed an Answer and Counterclaims to the Amended Complaint denying the plaintiffs’ allegations. On March 2, 2005, the plaintiffs filed a motion for leave to file an amended complaint. In plaintiffs’ proposed amended complaint plaintiffs seek to add a claim for usury against the Company. On April 26, 2005, the Court allowed the plaintiffs motion to amend the complaint. On July 1, 2005, the Company filed an Answer, Affirmative Defenses and Counterclaims to the Amended Complaint denying the plaintiff’s allegations. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
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
ITEM 5 Other Information
     On July 15, 2005, the Company entered into an agreement with Cummings Properties, LLC to extend the term of its lease for the facility at 10-M Commerce Way, Woburn, MA, for an additional five years. The Company’s agreement with Cummings Properties, LLC is set forth in full as Exhibit 10.1 to this report.
     On May 4, 2005, the Company entered into amendments to its employment agreements with certain of its named executive officers, namely James R. Jackson, Jr., Stephen Constantino and Steven LaCreta. These executive officers’ original employment agreements with the Company were executed on November 21, 2002, and were included as exhibits to the Company’s Annual Report on Form 10-K for fiscal year 2002 filed on April 15, 2003. Each amended agreement provides that in the event the executive officer were to be terminated under his employment agreement under certain circumstances obligating the Company to make severance payments to such officer pursuant to Section 7 of those agreements, then the Company shall continue to provide health and dental benefits to such officer until the end of the applicable severance period or, if earlier, such time as the officer obtains coverage from a new employer. The Company’s agreements with the named executive officers are set forth in full as Exhibits 10.3 (for Mr. Jackson), 10.4 (for Mr. Constantino) and 10.5 (for Mr. LaCreta) to this report.

ITEM 6 Exhibits
(a) Exhibits index
10.1*	Lease Extension # 2 for the facility at 10-M Commerce Way, Woburn, MA dated July 15, 2005 among MicroFinancial Incorporated and Cummings Properties, LLC.

10.2*W	Employment Agreement between the Company and Peter R. Bleyleben.

10.3*W	Employment Agreement between the Company and James R. Jackson, Jr..

10.4*W	Employment Agreement between the Company and Stephen Constantino.

10.5*W	Employment Agreement between the Company and Steven LaCreta.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

W	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By: /s/ Richard F. Latour

President and Chief Executive Officer

By: /s/ James R. Jackson Jr.

Vice President and Chief Financial Officer

Date: August 12, 2005