Form 10-Q
period 2005-09-30
MICROFINANCIAL INC
filed 2005-11-14
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
          As of October 28, 2005, — 13,713,899 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2004	2005
ASSETS
Cash and cash equivalents	$9,709	$28,842
Net investment in leases and loans:
Receivables due in installments	59,679	31,442
Estimated residual value	9,502	4,878
Initial direct costs	453	128
Less:
Advance lease payments and deposits	(25)	(33)
Unearned income	(6,313)	(3,117)
Allowance for credit losses	(14,963)	(9,266)

Net investment in leases and loans	$48,333	$24,032

Investment in service contracts, net	4,777	2,156
Investment in rental contracts, net	1,785	2,984

Property and equipment, net	754	765
Other assets	2,412	1,485
Deferred income taxes	3,500	4,580

Total assets	$71,270	$64,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$34	$19
Subordinated notes payable	4,589	2,851
Capitalized lease obligations	41	—
Accounts payable	2,474	1,148
Dividends payable	—	686
Other liabilities	2,039	2,293

Total liabilities	$9,177	$6,997

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2004 and September 30, 2005	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,410,646 shares issued at December 31, 2004 and 13,726,900 shares at September 30, 2005	134	137
Additional paid-in capital	45,244	43,941
Retained earnings	19,186	13,947
Treasury stock, at cost (225,480) shares at December 31, 2004 and 14,251 shares at September 30, 2005)	(2,420)	(139)
Unearned compensation	(51)	(39)

Total stockholders’ equity	$62,093	$57,847

Total liabilities and stockholders’ equity	$71,270	$64,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues:
Income on financing leases and loans	$2,560	$832	$9,962	$3,442
Rental income	7,548	6,469	24,177	19,330
Income on service contracts	1,376	792	4,671	2,818
Loss and damage waiver fees	961	681	3,127	2,251
Service fees and other	1,780	595	6,078	2,559

Total revenues	14,225	9,369	48,015	30,400

Expenses:
Selling, general and administrative	7,235	4,461	21,359	16,699
Provision for credit losses	10,295	1,576	37,885	8,870
Depreciation and amortization	3,161	2,465	11,391	7,414
Interest	559	203	2,016	986

Total expenses	21,250	8,705	72,651	33,969

Income (loss) before provision /(benefit) for income taxes	(7,025)	664	(24,636)	(3,569)
Provision (benefit) for income taxes	(2,810)	310	(9,856)	(1,032)

Net income (loss)	($4,215)	$354	($14,780)	($2,537)

Net income (loss) per common share — basic	($0.32)	$0.03	($1.12)	($0.19)

Net income (loss) per common share — diluted	($0.32)	$0.03	($1.12)	($0.19)

Weighted-average shares used to compute:
Basic income (loss) per share	13,183,916	13,710,683	13,182,050	13,518,351

Diluted net income (loss) per share	13,183,916	13,910,948	13,182,050	13,518,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2004	2005
Cash flows from operating activities:
Cash received from customers	$67,561	$43,772
Cash paid to suppliers and employees	(21,698)	(16,541)
Cash received (paid) for income taxes	20	(48)
Interest paid	(2,168)	(413)
Interest received	14	276

Net cash provided by operating activities	43,729	27,046

Cash flows from investing activities:
Investment in lease contracts	(329)	(4,119)
Investment in inventory	(89)	(13)
Investment in direct costs	0	(33)
Investment in fixed assets	(76)	(271)

Net cash used in investing activities	(494)	(4,436)

Cash flows from financing activities:
Proceeds from secured debt	11,322	214
Repayment of secured debt	(58,593)	(135)
Proceeds from issuance of subordinated debt	1,500	—
Repayment of subordinated debt	—	(1,500)
Decrease in restricted cash	2,276	—
Repayment of capital leases	(122)	(41)
Payment of dividends	—	(2,015)

Net cash used in financing activities	(43,517)	(3,477)

Net increase (decrease) in cash and cash equivalents:	(282)	19,133
Cash and cash equivalents, beginning of period	6,533	9,709

Cash and cash equivalents, end of period	$6,251	$28,842

(continued on following page)
The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2004	2005
Reconciliation of net loss to net cash provided by operating activities:

Net loss	($14,780)	($2,537)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(9,962)	(3,442)
Depreciation and amortization	11,391	7,414
Provision for credit losses	37,885	8,870
Recovery of equipment cost and residual value	30,967	16,611
Share based compensation expense	—	930
Amortization of unearned compensation	24	12
Non-cash interest expense (amortization of debt discount)	147	572
Change in assets and liabilities:
Current taxes payable	20	(48)
Deferred income taxes	(9,856)	(1,032)
Other assets	(565)	802
Accounts payable	195	(1,326)
Other liabilities	(1,737)	220

Net cash provided by operating activities	$43,729	$27,046

Supplemental disclosure of non-cash activities:
Treasury stock issued for option exercises	$—	$2,018
Treasury stock issued for warrants exercised	$—	$222
Subordinated debt converted to equity	$—	$779
Fair market value of warrants issued	$784	$—
Fair market value of restricted stock issued		$63

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
(B) Summary of Significant Accounting Policies:
Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2005. The Company adopted the provisions of SFAS 123(R) on January 1, 2005, as discussed more fully below.
     The balance sheet at December 31, 2004 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Allowance for Credit Losses:
     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. Given the nature of the “microticket” market and the individual size of each transaction, the business does not warrant the creation of a formal credit review committee to review individual transactions. Rather, we developed a sophisticated, risk-adjusted pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper risk-adjusted pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk inherent in the transaction. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. During periods where we are making credit decisions and funding new transactions, it is important for us to periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, the business does not warrant evaluating transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. As such, transactions in our portfolio are not re-graded subsequent to the initial extension of credit, nor is the reserve allocated to specific transactions. Rather, we view the impaired contracts to have common characteristics and maintain a general allowance against our entire portfolio utilizing historical statistics for recovery and timing of recovery as the basis for the amount.
     The Company has adopted a consistent, systematic procedure for establishing and maintaining an appropriate reserve for credit losses for the microticket transactions. Management reviews, on a static pool basis, the collection experience on various months of originations. In addition management also reviews, on a static pool basis, the recoveries made on written off accounts. The results of these static pool analyses reflect the Company’s actual collection experiences given the fact that the Company obtains additional recourse in many instances in the form of

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
personal guaranties from the borrowers, as well as, in some instances, limited recourse from the dealer. In addition, management considers current delinquency statistics, current economic conditions, and other relevant factors. The combination of historical experience and the review of current factors provides the basis for the analysis to determine the adequacy of the reserves. The Company takes charge-offs against its receivables when such receivables are 360 days past due and no contact has been made with the lessee for 12 months.
     The following table sets forth the Company’s allowance for credit losses as of December 31, 2004 and September 30, 2005 and the related provision, charge-offs and recoveries for the nine months ended September 30, 2005.

Balance of allowance for credit losses at December 31, 2004		$14,963

Provision for credit losses		8,870
Charge-offs	(19,395)
Recoveries	4,828

Charge-offs, net of recoveries		(14,567)

Balance of allowance for credit losses at September 30, 2005		$9,266

Net Income (Loss) Per Share:
     Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. All stock options, common stock warrants, and unvested restricted stock were excluded from the computation of diluted net income (loss) per share for the three and nine month periods ended September 30, 2004 and for the nine month period ended September 30, 2005, because their inclusion would have had an antidilutive effect on net income (loss) per share. At September 30, 2004, 1,675,000 options, 663,035 warrants, and 17,500 shares of restricted stock were excluded from the computation of diluted net income (loss) per share. For the nine month period ended September 30, 2005, 1,242,500 options, 335,957 warrants, and 12,500 shares of restricted stock were excluded from the computation of diluted net income (loss) per share.

	For three months ended		For nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income (loss)	($4,215)	$354	($14,780)	($2,537)
Shares used in computation:
Weighted average common shares outstanding used in computation of net income (loss) per common share	13,183,916	13,710,683	13,182,050	13,518,351

Dilutive effect of common stock options	—	200,265	—	—

Shares used in computation of net income (loss) per common share – assuming dilution	13,183,916	13,910,948	13,182,050	13,518,351

Net income (loss) per common share — basic	($0.32)	$0.03	($1.12)	($0.19)

Net income (loss) per common share — diluted	($0.32)	$0.03	($1.12)	($0.19)

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
     Under the 1998 Equity Incentive Plan (the “1998 Plan”) which was adopted on July 9, 1998 the Company had reserved 4,120,380 shares of the Company’s common stock for issuance pursuant to the 1998 Plan. No options were granted during the nine months ended September 30, 2005. A total of 1,242,500 options were outstanding at September 30, 2005 of which 1,080,500 were vested.
     On February 4, 2004, one non-employee director was granted 25,000 shares of restricted stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized and unearned compensation on the balance sheet is reduced. As of September 30, 2005, 12,500 shares were fully vested, and $39,375 had been amortized from unearned compensation to compensation expense.
     On July 14, 2005, the non-employee directors were granted a total of 13,912 shares of restricted stock in accordance with the Company’s Board of Director’s compensation package. The restricted shares vested fully on the date of issuance.
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
     Effective January 1, 2005, the Company adopted the fair value recognition provisions for FASB Statement No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”). Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 123(R), compensation cost was recognized during the nine months ended September 30, 2005 for stock options. Results for prior years have not been restated. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value based method to all outstanding and unvested awards in each period.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income (loss), as reported	($4,215)	$354	($14,780)	($2,537)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	79	24	934
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(198)	(79)	(679)	(934)

Proforma net income (loss)	($4,409)	$354	($15,435)	($2,537)

Earnings (loss) per share:
As reported — basic and diluted	($0.32)	$0.03	($1.12)	($0.19)

Proforma — basic and diluted	($0.33)	$0.03	($1.17)	($0.19)

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following summarizes the stock option activity for the nine months ended September 30, 2005:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price
Outstanding at December 31, 2004	1,675,000	$0.86 to $13.544	$7.139
Exercised	(432,500)	$0.86 to $1.585	$1.250

Outstanding at September 30, 2005	1,242,500	$1.585 to $13.544	$9.189

     Information relating to stock options at September 30, 2005, summarized by exercise price, is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
		Average	Aggregate	Average		Aggregate
Exercise Price	Shares	Life (Years)	Intrinsic Value	Exercise Price	Shares	Intrinsic Value
$12.3125	359,391	3.41	$2,321,176	$12.3125	359,391	$2,321,176
$13.5440	40,609	3.41	$288,479	$13.5440	40,609	$288,479
$9.7813	350,000	4.41	$1,907,883	$9.7813	350,000	$1,907,883
$13.1000	90,000	5.39	$538,208	$13.1000	72,000	$493,357
$6.7000	235,000	6.42	$875,455	$6.7000	141,000	$627,409
$1.5850	167,500	7.16	$179,929	$1.5850	117,500	$129,794

$ 1.585 to $13.544	1,242,500	4.91	$6,111,130	$9.8453	1,080,500	$5,768,098

     In March 2005, the Company’s Board of Directors elected to allow for the immediate vesting of all of the President and CEO’s in the money options. This resulted in the acceleration of vesting for 70,000 options with an exercise price of $1.585 and 80,000 options with an exercise price of $0.86. As a result of that acceleration, which was permitted under the terms of the 1998 Plan, the Company recognized additional compensation expense of $566,000 for the nine months ended September 30, 2005. In addition, the Company’s Board of Directors elected to allow the cashless exercise of all options exercised during the nine months ended September 30, 2005. As a result of the circumstances of the exercises, all awards made under the 1998 Plan have been classified as share-based liability awards. During the three and nine months ended September 30, 2005, the total share based employee compensation cost recognized was $79,000 and $930,000 respectively.
     In accordance with SFAS 123(R), for share-based liability awards, the Company must recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As of September 30, 2005, a minimum of $424,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2 years. In addition, the Company will also recognize any additional incremental compensation cost as it is incurred. For the three months ended September 30, 2005, the Company recognized a reduction of $2,000 in compensation expense due to the change in the fair value of the share-based liability awards outstanding. For the nine months ended September 30, 2005, the Company recognized an additional $39,000 in compensation expense due to the change in the fair value of the share-based liability awards outstanding.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     There were no options granted during the nine months ended September 30, 2004 and 2005, respectively. The fair values as of September 30, 2005, of the remaining unvested options classified as liability instruments per SFAS 123(R) were estimated using the following key input assumptions at September 30, 2005:

Original grant date	11/25/2002	2/28/2002	2/20/01	2/24/2000	2/25/1999	2/25/1999
Exercise price	$1.59	$6.70	$13.10	$9.78	$13.54	$12.31
Expected life (in years)	3.75	3.75	3.25	2.75	2.25	2.00
Annualized volatility	81%	81%	81%	81%	81%	81%
Dividend yield	5.13%	5.13%	5.13%	5.13%	5.13%	5.13%
Risk free rate	4.050%	4.050%	3.910%	3.910%	3.820%	3.820%
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
Notes Payable:
     The Company had borrowings outstanding under its respective credit facilities, securitization, and long-term debt agreements with the following terms:

		Amounts outstanding as of
	Interest	December 31,	September 30,
(dollars in thousands)	Rate	2004	2005
Revolving credit facility	prime + 1.5%	$34	$19
Subordinated notes	7.75%-13.0%	5,152	2,851

		$5,186	$2,870

     On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. The prime rates at December 31, 2004, and September 30, 2005 were 5.25% and 6.75% respectively. The 90-day LIBOR rate at December 31, 2004 and September 30, 2005 were 2.56% and 4.065% respectively.
     In May 2005, one of the Company’s lenders elected to exercise the warrants that had been issued in connection with a $2.0 million subordinated note. The lender exercised 110,657 warrants at $2.00 per share and 191,685 warrants at $2.91 per share. In lieu of paying cash for the transaction the lender converted $779,117 of the subordinated note that was outstanding from debt to equity.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dividends:
     During the fourth quarter of 2002, the Board of Directors suspended the future payment of dividends to comply with the Company’s then-existing banking agreements. The Company paid no dividends for the years ended December 31, 2003 and December 31, 2004, respectively. The Company resumed paying dividends in 2005 and has paid a dividend of $.05 per share in the months of February, May and August during the year.
     The Company’s Board of Directors declared a dividend of $0.05 per share on September 16, 2005, payable on November 15, 2005 to holders of record of MFI common stock at the close of business on October 31, 2005. Future dividend payments are subject to ongoing quarterly review and evaluation by the Board of Directors. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company’s Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company’s credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of future dividends.
New Accounting Pronouncements:
     On December 16, 2004, the FASB issued FASB Statement No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29 (SFAS 153). APB Opinion No. 29, Accounting for Non-monetary Transactions (APB 29) required that non-monetary exchanges be accounted for at fair value, subject to certain exceptions. SFAS 153 has removed the exception for non-monetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all non-monetary asset exchanges in fiscal periods beginning after June 15, 2004. The Company has determined that the adoption of this Statement will not have a material impact on its results of operations of consolidated financial position.
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
Other:
     During the third quarter, the Company sold Transaction Enabling Systems, a limited liability company that was acquired by Leasecomm Corporation in January of 2001. The sale consisted of approximately 1,100 rental contracts each with monthly payments of $25. The sale allowed the Company to release a previously disputed liability of approximately $1 million. The terms and conditions of the sale provide that the Company will be allowed to share in a percentage of the monthly payments on any existing Transaction Enabling Systems contracts as well as any new contracts generated by the buyer.

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
     The Company has also continued to follow the cost reduction initiatives that have been ongoing for the past several quarters, including a reduction in headcount from 136 at December 31, 2003 to 103 at December 31, 2004. During the nine months ended September 2005, the employee headcount was further reduced to 89 in a continued effort to maintain an infrastructure that is aligned with current business conditions. In addition, during the nine months ended September 30, 2005, the Company has begun to actively increase its industry presence with a more focused and targeted sales and marketing effort. The Company continues to invest capital to build an infrastructure to support new sales and marketing initiatives, and has brought in new sales and marketing management to spearhead the effort.
     MicroFinancial, through its wholly owned subsidiaries, may periodically finance its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose vehicles. MFI Finance Corporation I (“MFI I”) and MFI Finance Corporation II, LLC (“MFI II”) are special purpose entities that the Company had set up in the past to facilitate these securitizations. The assets of such special purpose vehicles and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, TimePayment Corp. LLC, MicroFinancial Incorporated, or other affiliates. While Leasecomm Corporation generally does not sell its interests in leases, service contracts or loans to third parties after origination, the Company does, from time to time, contribute certain leases, service contracts, or loans to special-purpose entities for purposes of obtaining financing in connection with the related receivables. The contribution of such assets under the terms of such financings are intended to constitute “true sales” of such assets for bankruptcy purposes (meaning that such assets are legally isolated). However, the special purpose entities to which such assets are contributed are required under generally accepted accounting principles to be consolidated in the financial statements of the Company. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment. The Company does not currently have any securitizations outstanding nor are any of the Company’s assets currently attributed to MFI I or MFI II. It is expected that the Company will use securitizations as a means of re-financing outstanding debt when the need arises in the future.

Three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
Results of Operations

	For the three months ended
		September 30,
	2004	Change	2005
	(dollars in thousands)
Income on financing leases and loans	$2,560	(67.5)%	$832
Rental income	7,548	(14.3)%	6,469
Income on service contracts	1,376	(42.4)%	792
Service fees, waiver fees and other	2,741	(53.4)%	1,276

Total revenues	$14,225	(34.1)%	$9,369

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
     Total revenues for the three months ended September 30, 2005 were $9.4 million, a decrease of $4.9 million, or 34.1%, from the three months ended September 30, 2004. The decrease was primarily due to a decrease of $1.7 million, or 67.5%, in income on financing leases and loans; $1.1 million or 14.3% in rental income; $1.5 million or 53.4% in service fees, loss and damage waiver fees and other income, and $584,000, or 42.4% in service contract income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts outstanding during the period. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002, as a result of its lenders not renewing the revolving credit facility on September 30, 2002. Revenues are expected to continue to decline until such time as new originations begin to outpace the rate of attrition of contracts in the existing portfolio.
     Selling, General and Administrative

	For the three months ended
	September 30,
	2004	Change	2005
	(dollars in thousands)
Selling, general and administrative	$7,235	(38.3)%	$4,461
As a percent of revenue	57.9%		47.6%
     The Company’s selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, information systems and communications. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company’s portfolio of leases and rental contracts. SG&A expenses decreased by $2.8 million, or 38.3%, for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. The decrease was primarily driven by a reduction in collection expense of $721,000, debt closing expenses and bank charges of $611,000, personnel-related expenses of $172,000, insurance expense of $126,000, legal and professional fees of $135,000, and a reduction of $108,000 in sales programs. The expense reductions were achieved as management continued to align the Company’s infrastructure with the current business conditions. The decrease in personnel-related expenses achieved through reductions in headcount was offset by the recognition of $79,000 of additional compensation expense recognized as a result of the adoption of SFAS 123(R) as of January 1, 2005. Also included in the SG&A expense reduction was a credit of approximately $700,000 relating to the favorable settlement of a disputed liability related to a previous acquisition.

     Provision for Credit Losses

	For the three months ended
	September 30,
	2004	Change	2005
	(dollars in thousands)
Provision for credit losses	$10,295	(84.7)%	$1,576
As a percent of revenue	72.4%		16.8%
     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company’s provision for credit losses decreased by $8.7 million, or 84.7%, for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. The provision was based on the Company’s historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.
     Depreciation and Amortization

	For the three months ended
		September 30,
	2004	Change	2005
	(dollars in thousands)
Depreciation – fixed assets	$174	(66.1)%	$59
Depreciation and amortization – rentals	2,033	(23.3)%	1,559
Depreciation and amortization – contracts	954	(11.2)%	847
Total depreciation and amortization	3,161	(22.0)%	2,465

As a percent of revenue	22.2%		26.3%
     Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company’s investment in service contracts. The Company’s investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. The Company’s accounting policy for recording and depreciating rental equipment under operating leases depends upon the source of the rental contract. Certain rental contracts are originated as a result of the renewal provisions of the lease agreement whereby at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. These contracts are recorded at their residual value and depreciated over a term of 12 months. This term represents our estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed as an impairment charge.

     The Company also offers a financial product where the customer may acquire a new piece of equipment and sign a rental agreement, which allows the customer, assuming the contract is current and no event of default exists, to terminate the contract at any time by returning the equipment and providing the company with 30 days notice. These contracts are recorded at acquisition cost and an average contract life of 36 months is assigned to these schedules. This term is an estimate of the expected term under which the renter will continue to make payments and is based upon our historical experience. In the event that the contract terminates prior to the end of the 36 month period, the remaining net book value is expensed as an impairment charge. Service contracts are recorded at cost and amortized over their estimated life of 84 months. In a typical service contract acquisition, a homeowner will purchase a home security system and simultaneously sign a contract with the security dealer for the monitoring of that system for a monthly fee. The security dealer will then sell the rights to that monthly payment to the Company. We perform all of the processing, billing, collection and administrative work on these transactions. The service contract is recorded at cost. The estimated life of 84 months for service contracts is based upon the standard expected life of such contracts in the security monitoring industry and has also proven to be accurate based upon our own historical performance of various monitoring portfolios. In the event the contract terminates prior to the 84 month term, the remaining net book value is expensed as an impairment charge at that time. Depreciation and amortization related to rental contracts decreased by $474,000 or 23.3%, and depreciation and amortization related to service contracts decreased by $107,000 or 11.2% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. The decrease in depreciation and amortization can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts as well as the fact that a greater percentage of the contracts are fully depreciated. Depreciation related to the Company’s property and equipment decreased by $115,000 or 59.0% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.
     Interest Expense

	For the three months ended
		September 30,
	2004	Change	2005
	(dollars in thousands)
Interest	$559	(63.6)%	$203
As a percent of revenue	3.9%		2.0%
     The Company pays interest on borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations where applicable. Interest expense decreased by $356,000, or 63.6%, for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. This decrease resulted primarily from the Company’s decreased level of borrowings. At September 30, 2005, the Company had notes payable of $19,000 ($113,000 net of a discount of $94,000) and subordinated notes payable of $2.9 million, compared to notes payable of $11.4 million (including $11.3 million of borrowings on the senior credit facility, net of a discount of $139,000, and $250,000 of term notes) and subordinated notes payable of $4.4 million ($4.7 million net of a discount of $366,000).
     Provision (Benefit) for Income Taxes

	For the three months ended
		September 30,
	2004	Change	2005
	(dollars in thousands)
Provision (benefit) for income tax	($2,810)	(111.0)%	$310
As a percent of revenue	19.8%		3.3%
     The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, whether a valuation allowance is deemed necessary. Provision (benefit) for income taxes increased by $3.1 million, or 111.0%, for the three months ended

September 30, 2005, as compared to the three months ended September 30, 2004. This increase resulted primarily from the Company returning to a taxable position as well as a change in the Company’s estimated effective tax rate from 40.0% for the three months ended September 30, 2004 to 46.8% for the three months ended September 30, 2005. The change in the effective tax rate is due to compensation expense recognized as a result of the acceleration of certain options held by the Company’s Chief Executive Officer. Under the Internal Revenue Service Code, deductions for remuneration in excess of $1.0 million which is not performance based is disallowed for publicly traded companies.
     Other Operating Data
     Dealer fundings were $1.6 million, for the three months ended September 30, 2005, an increase of $1.4 million or 700%, compared to the three months ended September 30, 2004. The Company was forced to suspend virtually all originations from October 2002 until June 2004 when the Company was able to secure a limited amount of new financing. During the third quarter of 2004, the Company focused its efforts on securing a larger, lower price line of credit and restarting its origination business with a few select vendors. During the three months ended September 30, 2005, the Company has continued to concentrate on its business development efforts, which include increasing the size of the vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, loans receivable, gross investment in service contracts, and gross investment in rental equipment also decreased from $90.0 million for the year ended December 31, 2004 to $53.8 million in September 2005. Net cash provided by operating activities decreased by $4.4 million, or 34.9%, to $8.3 million during the three months ended September 30, 2005.

Nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
Results of Operations

	For the nine months ended
		September 30,
	2004	Change	2005
	(dollars in thousands)
Income on financing leases and loans	$9,962	(65.4)%	$3,442
Rental income	24,177	(20.0)%	19,330
Income on service contracts	4,671	(39.6)%	2,818
Service fees, waiver fees and other	9,205	(47.7)%	4,810

Total revenues	$48,015	(36.7)%	$30,400

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
     Total revenues for the nine months ended September 30, 2005 were $30.4 million, a decrease of $17.6 million, or 36.7%, from the nine months ended September 30, 2004. The decrease was primarily due to a decrease of $6.5 million, or 65.4%, in income on financing leases and loans, $4.4 million or 47.7% in service fees, waiver fees and other income, $1.9 million, or 39.6% in service contract income, and $4.8 million or 20.0% in rental income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts outstanding during the period. The smaller portfolio size is a direct result of the Company being forced to suspend virtually all new originations in October 2002 as a result of its lenders not renewing the revolving credit facility on September 30, 2002. Revenue is expected to continue to decline until such time as new originations begin to outpace the rate of attrition of contracts in the existing portfolio.
     Selling, General and Administrative

	For the nine months ended
		September 30,
	2004	Change	2005
	(dollars in thousands)
Selling, general and administrative	$21,359	(21.8)%	$16,699
As a percent of revenue	44.5%		54.9%
     The Company’s selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, information systems and communications. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company’s portfolio of leases and rental contracts. SG&A expenses decreased by $4.6 million, or 21.8%, for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The decrease was primarily driven by a reduction in debt closing expense and bank charges of approximately $1.3 million, a $788,000 reduction in collection expense, a $656,000 reduction in sales program expenses and inventory services related to the existing portfolio, a $460,000 reduction in professional and legal fees, and a $510,000 reduction in insurance expense. Also included in the SG&A expense reduction was a credit of approximately $700,000 relating to the favorable settlement of a disputed liability related to a previous acquisition. Despite a reduction in headcount to 89 as of September 30, 2005, personnel-related expenses remained relatively flat at $6.9 million. The decrease in headcount was offset by the recognition of $930,000 of additional compensation expense recognized as a result of the acceleration of vesting of 150,000 options as well as a cashless exercise of the vested shares and the adoption of SFAS 123(R) as of January 1, 2005. The acceleration was approved by the Board and permitted under the 1998 Plan. The decrease in headcount was also offset by $264,000 in compensation and benefits expenses resulting from an accrual associated with employment agreements between the Company and two former employees.

     Provision for Credit Losses

	For the nine months ended
		September 30,
	2004	Change	2005
	(dollars in thousands)
Provision for credit losses	$37,885	(76.6)%	$8,870
As a percent of revenue	78.9%		29.2%
     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company’s provision for credit losses decreased by $29.0 million, or 76.6%, for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, while net charge-offs decreased 74.5% to $14.6 million. The provision was based on the Company’s historical policy of providing a provision for credit losses based upon the dealer fundings and revenue recognized in any period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.
     Depreciation and Amortization

	For the nine months ended
		September 30,
	2004	Change	2005
	(dollars in thousands)
Depreciation – fixed assets	$649	(57.9)%	$273
Depreciation and amortization – rentals	7,622	(40.7)%	4,521
Depreciation and amortization – contracts	3,120	(16.0)%	2,620
Total depreciation and amortization	11,391	(34.9)%	7,414

As a percent of revenue	23.7%		24.4%
     Depreciation and amortization expenses consist primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company’s investment in service contracts. The Company’s investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. The Company’s accounting policy for recording and depreciating rental equipment under operating leases depends upon the source of the rental contract. Certain rental contracts are originated as a result of the renewal provisions of the lease agreement whereby at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. These contracts are recorded at their residual value and depreciated over a term of 12 months. This term represents our estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed as an impairment charge.
     The Company also offers a financial product where the customer may acquire a new piece of equipment and sign a rental agreement, which allows the customer, assuming the contract is current and no event of default exists, to terminate the contract at any time by returning the equipment and providing the company with 30 days notice. These contracts are recorded at acquisition cost and an average contract life of 36 months is assigned to these schedules. This term is an estimate of the expected term under which the renter will continue to make payments and is based upon our historical experience. In the event that the contract terminates prior to the end of the 36 month period, the remaining net book value is expensed as an impairment charge. Service contracts are recorded at cost and amortized over their estimated life of 84 months. In a typical service contract acquisition, a homeowner will purchase a home security system and simultaneously sign a contract with the security dealer for the monitoring of that system for a monthly fee. The security dealer will then sell the rights to that monthly payment to the Company. We perform all of the processing, billing, collection and administrative work on these transactions. The service contract is recorded at cost. The estimated life of 84 months for service contracts is based upon the standard expected life of such contracts in the security monitoring industry and has also proven to be accurate based upon our own historical performance of various monitoring portfolios. In the event the contract terminates prior to the 84 month term, the remaining net book value is expensed as an impairment charge at that time. Depreciation and amortization related to rental contracts decreased by $3.1 million or 40.7% and depreciation and amortization related to service contracts decreased by $500,000 million, or 16.0%, for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The decrease in depreciation and amortization can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rental and service contracts as well as the fact that a greater percentage of the contracts are fully depreciated. Depreciation related to the Company’s property and equipment decreased by $376,000 or 57.9%, for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.
     Interest Expense

	For the nine months ended
		September 30,
	2004	Change	2004
	(dollars in thousands)
Interest	$2,016	(51.1)%	$986
As a percent of revenue	4.2%		3.2%
     The Company pays interest on borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations where applicable. Interest expense decreased by $1.1 million, or 52.2%, for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. This decrease resulted primarily from the Company’s decreased level of borrowings. At September 30, 2005, the Company had notes payable of $19,000 and subordinated notes payable of $2.8 million ($2.9 million net of a discount of $22,000), compared to notes payable of $11.4 million (including $11.3 million of borrowings on the senior credit facility, net of a discount of $139,000, and $250,000 of term notes) and subordinated notes payable of $4.4 million ($4.8 million net of a discount of $366,000) at September 30, 2004.
     Benefit for Income Taxes

	For the nine months ended
		September 30,
	2004	Change	2005
	(dollars in thousands)
Benefit for income tax	($9,856)	(89.5)%	($1,032)
As a percent of revenue	20.5%		3.4%
     The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, whether a valuation allowance is deemed necessary. Provision (benefit) for income taxes increased by $8.8 million, or 89.5%, for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. This increase resulted primarily from a reduction in the pre-tax loss for the nine months ended September 30, 2005 as well as a change in the Company’s estimated effective tax rate from (40.0%) for the nine months ended September 30, 2004 to (28.9%) for the nine months ended September 30, 2005. The change in the effective tax rate is primarily due to the Company recognizing a corporate tax deduction associated with the exercise of employee stock options. Under the Internal Revenue Service Code, deductions for remuneration in excess of $1.0 million which is not performance based is disallowed for publicly traded companies.
     Other Operating Data
     Dealer fundings were $4.2 million for the nine months ended September 30, 2005, an increase of $3.8 million, or 1340%, compared to the nine months ended September 30, 2004. The Company was forced to suspend virtually all originations from October 2002 until June 2004 when the Company was able to secure a limited amount of new financing. During the third quarter of 2004, the Company focused its efforts on securing a larger, lower priced line of credit and restarting its origination business with a few select vendors. During the nine months ended September 30, 2005, the Company has continued to concentrate on its business development efforts, which include increasing the size of the vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, loans receivable, gross investment in service contracts, and gross investment in rental equipment also decreased from $90.0 million for the year ended December 31, 2004 to $59.8 million at September 30, 2005. Net cash provided by operating activities decreased by $16.7 million, or 38.1%, to $27.0 million during the nine months ended September 30, 2005.
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

     Leases, service contracts, rental contracts and loans are charged against the allowance for credit losses and are put on non-accrual when they are deemed to be uncollectible. Generally, the Company deems leases, service contracts, rental contracts and loans to be uncollectible when one of the following occurs: (i) the obligor files for bankruptcy; (ii) the obligor dies, and the equipment is returned; or (iii) when an account has become 360 days delinquent without contact with the lessee. Historically, the typical monthly payment under the Company’s leases has been between $30 and $50 per month. As a result of these small monthly payments, the Company’s experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current (at 360 days past due, a lessee may only owe lease payments of between $360 and $600).
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
Exposure to Credit Losses
     The following table sets forth certain information as of December 31, 2004 and September 30, 2005 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company’s portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

	As of December 31,		As of September 30,
(dollars in thousands)	2004		2005
Cumulative amounts billed	$303,695		$239,109

31-60 days past due	$1,858	0.6%	$1,145	0.5%
61-90 days past due	1,818	0.6%	1,210	0.5%
Over 90 days past due	29,673	9.8%	17,715	7.4%

Total past due	$33,349	11.0%	$20,070	8.4%

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

(dollars in thousands)	December 31, 2004		September 30, 2005
Current	$19,945	33.40%	$8,667	27.54%
31-60 days past due	1,079	1.80%	681	2.17%
61-90 days past due	987	1.70%	721	2.29%
Over 90 days past due	37,668	63.10%	21,373	68.00%

Gross receivables due in installments	$59,679	100.00%	$31,442	100.00%

Liquidity and Capital Resources
     General
     The Company’s lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new leases originations. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, its on-balance sheet securitizations, the issuance of subordinated debt and an initial public offering completed in February of 1999. The Company will continue to require significant additional capital to maintain and expand its volume of leases, and contracts funded, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, the Company expects to finance the business utilizing its cash on hand as well as its line of credit. Additionally, the Company’s uses of cash include the payment of interest expenses, repayment of borrowings under its credit facilities and securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.
     For the nine months ended September 30, 2004 and September 30, 2005, respectively, the Company’s primary source of liquidity was cash provided by operating activities. The Company generated cash flow from operations of $27.0 million for the nine months ended September 30, 2005 and $43.7 million for the nine months ended September 30, 2004. At September 30, 2005, the Company also had approximately $3.0 million outstanding under its revolving credit facilities and long term debt instruments, with a borrowing capacity of approximately $7.6 million available, as described in more detail below.
     The Company used net cash in investing activities of $4.4 million for the nine months ended September 30, 2005 and $494,000 for the nine months ended September 30, 2004. Investing activities primarily relate to the origination of new leases and contracts as well as capital expenditures.

     Net cash used in financing activities was $3.5 million for the nine months ended September 30, 2005 and $43.5 million for the nine months ended September 30, 2004. Financing activities include net borrowings and repayments on our various financing sources.
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
     Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	As of		As of
	December 31, 2004		September 30, 2005
						Maximum
	Amounts	Interest	Amounts	Interest	Unused	Facility
(dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$34	Prime + 1.5%	$113	Prime + 1.5%	$29,887	$30,000
Subordinated notes (2)	5,152	7.75%-13.0%	2,873	7.75%-13.0%	—	—

	$5,186		$2,986		$29,887	$30,000

(1)	The unused capacity is subject to lease eligibility and the borrowing base formula. Amounts shown exclude debt discounts associated with warrants

(2)	Subordinated notes are generally one-time fundings, without any ability for the Company to draw down additional amounts. Amounts shown exclude debt discounts associated with warrants
     On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into Prime Rate Loans. The prime rates at December 31, 2004, and September 30, 2005 were 5.25% and 6.75% respectively. The 90-day LIBOR rates at December 31, 2004 and September 30, 2005 were 2.56% and 4.065% respectively. As of September 30, 2005, based on lease eligibility and the borrowing base formula, the Company had $7.6 million in borrowing capacity available on the CIT line of credit.
Financial Covenants
     The Company’s secured revolving line of credit with CIT has financial covenants that it must comply with in order to obtain funding through the facility and to avoid an event of default. Some of the critical financial covenants under the CIT line of credit as of September 30, 2005 include:
•	Consolidated tangible capital funds not less than $42.5 million

•	Allowance for credit losses of at least 9.0% of gross lease installments

•	Maximum leverage ratio of not more than 3:1
     As of September 30, 2005, management believes that the Company was in compliance with all covenants in its borrowing relationships.

Contractual Obligations and Commercial Commitments
     The Company has entered into various agreements, such as long term debt agreements, capital lease agreements and operating lease agreements that require future payments be made. Long term debt agreements include all debt outstanding under the senior credit facility, securitizations, subordinated notes, demand notes and other notes payable.
     At September 30, 2005, the repayment schedules for outstanding long term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows:

	Revolving
For the period ended	Credit	Long-Term	Operating
December 31,	Facility(1)	Debt	Leases	Total
2005	$112	$273	$292	$677
2006	—	2,600	237	2,837
2007	—	—	237	237
2008	—	—	237	237
2009	—	—	237	237
2010	—	—	237	237
Thereafter	—	—	—	—

	$112	$2,873	$1,477	$4,462

(1)	The Company’s obligation to repay the revolving credit facility in the current year is subject to lease collateral availability and the borrowing base formula. The credit facility expires on September 29, 2007.
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
Other
     The Company is currently undergoing an audit of its 1997 through 2002 tax years. As part of the audit, the Internal Revenue Service Agent has proposed several adjustments to the annual tax returns, which if final, would require the Company to pay the IRS an amount between $8.0 and $10.0 million. Such payments would be offset by an adjustment to the deferred tax asset such that the amount would likely be recoverable in future periods. The Company has several defenses to these adjustments and will file a formal response under the appeals process challenging these adjustments. However, the Company can give no assurance that it will be successful in any appeal procedure.

Note on Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including but not limited to: the Company’s need for additional financing in order to originate new leases and contracts; the Company’s dependence on point-of-sale authorization systems and expansion into new markets; the Company’s significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; change in regulatory environment; the availability of qualified personnel, the ultimate outcome of the IRS tax audit, and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect the management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company’s common stock. Statements relating to past dividend payments or the Company’s current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in the Company’s business, see the risk factors described in the Company’s most recent Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk
Market-Rate-Sensitive Instruments and Risk Management
     The following discussion about the Company’s risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
     In the normal course of operations, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk, and legal risk, and are not represented in the analysis that follows.
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
     Given the relatively short average life of the Company’s leases, contracts and loans, the Company’s goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the restrictions imposed by the Company’s senior lender on the Company’s ability to prepay its fixed rate debt, the Company is limited in its ability to manage the blend of fixed rate and variable rate interest obligations. As of September 30, 2005, the Company’s outstanding fixed-rate indebtedness outstanding under the Company’s securitizations and subordinated debt represented 96.2% of the Company’s total outstanding indebtedness of $3.0 million.
The Company maintains an investment portfolio in accordance with its Investment Policy Guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. The Company minimizes investment risk by limiting the amount invested in any single issuance and by focusing on conservative investment choices with short terms and high credit quality standards. The Company does not use derivative financial instruments nor does it invest for speculative trading purposes.
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
     Internal Controls: During the fiscal quarter ended September 30, 2005, no changes were made to the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     B. On August 22, 2002 plaintiff Aaron Cobb filed a Complaint against Leasecomm Corporation and MicroFinancial, Inc. and another Entity known as Galaxy Mall, Inc. alleging breach of contract; Fraud, Suppression and Deceit; Unjust Enrichment; Conspiracy; Conversion; Theft by Deception; and violation of Alabama Usury Laws. The Complaint was filed on behalf of Aaron Cobb individually, and on behalf of a class of persons and entities similarly situated in the State of Alabama. More specifically, the Plaintiff purports to represent a class of persons and small business in the State of Alabama who allegedly were induced to purchase services and/or goods from any of the Defendants named in the Complaint. The case is venued in Bullock County, Alabama. On March 31, 2003 the trial court entered an Order denying the Company’s Motion to Dismiss. An appeal of the Order was filed with the Alabama Supreme Court on May 12, 2003. On February 20, 2004, the Alabama Supreme Court overruled the Company’s application for rehearing. On February 24, 2004, Plaintiff filed a First Amended Class Action Complaint in which Plaintiff added Electronic Commerce International (“ECI”) as an additional party defendant. No new allegations were asserted against the Company in the Amended Complaint. On March 31, 2004 the Company filed an answer to the Amended Complaint denying the Plaintiff’s allegations. The Company and Galaxy Mall also filed certain procedural motions. The motions were scheduled to be heard in September 2004, however, the parties reached an agreement on settlement terms before that hearing. On April 14, 2005, the Court entered an Order Granting Preliminary Approval of the proposed class settlement. Notice of the settlement was distributed to all the class members in accordance with the Court’s instructions. Upon expiration of the notice period, the parties sought and the court granted a Final Order approving the settlement on July 7, 2005. This Order became final on August 19, 2005 after the 42-day appeal period expired. The settlement was not material to the company and no cash was paid to the plaintiffs as part of the settlement.
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
     D. In October 2003, the Company was served with a purported class action complaint, which was filed in United States District Court for the District of Massachusetts alleging violations of the federal securities laws. The purported class would consist of all persons who purchased Company securities between February 5, 1999 and October 30, 2002. The Complaint asserts that during this period the Company made a series of materially false or misleading statements about the Company’s business, prospects and operations, including with respect to certain lease provisions, the Company’s course of dealings with its vendor/dealers, and the Company’s reserves for credit losses. In April 2004, an Amended Class Action Complaint was filed which added additional defendants and expanded upon the prior allegations with respect to the Company. The Company has filed a Motion to Dismiss the Amended Complaint, which is awaiting decision by the Court. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
ITEM 5 Other Information:
     On August 1, 2005, the Company was notified by the New York Stock Exchange that it was not in compliance with the NYSE’s continued listing standards. The Company was considered “below criteria” by the NYSE since over a consecutive 30 day period, its total market capitalization and its stockholder’s equity were each less than $75 million. The Company described this notice in its current report on Form 8-K filed with Securities and Exchange Commission on August 4, 2005. In accordance with the continued listing criteria set forth by the New York Stock Exchange, the Company presented a plan to the NYSE Listing and Compliance Committee within the 45 day required timeframe demonstrating how it intended to comply with the continued listing standards.
     The Company was notified on October 31, 2005 that the New York Stock Exchange’s Listings and Compliance Committee has accepted the Company’s proposed continued listing plan. As a result of the Exchange’s decision to accept the plan, the Company’s listing will continue, subject to quarterly monitoring by the Committee to ensure compliance with the criteria set forth in the plan. Failure to achieve the goals and objectives outlined in the plan, or to meet the minimum continued listing requirements within the required timeframes, could subject the Company to NYSE trading suspension and delisting.
     During the third quarter, the Company sold Transaction Enabling Systems, a limited liability company that was acquired by Leasecomm Corporation in January of 2001. The sale consisted of approximately 1,100 rental contracts each with monthly payments of $25. The sale allowed the Company to release a previously disputed liability of approximately $1 million. The terms and conditions of the sale provide that the Company will be allowed to share in a percentage of the monthly payments on any existing Transaction Enabling Systems contracts as well as any new contracts generated by the buyer.

ITEM 6 Exhibits
(a)	Exhibits index

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By: /s/ Richard F. Latour
President and Chief Executive Officer

By: /s/ James R. Jackson Jr.
Vice President and Chief Financial Officer
Date: November 14, 2005