Form 10-K
period 2005-12-31
MICROFINANCIAL INC
filed 2006-04-13
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 1-14771
MicroFinancial Incorporated
(Exact name of Registrant as Specified in its Charter)

Massachusetts	04-2962824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10M Commerce Way, Woburn, MA (Address of Principal Executive Offices)	01801 (zip code)
Registrant’s telephone number, Including Area Code:
(781) 994-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, $0.01 par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No  ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
      Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $43,092,000, computed by reference to the closing price of such stock as of such date.
      As of March 1, 2006, 13,785,273 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2005, are incorporated by reference in Part III hereof.

PART I

Item 1.	Business

General
      MicroFinancial Incorporated (“MicroFinancial” or the “Company”) was formed as a Massachusetts corporation on January 27, 1987. The Company operates primarily through its wholly-owned subsidiaries, Leasecomm Corporation and TimePayment Corp. LLC. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services in amounts generally ranging from $500 to $15,000 with an average lease term of approximately 44 months. Leasecomm historically financed contracts with an average amount financed of approximately $1,900 while the average amount financed by TimePayment is approximately $6,900. Leasecomm Corporation started originating leases in January 1986, while TimePayment Corp. LLC started originating leases in July 2004. The Company has used proprietary software in developing a sophisticated, risk-adjusted pricing model and in automating its credit approval and collection systems, including a fully-automated, Internet-based application, credit scoring and approval process.
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
      The majority of the Company’s portfolio is currently for authorization systems for point-of-sale, card-based payments by, for example, debit, credit and charge cards (“POS authorization systems”). POS authorization systems require the use of a POS terminal capable of reading a cardholder’s account information from the card’s magnetic strip and combining this information with the amount of the sale entered via a POS terminal keypad, or POS software used on a personal computer to process a sale. The terminal electronically transmits this information over a communications network to a computer data center and then displays the returned authorization or verification response on the POS terminal.
      Historically, the Company has depended heavily on external financing to fund new leases and contracts. In September 2002, the Company’s then-existing credit facility failed to renew. Renewal of the credit facility required 100% participation from the nine lenders, and one of the lenders chose not to renew. As a result, in October 2002, the Company was forced to suspend virtually all new contract originations until a source of funding was obtained or at such time that the senior credit facility had been paid in full. In June 2004, MicroFinancial secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note that enabled the Company to resume microticket contract originations. In conjunction with raising new capital, the Company also formed a new wholly owned operating subsidiary, TimePayment Corp. LLC. On September 29, 2004, MicroFinancial secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the previous one year, $8 million line of credit obtained in June 2004 under more favorable terms and conditions. In addition, it retired the existing outstanding debt with the former bank group. In the near term, the Company expects to finance the business with the cash on hand and its line of credit with CIT.

Leasing, Servicing and Financing Programs
      The Company originates leases for products that typically have limited distribution channels and high selling costs. The Company facilitates sales of such products by allowing dealers to make them available to their customers for a small monthly lease payment rather than a higher initial purchase price. The Company primarily leases and rents low-priced commercial equipment to small merchants. The majority of the Company’s portfolio is currently for POS authorization systems; however, the Company also leases a wide variety of other equipment including advertising and display equipment, coffee machines, paging systems, water coolers and restaurant equipment. In addition, the Company also acquires service contracts and contracts in certain other financing markets. The Company opportunistically seeks to enter various other financing markets.
      The Company’s consumer financings include acquiring service contracts from dealers that primarily provide residential security monitoring services, as well as consumer leases for a wide range of consumer products.
      Prior to the suspension of new contract originations in October 2002, the Company originated leases, contracts and loans in all 50 states of the United States and its territories. Since resuming the origination of contracts in June 2004 the Company has originated contracts in over 40 states, and going forward expects to resume originating leases in all 50 states of the United States and its territories. The Company continues to service leases, contracts and loans in all 50 states of the United States and its territories. As of both December 31, 2004 and 2005, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of the Company’s portfolio. Only California accounted for more than 10% of the total portfolio as of December 31, 2004 and 2005 at approximately 14%. None of the remaining states other than those listed above accounted for more than 4% of such total.

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
      During the term of a typical lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company’s borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. Throughout the term of the lease, the Company charges late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases in the Company’s portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 2005.
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

Residual Interests in Underlying Equipment
      The Company typically owns a residual interest in the equipment covered by a lease. The value of such interest is estimated at inception of the lease based upon the Company’s estimate of the fair value of the asset. At the end of the lease term, the lessee has the option to buy the equipment at a price quoted by the Company, return the equipment or continue to rent the equipment on a month-to-month basis. If the equipment is returned, the Company may either sell the equipment, or place it into its used equipment rental or leasing program.

Service Contracts
      In a typical transaction for the acquisition of service contracts, a homeowner will purchase a security system and simultaneously sign a contract with the dealer for the monitoring of that system for a monthly fee. The dealer will then sell the right to payment under that contract to the Company for a multiple of the monthly payments. The Company contracts with third party monitoring stations, which perform the monitoring service. The Company performs all processing, billing and collection functions under these contracts.

Dealers
      The Company provides financing to obligors under microticket leases, contracts and loans through a network of independent dealers. Historically, the Company has had over 1,000 different dealers originating leases, contracts and loans. When the Company suspended nearly all of its new contract originations in October 2002, the number of dealers it utilized for the limited number of contracts it was able to originate declined substantially. As the Company has begun to originate more contracts following the establishment of its line of credit with CIT in September 2004, the Company has begun to expand the number of dealers in its network, though it may take time to re-establish its relationships. One dealer accounted for approximately 56.14%, 9.94% and 0.34% of all originations during the years ended December 31, 2003, 2004 and 2005, respectively. Two other dealers accounted for approximately 23.38% and 10.79% of all originations during the year ended December 31, 2003. During the year ended December 31, 2004 the Company’s top four dealers accounted for 65.09% of all of the leases originated at 21.84%, 16.83%, 15.71%, and 10.71%, respectively. During the year ended December 31, 2005 the Company’s top three dealers accounted for 47.29% of all of the leases originated at 26.61%, 10.64% and 10.04%, respectively. No other dealer accounted for more than 10% of the Company’s origination volume during the years ended December 31, 2003, 2004 and 2005.
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

Underwriting
      The nature of the Company’s business requires that the underwriting process perform two levels of review: the first focused on the ultimate end-user of the equipment or service and the second focused on the dealer. The approval process begins with the submission by telephone, facsimile or electronic transmission of a credit application by the dealer. Upon submission, the Company, either manually, or through TimePaymentDirecttm conducts its own independent credit investigation of the lessee through its proprietary database and recognized commercial credit reporting agencies such as Dun & Bradstreet, Experian and Equifax. The Company’s software evaluates this information on a two-dimensional scale, examining both credit depth (how much information exists on an applicant) and credit quality (credit performance, including past payment history). The Company is thus able to analyze both the quality and amount of credit history available with respect to both obligors and dealers and to assess the credit risk. The Company uses this information to underwrite a broad range of credit risks and provide financing in situations when its competitors may be unwilling to provide such financing. The credit-scoring model is complex and automatically adjusts for different transactions. In situations where the amount financed is over $7,500, the Company may go beyond its own data base and recognized commercial credit reporting agencies to obtain information from less readily available sources such as banks. In certain instances, the Company will require the lessee to provide verification of employment and salary.
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

Bulk and Portfolio Acquisitions
      In addition to originating leases through its dealer relationships, the Company, from time to time, has purchased lease portfolios from dealers. While certain of these leases, at inception would not have met the Company’s underwriting standards, the Company often will purchase the leases once the lessee demonstrates a payment history. The Company will only acquire these smaller lease portfolios in situations where the company selling the portfolio will continue to act as a dealer following the acquisition. The Company has also completed the acquisition of six large POS authorization system lease and rental portfolios: two in 1996, one in 1998, one in 1999, one in 2000 and the acquisition of the rental and lease portfolio of Resource Leasing in 2001.

Servicing and Collections
      The Company performs all servicing functions on its leases, contracts and loans through its automated servicing and collection system. Servicing responsibilities generally include billing, processing payments, remitting payments to dealers, paying taxes and insurance, and performing collection and liquidation functions.
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

Competition
      The microticket leasing and financing industry is highly competitive. The Company competes for customers with a number of national, regional and local banks and finance companies. The Company’s competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, the Company could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. The Company’s competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than the Company, including a lower cost of funds and access to capital markets and other funding sources, which may be unavailable to the Company.

Employees
      As of December 31, 2005, the Company had 87 full-time employees, of whom, 13 were engaged in sales and underwriting activities and dealer service, 41 were engaged in servicing and collection activities, and 33 were engaged in general administrative activities. Management believes that its relationship with its employees is good. No employees of the Company are members of a collective bargaining unit in connection with their employment by the Company.

Executive Officers

Name and Age of Executive Officers	Title

Richard F. Latour, 52	Director, President, Chief Executive Officer, Treasurer, Secretary and Clerk
James R. Jackson, Jr., 44	Vice President and Chief Financial Officer
Steven J. LaCreta, 46	Vice President, Lessee Relations and Legal
Stephen J. Constantino, 40	Vice President, Human Resources
Thomas Herlihy, 47	Vice President, Sales and Marketing, of TimePayment Corp. LLC

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

      Steven J. LaCreta has served as Vice President, Lessee Relations and Legal since May 2005. From May 2000 to May 2005, Mr. LaCreta served as Vice President, Lessee Relations. From November 1996 to May 2000, Mr. LaCreta served as Director of Lessee Relations of the Company. Prior to joining the Company, Mr. LaCreta was a Leasing Collection Manager with Bayer Corporation.
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
      Thomas Herlihy has served as Vice President, Sales and Marketing, of our operating subsidiary, TimePayment Corp. LLC since May 2005. From 2004 to March 2005, Mr. Herlihy served as General Manager of US Express Leasing and from 2000 to 2003, Mr. Herlihy served as Executive Vice President of ABB Business Finance. From 1989 to 2000, Mr. Herlihy served as Senior Vice President of AT&T Capital and its successor companies. In 1980, Mr. Herlihy co-founded Eaton Financial Corporation. Eaton Financial Corporation was sold to AT&T Capital in 1989.

Availability of Information
      The Company maintains an Internet website at http://www.microfinancial.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as Section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after the Company files or furnishes these reports with the Securities and Exchange Commission (SEC). The Company’s Guidelines on Corporate Governance, its Code of Business Conduct and Ethics and the charters for the Audit Committee, Nominating and Corporate Governance Committee, and Compensation and Benefits Committee of the Company’s Board of Directors are also available on its internet site. The Guidelines, Code of Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to Richard F. Latour, Chief Executive Officer, at 10M Commerce Way, Woburn, Massachusetts 01801. The Company’s Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. The Company’s filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

Item 1A.	Risk Factors
      For a discussion of the material risks that the Company faces relating to its business, its financial performance and its industry, as well as other risks that an investor in its common stock may face, see “Risk Factors” under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.	Properties
      At December 31, 2005, the Company’s corporate headquarters and operations center occupied approximately 24,400 square feet of office space at 10M Commerce Way, Woburn, Massachusetts 01801. The lease for this space expires on December 31, 2010.

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
      A. In October 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. (As amended, the action now includes approximately 210 plaintiffs.) The Complaint contains claims for violation of RICO (18 U.S.C. § 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm’s dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the court dismissed the complaint with leave to file an amended complaint. An Amended Complaint was filed in November 2003. The Company filed a Motion to Dismiss the Amended Complaint, which was denied by the United States District Court in September 2004. The Company has filed an answer to the Amended Complaint denying the Plaintiffs’ allegations and asserting counterclaims. On January 18, 2005, Plaintiffs filed a Second Amended Complaint, which added five individual Plaintiffs and dropped one of Plaintiffs’ claims. The Company has filed an Answer to the Second Amended Complaint, denying the Plaintiffs’ allegations and asserting counterclaims against a majority of the Plaintiffs for breach of contract and unjust enrichment. The case is now in discovery. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
      B. In March 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class, sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserted claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint which was allowed in March 2004. In May 2004, a purported class action on behalf of the same named plaintiffs and asserting the same claims was filed in Cambridge District Court. The Company has filed a Motion to Dismiss the Complaint, which was heard in August 2004, and denied by the District Court. On September 16, 2004, the Company filed an Answer and Counterclaims to the Amended Complaint denying the plaintiffs’ allegations. On March 2, 2005, the plaintiffs filed a motion for leave to file an Amended Complaint which the Court allowed. The Amended Complaint added a claim for usury against the Company. The Company filed an Answer, Affirmative Defenses and Counterclaims to the Amended Complaint denying the plaintiffs’ allegations and the parties are currently engaged in discovery. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
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
      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of its fiscal year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      (a) Market Information
      The Company’s common stock, par value $0.01 per share (the “Common Stock”), is currently listed on the American Stock Exchange under the symbol “MFI.” The Company’s Common Stock was previously listed on the New York Stock Exchange under the symbol “MFI” through the close of business on January 16, 2006.

	2004				2005

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Stock Price
High	3.45	3.39	4.08	5.00	5.00	4.77	4.74	4.20
Low	2.58	2.55	3.14	3.40	3.61	2.76	3.54	3.10
      (b) Holders
      At March 17, 2006, there were approximately 42 stockholders of record of the common stock. However, many holders’ shares are listed under their brokerage firms’ names. The Company estimates the number of beneficial shareholders to be approximately 700.
      (c) Dividends
      During the fourth quarter of 2002, the Board of Directors suspended the future payment of dividends to comply with the Company’s then-existing banking agreements. The Company paid no dividends for the years ended December 31, 2003 and 2004, respectively.
      During 2005, the Company’s Board of Directors announced a resumption of dividend payments with a cash dividend of $0.05 per share payable to shareholders of record on February 9, 2005. Additionally, the Company’s Board of Directors announced a dividend of $0.05 per share payable to shareholders of record on each of April 29, 2005, July 27, 2005, October 27, 2005 and December 28, 2005, and a special dividend of $0.25 per share payable to shareholders of record on January 31, 2006. Future dividend payments are subject to ongoing quarterly review and evaluation by the Board of Directors. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company’s Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company’s credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of payment of future dividends.
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

	Years Ended December 31,

	2001	2002	2003	2004		2005

	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues
Income on financing leases and loans	$70,932	$53,012	$30,904	$11,970		$4,140
Rental income	37,664	37,154	34,302	31,009		25,359
Income on service contracts	8,665	9,734	8,593	5,897		3,467
Other income(1)	36,830	26,922	17,775	11,491		6,318

Total revenues	154,091	126,822	91,574	60,367		39,284

Expenses:
Selling, general and administrative	44,899	45,535	33,856	26,821		20,884
Provision for credit losses	54,092	88,948 (2)	59,758	47,918		10,468
Depreciation and amortization	14,378	18,385	16,592	14,010		9,497
Interest	14,301	10,787	7,515	2,283		1,148

Total expenses	127,670	163,655	117,721	91,032		41,997

Income (loss) before provision (benefit) for income taxes	26,421	(36,833)	(26,147)	(30,665)		(2,713)
Provision (benefit) for income taxes	10,104	(14,735)	(10,460)	(20,449	)(3)	(1,053)

Net income (loss)	$16,317	$(22,098)	$(15,687)	$(10,216)		$(1,660)

Net income (loss) per common share
Basic(4)	$1.28	$(1.72)	$(1.20)	$(0.77)		$(0.12)
Diluted(5)	1.26	(1.72)	(1.20)	(0.77)		(0.12)
Dividends per common share	0.20	0.15	0.00	0.00		0.50

	December 31,

	2001	2002	2003	2004	2005

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$146	$5,494	$6,533	$9,709	$32,926
Restricted cash	20,499	18,516	2,376	—	—
Gross investment in leases and loans(6)	438,723	367,173	194,898	69,181	33,004
Unearned income	(104,538)	(67,574)	(23,729)	(6,313)	(3,658)
Allowance for credit losses	(45,026)	(69,294)	(43,011)	(14,963)	(8,714)
Investment in service contracts, net	14,126	14,463	8,844	4,777	1,626
Investment in rental contracts, net	10,348	5,633	3,758	1,785	3,025
Total assets	361,728	295,085	156,414	71,270	65,188
Notes payable	203,053	168,927	58,843	34	161
Subordinated notes payable	3,262	3,262	3,262	4,589	2,602
Total liabilities	251,172	208,482	85,148	9,177	10,501
Total stockholders’ equity	110,556	86,603	71,266	62,093	54,687

December 31,

2001	2002	2003	2004	2005

(Dollars in thousands, except statistical data)
Other Data:
Operating Data:
Value of leases and loans originated(7)	$155,308	$111,829	$3,429	$920	$7,296
Value of service contracts acquired(8)	6,658	6,773	—	—	—
Value of rental contracts originated	12,379	677	157	77	1,731
Dealer fundings(9)	111,100	74,000	1,600	668	6,369
Average yield on leases and loans(10)	38.1%	36.9%	32.5%	30.1%	30.6%
Cash Flows From (Used In):
Operating activities	$122,280	$120,628	$98,052	$58,793	$35,242
Investing activities	(116,860)	(80,141)	(2,839)	(912)	(6,992)
Financing activities	(10,104)	(35,139)	(94,174)	(54,705)	(5,033)

Total	(4,684)	5,348	1,039	3,176	23,217
Selected Ratios:
Return on average assets	4.63%	(6.73)%	(6.95)%	(8.98)%	(2.43)%
Return on average stockholders’ equity	15.80	(22.42)	(19.87)	(15.32)	(2.84)
Operating margin(11)	52.25	41.09	36.70	28.58	19.74
Credit Quality Statistics:
Net charge-offs	$51,408	(12)	$65,081	$86,041	$75,967	$16,717
Net charge-offs as a percentage of average gross investment(13)	11.20%	15.60%	29.40%	54.71%	30.79%
Provision for credit losses as a percentage of average gross investment(14)	11.78	21.32	20.42	34.51	19.28
Allowance for credit losses as a percentage of gross investment(15)	9.94	18.16	21.11	20.23	25.16

(1)	Includes loss and damage waiver fees, service fees, interest income, and equipment sales revenue.

(2)	The provision for 2002 includes an additional provision of $35.0 million to reserve against certain dealer receivables as well as delinquent portfolio assets. In the past, dealer receivables had been offset, in some instances, against the funding of new contracts. While the Company had suspended the funding of new deals, management felt that the collection of these receivables would be more difficult. Although the Company continued to pursue collections on these accounts, management believed that the cost associated with the legal enforcement would outweigh the benefits realized.

(3)	During 2004 the Company recorded an income tax benefit of $7.9 million that resulted from a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet.

(4)	Net income (loss) per common share (basic) is calculated based on weighted-average common shares outstanding of 12,789,605, 12,821,946, 13,043,744, 13,182,833 and 13,567,640 for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

(5)	Net income per common share (diluted) is calculated based on weighted-average common shares outstanding on a diluted basis of 12,945,243, 12,821,946, 13,043,744, 13,182,833 and 13,567,640 for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

(6)	Consists of receivables due in installments, estimated residual value, and loans receivable.

(7)	Represents the amount paid to dealers upon funding of leases and loans, plus the associated unearned income.

(8)	Represents the amount paid to dealers upon the acquisition of service contracts, including both non-cancelable service contracts and month-to-month service contracts.

(9)	Represents the amount paid to dealers upon funding of leases, contracts and loans.

(10)	Represents the aggregate of the implied interest rate on each lease and loan originated during the period weighted by the amount funded at origination for each such lease and loan.

(11)	Represents income before provision (benefit) for income taxes and provision for credit losses as a percentage of total revenues.

(12)	In 1999 the Company included a special provision of $12.7 million in net charge-offs for a loan made to one company, collateralized by approximately 3,500 microticket consumer contracts, and guaranteed by, among other security, an insurance performance bond. MicroFinancial has obtained judgments against the company and the insurance company in the amounts of $23.0 million and $14.0 million, respectively. Charge-offs against the special reserve were $6.4 and $7.1 million for the years ended December 31, 2000 and 2001, respectively.

(13)	Represents net charge-offs as a percentage of average gross investment in leases and loans and investment in service contracts.

(14)	Represents provision for credit losses as a percentage of average gross investment in leases and loans and investment in service contracts.

(15)	Represents allowance for credit losses as a percentage of gross investment in leases and loans and investment in service contracts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Including Selected Quarterly Financial Data (Unaudited)
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
      The risk factors above and those under “Risk Factors” beginning on page 26, as well as any other cautionary language included herein, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Many of these factors are significantly beyond our control. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

Overview
      The Company is a specialized commercial finance company that provides “microticket” equipment leasing and other financing services in amounts generally ranging from $500 to $15,000, and an average lease term of 44 months. Leasecomm historically financed contracts with an average amount financed of approximately $1,900 while the average amount financed by TimePayment is approximately $6,900. The Company’s current portfolio consists of point-of-sale (POS) authorization systems and other small business equipment leased or rented to small commercial enterprises.
      The Company derives the majority of its revenues from leases originated and held by the Company, payments on service contracts, rental payments, and fee income. Historically, the Company has funded the majority of leases, contracts and loans through its revolving-credit and term loan facilities (the “Credit Facilities”) and on-balance sheet securitizations, and to a lesser extent, its subordinated debt program

(“Subordinated Debt”) and internally generated funds. Between October 2002 and September 2004, an interruption in the Company’s financing sources had a significant impact on its ability to fund new contracts. As of September 30, 2002, the Company’s then-existing credit facility failed to renew and the Company began paying down the balance of the debt. At December 31, 2002, the Company was in default of certain of its debt covenants in its credit facility and securitization agreements. These covenants required the Company to maintain certain ratios of fixed charges to consolidated earnings, a minimum consolidated tangible net worth and compliance with a borrowing base. In April 2003, the Company entered into a long-term agreement with its lenders. This long-term agreement waived the defaults described above, and in consideration for the waiver, required the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003 at an interest rate of prime plus 2.0%. The Company also received a waiver for the covenant violations in connection with the securitization agreement and amended the securitization agreement to conform its covenants to the covenants in the senior credit facility. In October 2002, the Company was forced to suspend virtually all new contract originations until a new source of financing could be obtained or until such time as the credit facility had been paid in full.
      In June 2004, MicroFinancial secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note that enabled the Company to resume microticket contract originations. In conjunction with raising new capital, the Company also formed a new wholly owned operating subsidiary, TimePayment Corp. LLC. On September 29, 2004, MicroFinancial secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the previous one year, $8 million line of credit obtained in June 2004 under more favorable terms and conditions. In addition, it retired the existing outstanding debt with the former bank group. The new financing has enabled the Company to resume origination of contracts. During the year ended December 31, 2005, the Company began to actively increase its industry presence with a more focused and targeted sales and marketing effort. The Company continues to invest capital to build an infrastructure to support new sales and marketing initiatives, and has brought in new sales and marketing management to spearhead the effort.
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
      Substantially all leases originated or acquired by the Company are non-cancelable. During the term of the lease, the Company is scheduled to receive payments sufficient, in the aggregate, to cover the Company’s borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit. The Company enhances the profitability of its leases, contracts and loans by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Collection fees are imposed based on the Company’s estimate of the costs of collection. The Company may only impose late fees on the first four months of late payments and is prohibited from imposing compound late fees or from assessing late fees as a percentage of the total outstanding late payments including outstanding late fees. The loss and damage waiver fees are charged if a customer fails to provide proof of insurance and are reasonably related to the cost of replacing the lost or damaged equipment or product. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides the Company with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases in the Company’s portfolio generally range from 12 to 48 months, with an average initial term of 44 months as of December 31, 2005.

Critical Accounting Policies
      In response to the SEC’s release No. 33-8040, “Cautionary Advice regarding Disclosure About Critical Accounting Policies,” management identified the most critical accounting principles upon which our financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company identified its most critical accounting policies to be those related to revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes and accounting for share-based compensation. These accounting policies are discussed below as well as within the notes to the consolidated financial statements.

Revenue Recognition
      The Company’s lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended if, in the opinion of management, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. At the end of the lease term, the lessee has the option to buy the equipment at a price quoted by the Company, return the equipment or continue to rent the equipment on a month-to-month basis. If the lessee continues to rent the equipment, the Company records an investment in the rental contract at its estimated residual value. Rental revenue and depreciation are recognized based on the methodology described below. Other revenues such as loss and damage waiver fees, and service fees relating to the leases, contracts and loans are recognized as they are earned.
      The Company’s investments in cancelable service contracts are recorded at cost and amortized over the expected life of the service period. Income on service contracts from monthly billings is recognized as the related services are provided. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in service contracts. The Company’s investment in rental contracts is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Rental income from monthly billings is recognized as the customer continues to rent the equipment. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts. Loans are reported at their outstanding principal balance. Interest income on loans is recognized as it is earned.

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

Contracts in our portfolio are not re-graded subsequent to the initial extension of credit nor is the reserve allocated to specific contracts. Rather, we view the impaired contracts to have common characteristics and maintain a general allowance against our entire portfolio utilizing historical statistics for recovery and timing of recovery as the basis for the amount.
      The Company has adopted a consistent, systematic procedure for establishing and maintaining an appropriate reserve for credit losses for the microticket transactions. Management reviews, on a static pool basis, the collection experience on various months’ originations. In addition management also reviews, on a static pool basis, the recoveries made on written off accounts. The results of these static pool analyses reflect the Company’s actual collection experience given the fact that the Company obtains additional recourse in many instances in the form of personal guaranties from the borrowers, as well as, in some instances, limited recourse from the dealer. In addition, management considers current delinquency statistics, current economic conditions, and other relevant factors. The combination of historical experience and the review of current factors provide the basis for the analysis to determine the adequacy of the reserves. The Company takes charge-offs against its receivables when such receivables are 360 days past due and no contact has been made with the lessee for 12 months. Historically, the typical monthly payment under the Company’s leases has been between $30 and $50 per month. As a result of these small monthly payments, the Company’s experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current (at 360 days past due, a lessee may only owe lease payments of between $360 and $600).

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
      The Company is currently undergoing an audit of its 1997 through 2003 tax years. As part of the audit, the Internal Revenue Service Agent has proposed several adjustments to the annual tax returns, which if final, would require the Company to pay the IRS an amount between $8.0 and $10.0 million. Such payments would be offset by an adjustment to the deferred tax asset such that the amount would likely be recoverable in future periods. The Company has several defenses to these adjustments and has filed a formal response under the appeals process challenging these adjustments. The Company can give no assurance that it will be successful in any appeal procedure.

Share-Based Compensation
      As of January 1, 2005, the Company adopted SFAS 123(R), which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognition of compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results may differ substantially from these estimates. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

Results of Operations

Revenue

	2003	Change	2004	Change	2005

	(In thousands)
Income on financing leases and loans	$30,904	(61.3)%	$11,970	(65.4)%	$4,140
Rental income	34,302	(9.6)%	31,009	(18.2)%	25,359
Income on service contracts	8,593	(31.4)%	5,897	(41.2)%	3,467
Service fees and other	17,775	(35.4)%	11,491	(45.0)%	6,318

Total revenues	$91,574	(34.1)%	$60,367	(34.9)%	$39,284

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
      Total revenues for the year ended December 31, 2005, were $39.3 million, a decrease of $21.1 million, or 34.9%, from the year ended December 31, 2004, due primarily to decreases of $7.8 million, or 65.4%, in income on financing leases and loans and $5.2 million, or 45.0%, in service fee and other income. In addition, rental revenue decreased $5.7 million or 18.2% and income on service contracts decreased $2.4 million, or 41.2%, as compared to such amounts in the prior year. The decrease in income on financing leases and loans was due to the decreased number of leases originated primarily resulting from the Company’s decision during the third quarter of 2002 to suspend the funding of new contracts. The decrease in fee income and other income is the result of decreased fees from the lessees related to the collection and legal process employed by the Company. The decrease in rental and service contract income is a result of the decreased number of lessees that have continued to rent their equipment beyond their original lease term, and decreased originations in rental and service contracts. Revenues are expected to continue to decline until such time as new originations begin to outpace the rate of attrition of contracts in the existing portfolio.
      Total revenues for the year ended December 31, 2004 were $60.4 million, a decrease of $31.2 million, or 34.1%, from the year ended December 31, 2003. The decline in revenue was due to decreases of $18.9 million, or 61.3%, in income on financing leases and loans and $6.3 million, or 35.4%, in service fee and other income. In addition, rental revenue decreased $3.3 million or 9.6% and income on service contracts decreased $2.7 million, or 31.4%, as compared to such amounts in the previous year’s period. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts. The shrinking portfolio is a direct result of the Company’s decision during the third quarter of 2002 to cease funding new originations as a result of its lenders not renewing the revolving credit facility in September 2002.

Selling, General and Administrative

	2003	Change	2004	Change	2005

	(In thousands)
Selling, general and administrative	$33,856	(20.8)%	$26,821	(22.1)%	$20,884
As a percent of revenue	37.0%		44.4%		53.2%
      The Company’s selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company’s portfolio of leases and rental contracts. SG&A expenses decreased by $5.9 million, or 22.1%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The decrease was primarily driven by a reduction in debt closing expenses and bank charges of $1.4 million, a decrease of $1.8 million in collection related expenses, a decrease of $554,000 in cost of goods sold, a decrease of $649,000 in insurance expense and a decrease of $738,000 in sales programs and inventory services expenses. Also included in the expense reduction was a credit of approximately $700,000 relating to the favorable settlement of a disputed liability related to a previous acquisition. Despite a reduction in headcount from 103 at December 31, 2004 to 87 at December 31, 2005, personnel-related expenses increased by $183,000 as cost reductions achieved were offset by $1.0 million in non-cash compensation expense related to the adoption of SFAS 123(R). The expense reductions were achieved as a result of the decrease in the overall size of our portfolio of leases, rentals and service contracts and as a result of management’s continuing attempt to align the Company’s infrastructure with existing business conditions.
      SG&A expenses decreased by $7.0 million, or 20.8%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The decrease was primarily driven by a reduction in personnel-related expenses of approximately $2.8 million, as management reduced headcount from 136 to 103, and decreases of $1.6 million in sales programs, $1.1 million in legal services, and $1.0 million in rent expense. The expense reductions were part of management’s efforts to align the Company’s infrastructure with current business conditions.

Provision for Credit Losses

	2003	Change	2004	Change	2005

	(In thousands)
Provision for credit losses	$59,758	(19.8)%	$47,918	(78.2)%	$10,468
As a percent of revenue	65.3%		79.4%		26.6%
      The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company’s provision for credit losses decreased by $37.5 million, or 78.2%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004, while net charge-offs decreased 78.0% to $16.7 million. The provision was based on the Company’s historical policy of providing a provision for credit losses based upon dealer funding and revenue recognized in the period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.
      The Company’s provision for credit losses decreased by $11.8 million, or 19.8%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003, while net charge-offs decreased 11.7% to $76.0 million.

Depreciation and Amortization

	2003	Change	2004	Change	2005

	(In thousands)
Depreciation — fixed assets	$1,445	(44.6)%	$801	(48.8)%	$410
Depreciation and amortization — rentals	9,528	(4.1)%	9,142	(35.1)%	5,936
Depreciation and amortization — contracts	5,619	(27.6)%	4,067	(22.5)%	3,151

Total depreciation and amortization	$16,592	(15.6)%	$14,010	(32.2)%	$9,497

As a percent of revenue	18.1%		23.2%		24.2%
      Depreciation and amortization expense consists primarily of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company’s investment in service contracts. The Company’s investment in fixed assets is recorded at cost and amortized over the expected life of the service period of the asset. The Company’s accounting policy for recording and depreciating rental equipment under operating leases depends upon the source of the rental contract. Certain rental contracts are originated as a result of the renewal provisions of the lease agreement whereby at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. These contracts are recorded at their residual value and depreciated over a term of 12 months. This term represents our estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed as an impairment charge.
      The Company also offers a financial product where the customer may acquire a new piece of equipment and sign a rental agreement, which allows the customer, assuming the contract is current and no event of default exists, to terminate the contract at any time by returning the equipment and providing the company with 30 days notice. These contracts are recorded at acquisition cost and depreciated over an average contract life of 36 months. This term is an estimate based upon our historical experience. In the event that the contract terminates prior to the end of the 36 month period, the remaining net book value is expensed as an impairment charge.
      Service contracts are recorded at cost and amortized over their estimated life of 84 months. In a typical service contract acquisition, a homeowner will purchase a home security system and simultaneously sign a contract with the security dealer for the monitoring of that system for a monthly fee. The security dealer will then sell the rights to that monthly payment to the Company. We perform all of the processing, billing, collection and administrative work on these transactions. The estimated life of 84 months for service contracts is based upon the standard expected life of such contracts in the security monitoring industry and has also proven to be accurate based upon historical performance of our monitoring portfolios. In the event the contract terminates prior to the end of the 84 month term, the remaining net book value is expensed as an impairment charge.
      For the year ended December 31, 2005 as compared to the year ended December 31, 2004, depreciation and amortization related to rental contracts decreased by $3.2 million, or 35.1% and depreciation and amortization related to service contracts decreased by $916,000, or 22.5%. The decrease in depreciation and amortization can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts. Depreciation related to the Company’s property and equipment decreased by $391,000, or 48.8%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004.
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

Interest Expense

	2003	Change	2004	Change	2005

	(In thousands)
Interest	$7,515	(69.6)%	$2,283	(49.7)%	$1,148
As a percent of revenue	8.2%		3.8%		2.9%
      The Company pays interest on outstanding borrowings under the senior credit facility, subordinated debt and the on balance sheet securitizations. Interest expense decreased by $1.1 million, or 49.7%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004. This decrease resulted primarily from the Company’s decreased level of borrowings. At December 31, 2005, the Company had notes payable of $161,000 and subordinated debt of $2.6 million, compared to $4.6 million in debt at December 31, 2004.
      Interest expense decreased by $5.2 million, or 69.6%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This decrease resulted primarily from the Company’s decreased level of borrowings. At December 31, 2004, the Company had notes payable of $34,000 and $4.6 million of subordinated debt, compared to $62.1 million in debt at December 31, 2003.

Benefit for Income Taxes

	2003	Change	2004	Change	2005

	(In thousands)
Benefit for income taxes	$(10,460)	95.5%	$(20,449)	(94.9)%	$(1,053)
As a percent of revenue	11.4%		33.9%		2.7%
      The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, no valuation allowance is deemed necessary. Benefit for income taxes decreased by $19.4 million, or 94.9%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004. This decrease resulted primarily from a corresponding decrease in the Company’s loss before benefit for income taxes and the prior year $7.9 million reduction in tax liabilities.
      Benefit for income taxes increased by $10.0 million, or 95.5%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This increase resulted primarily from a $7.9 million reduction in the Company’s estimate of certain tax liabilities that had been included in income taxes payable on the balance sheet.
      The Company is currently undergoing an audit of its 1997 through 2002 tax years. As part of the audit, the Internal Revenue Service Agent has proposed several adjustments to the annual tax returns, which if final, would require the Company to pay the IRS an amount between $8.0 and $10.0 million. Such payments would be offset by an adjustment to the deferred tax asset such that the amount would likely be recoverable in future periods. The Company has several defenses to these adjustments and has filed a formal response under the appeals process challenging these adjustments. The Company can give no assurance that it will be successful in any appeal procedure.

Other Operating Data
      Dealer fundings were $6.4 million during the year ended December 31, 2005, an increase of $5.7 million, or 853.4%, compared to the year ended December 31, 2004. This increase is a result of the Company resuming new contract originations in July 2004 and its continuing efforts to increase originations during 2005 through business development efforts that include increasing the size of the vendor base and sourcing a larger number of applications from those vendors. The Company funded these new contracts using cash provided by operating activities. Receivables due in installments, estimated residual values, loans receivable, investment in service contracts, and investment in rental equipment also decreased from $85.0 million for the year ended December 31, 2004 to $45.6 million for the year ended December 31, 2005, representing a decrease of $39.4 million, or 46.4%. Unearned income decreased by $2.7 million, or 42.1%, from $6.3 million at December 31, 2004 to $3.7 million at December 31, 2005. This decrease was primarily due to continued amortization of existing leases partially offset by the unearned income on the $6.4 million of new lease originations in 2005. Net cash provided by operating activities decreased by $23.6 million, or 40.1%, to $35.2 million during the year ended December 31, 2005, from the year ended December 31, 2004, because of the decrease in the size of the Company’s overall portfolio.
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

Selected Quarterly Data
      The following is a summary of the unaudited quarterly results of operations of the Company for 2004 and 2005. This quarterly information is unaudited, prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, and you should read them in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	2004				2005

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues:
Income on leases and loans	$4,167	$3,235	$2,560	$2,008	$1,508	$1,103	$832	$698
Income on service contracts, rentals and fees	13,841	12,547	11,665	10,344	9,353	9,067	8,537	8,186

Total revenues	18,008	15,782	14,225	12,352	10,861	10,170	9,369	8,884

Expenses:
Selling, general and administrative	7,280	6,845	7,235	5,461	6,348	5,889	4,461	4,185
Provision for credit losses	13,408	14,181	10,295	10,034	5,810	1,484	1,576	1,598
Depreciation and amortization	4,294	3,936	3,161	2,619	2,484	2,465	2,465	2,083
Interest	846	611	559	267	205	578	203	162

Total expenses	25,828	25,573	21,250	18,381	14,847	10,416	8,705	8,028

Income (loss) before provision (benefit) for income taxes	(7,820)	(9,791)	(7,025)	(6,029)	(3,986)	(246)	664	856
Provision (benefit) for income taxes(1)	(3,128)	(3,917)	(2,810)	(10,594)	(1,322)	(20)	310	(21)

Net income (loss)	$(4,692)	$(5,874)	$(4,215)	$4,565	$(2,664)	$(226)	$354	$877

Net income (loss) per common share — basic	(0.36)	(0.45)	(0.32)	0.35	(0.20)	(0.02)	0.03	0.06
Net income (loss) per common share — diluted	(0.36)	(0.45)	(0.32)	0.33	(0.20)	(0.02)	0.03	0.06
Dividends declared per common share	—	—	—	—	0.10	—	0.10	0.30
Dividends paid per common share	—	—	—	—	0.05	0.05	0.05	0.05

(1)	In the fourth quarter of 2004, the benefit for income taxes includes a benefit of $7.9 million that resulted from a reduction in the Company’s estimate of certain tax liabilities that had been included in income taxes payable on the Company’s balance sheet.

Exposure to Credit Losses
      The following table sets forth certain information as of December 31, 2003, 2004 and 2005 with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company’s portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

	As of December 31,

	2003		2004		2005

	(Dollars in thousands)
Cumulative amounts billed	$478,791		$303,695		$220,796

31-60 days past due	$5,446	1.1%	$1,858	0.6%	$991	0.4%
61-90 days past due	3,995	0.8%	1,818	0.6%	997	0.5%
Over 90 days past due	85,883	17.9%	29,673	9.8%	16,101	7.3%

Total past due	$95,324	19.8%	$33,349	11.0%	$18,089	8.2%

      Alternatively, the amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts, and service contracts in the Company’s portfolio as of December 31, 2005. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	December 31, 2004		December 31, 2005

	(Dollars in thousands)
Current	$19,945	33.4%	$8,486	29.1%
31-60 days past due	1,079	1.8%	637	2.2%
61-90 days past due	987	1.7%	601	2.1%
Over 90 days past due	37,668	63.1%	19,415	66.6%

Gross receivables due in installments	$59,679	100.0%	$29,139	100.0%

Liquidity and Capital Resources

General
      The Company’s lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new lease originations. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, its on-balance sheet securitizations, the issuance of subordinated debt and an initial public offering completed in February 1999. The Company will continue to require significant additional capital to maintain and expand its volume of leases and contracts funded, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, the Company expects to finance the business utilizing its cash on hand and its line of credit. Additionally, the Company’s uses of cash include the payment of interest expenses, repayment of borrowings under its credit facilities and securitizations, payment of selling, general and administrative expenses, income taxes and capital expenditures.
      For the years ended December 31, 2003 and 2004, the Company’s primary source of liquidity was cash provided by operating activities due to the unavailability of a credit facility between October 2002 and June 2004. See “Overview” above. The Company generated cash flow from operations of $35.2 million for the year ended December 31, 2005, $58.8 million for the year ended December 31, 2004, and $98.1 million for year ended December 31, 2003.
      The Company used net cash in investing activities of $7.0 million for the year ended December 31, 2005, $912,000 for the year ended December 31, 2004 and $2.8 million for the year ended December 31, 2003. Investing activities primarily relate to the origination of new leases and contracts as well as capital expenditures.
      Net cash used in financing activities was $5.0 million for the year ended December 31, 2005, $54.7 million for the year ended December 31, 2004, and $94.2 million for the year ended December 31, 2003. Financing activities include net borrowings and repayments on our various financing sources. The Company repaid $70.3 million of debt in the year ended December 31, 2004 and $110.1 million of debt in the year ended December 31, 2003. In addition, we repaid debt of $1.9 million and paid dividends of $2.7 million in the year ended December 31, 2005.
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
      Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	As of
	December 31, 2004		As of December 31, 2005

						Maximum
	Amounts		Amounts		Unused	Facility
	Outstanding	Interest Rate	Outstanding	Interest Rate	Capacity	Amount

	(Dollars in thousands)
Revolving credit facility(1)	$34	6.75%	$161	8.75%	$29,839	$30,000
Subordinated notes(2)	5,152	7.75%-13.0%	2,602	8.00%-12.5%	—	—

	$5,186		$2,763		$29,839	$30,000

(1)	The unused capacity is subject to lease eligibility and the borrowing base formula

(2)	Subordinated notes are generally one-time fundings, without any ability for the Company to draw down additional amounts.
      On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into Prime Rate Loans. The prime rates at December 31, 2004 and 2005 were 5.25% and 7.25%, respectively. The 90-day LIBOR rates at December 31, 2004 and 2005 were 2.56% and 4.53%, respectively. As of December 31, 2005, based on lease eligibility and the borrowing base formula, the Company had $7.0 million in excess availability on the CIT line of credit.

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
      The Company, through its wholly owned subsidiaries, periodically finances its lease and service contracts, together with unguaranteed residuals, through securitizations using special purpose entities. The assets of such special purpose entities and cash collateral or other accounts created in connection with the financings in which they participate are not available to pay creditors of Leasecomm Corporation, TimePayment Corp, LLC, MicroFinancial Incorporated, or other affiliates. However, the special purpose entities are required to be consolidated in the financial statements of the Company under generally accepted accounting principles. As a result, such assets and the related liability remain on the balance sheet and do not receive gain on sale treatment. The amounts borrowed under the securitization were fully repaid as of December 31, 2004.

Financial Covenants
      The Company’s secured revolving line of credit with CIT has financial covenants that it must comply with in order to obtain funding through the facility and to avoid an event of default. Some of the critical financial covenants under the CIT line of credit as of December 31, 2004 and 2005 include:

•	Consolidated tangible capital funds not less than $42.5 million

•	Allowance for credit losses of at least 9.0% of gross lease installments

•	Maximum leverage ratio of not more than 3:1
      As of December 31, 2004 and 2005, management believes that the Company was in compliance with all covenants in its borrowing relationships.

Contractual Obligations, Commercial Commitments and Contingencies
      The Company has entered into various agreements, such as long term debt agreements, capital lease agreements and operating lease agreements that require future payments be made. Long-term debt agreements include all debt outstanding under the securitization, subordinated notes, demand notes and other notes payable.

      At December 31, 2005, the repayment schedules for outstanding borrowings on the revolving credit facility, long-term debt, minimum lease payments under non-cancelable operating leases and future minimum lease payments under capital leases were as follows (in thousands):

	Revolving
	Credit	Long-Term	Operating	Capital
For the Year Ended December 31,	Facility(1)	Debt	Leases	Leases	Total

2006	$161	$2,602	$237	$—	$3,000
2007	—	—	237	—	237
2008	—	—	237	—	237
2009	—	—	237	—	237
2010	—	—	237	—	237
Thereafter	—	—	—	—	—

	$161	$2,602	$1,185	$—	$3,948

(1)	The Company’s obligation to repay the revolving credit facility in the current year is subject to lease collateral availability and the borrowing base formula. The credit facility expires on September 29, 2007.

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

Contingencies
      The Company is currently undergoing an audit of its 1997 through 2003 tax years. As part of the audit, the Internal Revenue Service Agent has proposed several adjustments to the annual tax returns, which if final, would require the Company to pay the IRS an amount between $8.0 and $10.0 million. Such payments would be offset by an adjustment to the deferred tax asset such that the amount would likely be recoverable in future periods. The Company has several defenses to these adjustments and has filed a formal response under the appeals process challenging these adjustments. The Company can give no assurance that it will be successful in any appeal procedure.

Market Risk and Financial Instruments
      The following discussion about the Company’s risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. This analysis presents the hypothetical loss in earnings, cash flows, and fair value of the financial instruments held by the Company at December 31, 2005, that are sensitive to changes in interest rates. In the normal course of operations, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk, and legal risk, and are not represented in the analysis that follows.
      The implicit yield to the Company on all of its leases, contracts and loans is on a fixed interest rate basis due to the leases, contracts and loans having scheduled payments that are fixed at the time of origination of the lease. When the Company originates or acquires leases, contracts and loans it bases its pricing in part on the spread it expects to achieve between the implicit yield rate to the Company on each lease and the effective interest cost it will pay when it finances such leases, contracts and loans through its credit facility. Increases in interest rates during the term of each lease, contract or loan could narrow or eliminate the spread, or result in a negative spread. The Company has adopted a policy designed to protect itself against interest rate volatility during the term of each lease, contract or loan.
      Given the relatively short average life of the Company’s leases, contracts and loans, the Company’s goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the restrictions imposed by the Company’s senior lender on the Company’s ability to prepay its fixed rate debt, the Company is limited in its ability to manage the blend of fixed and variable rate interest obligations. As of December 31, 2005, the Company’s outstanding fixed-rate indebtedness outstanding under the Company’s subordinated debt represented 94.2% of the Company’s total outstanding indebtedness of $2.8 million.
      The Company’s credit facility bears interest at rates which fluctuate with changes in the prime rate or the 90-day LIBOR. The Company’s interest expense on its credit facility and the fair value of its fixed rate debt are sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on the Company’s interest expense and the fair value of its fixed rate debt would be immaterial.
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

Recently Issued Accounting Pronouncements
      See Note B of the notes to the consolidated financial statements included herein for a discussion of the impact of the adoption of SFAS No. 123(R), Share-Based Payment, effective January 1, 2005.

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
      In addition, until recently we were required to pay down our existing debt under our former credit facility according to an agreed schedule. As of September 30, 2002, our credit facility failed to renew and consequently, we were forced to suspend substantially all new origination activity in October 2002. At December 31, 2002, we were in default of certain of our debt covenants in our then-existing credit facility. These covenants required that we maintain a certain ratio of fixed charges to consolidated earnings, a minimum consolidated tangible net worth, and compliance with a borrowing base. On April 14, 2003, we entered into a long-term agreement with our former lenders which waived the defaults described above, and in consideration for this waiver, required the outstanding balance of the loan to be repaid over a term of 22 months beginning in April 2003.
      In June 2004, we secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note that enabled us to resume microticket contract originations. In conjunction with raising new capital, we formed a wholly owned operating subsidiary, TimePayment

Corp. LLC. On September 29, 2004, we secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the previous one year, $8.0 million line of credit obtained in June 2004 under more favorable terms and conditions, including, but not limited to, pricing at prime plus 1.5% or LIBOR plus 4%. In addition, it retired the remaining outstanding debt with our former lenders.
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
      As a result of the failure of our old credit facility to renew, in October 2002, we were forced to suspend virtually all new contract originations until we obtained a source of funding or the senior credit facility was paid in full. During the first half of 2003, we were able to fund a very limited number of new contracts using our own free cash flow. The amount and timing of the new originations was restricted by both the amount of available cash, and the terms of our banking agreements. For example, total revenues for the year ended December 31, 2004 were $60.4 million, a decrease of $31.2 million, or 34.1%, from the year ended December 31, 2003. The decline in revenue was due to decreases of $18.9 million, or 61.3%, in income on financing leases and loans and $6.3 million, or 35.4%, in service fee and other income. In addition, rental revenue decreased $3.3 million or 9.6% and income on service contracts decreased $2.7 million, or 31.4%, as compared to such amounts in the previous year’s period. The overall decrease in revenue can be attributed to the decrease in the overall size of our portfolio of leases, rentals and service contracts. The shrinking portfolio is a direct result of our decision during the third quarter of 2002 to cease funding new originations as a result of our former lenders not renewing the revolving credit facility on September 30, 2002. Our recently signed credit facilities in June and September 2004 have enabled us to resume contract originations. However, our contract originations may be constrained by the amount of financing available and this may have an adverse affect on our revenues. Even if we have the funding to originate new contracts, the absence of new contract origination from the period beginning in the third quarter of 2002 will have an affect on our portfolio and financial performance for some time, since we will not be collecting any payments from leases, contracts and loans that may have originated during that time had there been financing available. As the average age of the outstanding loans in our loan portfolio increased during that period, a greater portion of payments being made on those loans consisted of principal payments, and a lesser portion consisted of interest, which adversely impacts our revenue. This is reflected in our results for 2005, as our income on financing leases and loans decreased by over 65%, even though our dealer funding increased by 853% over 2004. It may take some time before the new contract and loan originations bring our loan portfolio’s average age to the point where it was before we suspended new originations.
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
      New Sources. A majority of our leases and contracts were historically originated through a network of dealers, which deal exclusively in POS authorization systems. We are currently unable to capitalize on these relationships in originating leases for products other than POS authorization systems. In addition, we have lost contacts with some of our old sources during the time we had suspended new originations. Some of these dealers have found other financing sources during that time. We may face difficulties in re-establishing our relationships with such sources. Our failure to develop additional relationships with dealers of products, which we lease or may seek to lease would hinder our growth strategy.
      New Products. Our existing portfolio primarily consists of leases to owner-operated or other small commercial enterprises with little business history and limited or challenged personal credit history at the owner level. These leases are characterized by small average monthly payments for equipment with limited residual value at the end of the lease term. Our ability to successfully underwrite new products with different characteristics is highly dependent on our ability (i) to successfully analyze the credit risk associated with the user of such new products so as to appropriately apply our risk-adjusted pricing to such products and (ii) to utilize our proprietary software to efficiently service and collect on our portfolio. We can give no assurance that we will be able to successfully manage these credit risk issues, which could have a material adverse effect on us.

We experience a significant rate of default under our leases, and a higher than expected default rate would have an adverse affect on our cash flow and earnings.
      The credit characteristics of our lessee base correspond to a high incidence of delinquencies, which in turn may lead to significant levels of defaults. Our receivables which were contractually past due by 31 days or more at December 31, 2004 and 2005 represented $33.3 million and $18.1 million, respectively, which represented 11.0% and 8.2%, respectively, of the cumulative amount billed at that date from the date of origination on all leases, service contracts and loans in our portfolio. (Receivables which were over 90 days past due represented 9.8% and 7.3%, respectively, of such cumulative amounts at that date.) The credit profile of our lessees heightens the importance to us of both pricing our leases, loans and contracts for risk assumed, as well as maintaining adequate reserves for losses. Significant defaults by lessees in excess of those we anticipate in setting our prices and reserve levels may adversely affect our cash flow and earnings. Reduced cash flow and earnings could limit our ability to repay debt, obtain financing and effect securitizations, which could have a material adverse effect on our business, financial condition and results of operations.

      In addition to our usual practice of originating leases through our dealer relationships, from time to time we have purchased lease portfolios from dealers. While certain of these leases at inception would not have met our underwriting standards, we often will purchase the leases once the lessee demonstrates a payment history. We will only acquire these smaller lease portfolios in situations where the company selling the portfolio will continue to act as a dealer following the acquisition. We have also completed the acquisition of six large POS authorization system lease and rental portfolios: two in 1996, one in 1998, one in 1999, one in 2000 and the acquisition of the rental and lease portfolio of Resource Leasing in 2001.

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
      In addition to legal proceedings that may arise out of our business activities, we may face other litigation. In October 2003, we were served with a purported class action complaint, which was filed in the United States District Court for the District of Massachusetts alleging violations of federal securities law. The purported class would consist of all persons who purchased our securities between February 5, 1999 and October 30, 2002. The complaint asserts that during this period we made a series of materially false or misleading statements about our business, prospects and operations, including with respect to certain lease provisions, our course of dealings with our vendor/dealers, and our reserves for credit losses. In April 2004, an amended class action complaint was filed which added additional defendants and expanded upon the prior allegations with respect to us. We filed a motion to dismiss the amended complaint, which is awaiting decision by the court. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome will have a material adverse effect on us.

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

An economic downturn may cause an increase in defaults under our leases and lower demand for the commercial equipment we lease.
      Further economic downturn could result in a decline in the demand for some of the types of equipment or services, which we finance, which could lead to additional defaults and to a decline in future originations. An economic downturn may slow the development and continued operation of small commercial businesses, which are the primary market for POS authorization systems and the other commercial equipment leased by us. Such a downturn could also adversely affect our ability to obtain capital to fund lease, contract and loan originations or acquisitions or to complete securitizations. In addition, such a downturn could result in an increase in delinquencies and defaults by our lessees and other obligors beyond the levels forecasted by us, which could have an adverse effect on our cash flow and earnings, as well as on our ability to securitize leases. These results could have a material adverse effect on our business, financial condition and results of operations.
      Additionally, as of both December 31, 2004 and 2005, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of our portfolio. Economic conditions in these states may affect the level of collections from, as well as delinquencies and defaults by, these obligors.

We face intense competition, which could cause us to lower our lease rates, hurt our origination volume and strategic position and adversely affect our financial results.
      The microticket leasing and financing industry is highly competitive. We compete for customers with a number of national, regional and local banks and finance companies. Our competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, we could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. Our competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than we, including lower cost of funds and access to capital markets and to other funding sources, which may be unavailable to us. If a competitor were to lower lease rates, we could be forced to follow suit or be unable to regain origination volume, either of which would have a material adverse effect on our business, financial condition and results of operations. In addition, competitors may seek to replicate the automated processes used by us to monitor dealer performance, evaluate lessee credit information, appropriately apply risk-adjusted pricing, and efficiently service a nationwide portfolio. The development of computer software similar to that developed by us by or for our competitors may jeopardize our strategic position and allow such companies to operate more efficiently than we do.

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
      The Sarbanes-Oxley Act of 2002 requires companies such as us that are not accelerated filers to comply with more stringent internal control system and monitoring requirements beginning in 2007. Compliance with this new requirement may place an expensive burden and significant time constraint on these companies with limited resources.

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
      Our success depends to a large extent upon the abilities and continued efforts of Richard Latour, President and Chief Executive Officer and James R. Jackson, Jr., Vice President and Chief Financial Officer, and our other senior management. We have entered into employment agreements with Mr. Latour and Mr. Jackson, as well as other members of our senior management. The loss of the services of one or more of the key members of our senior management before we are able to attract and retain qualified replacement personnel could have a material adverse effect on our financial condition and results of operations. In addition, under our credit facilities, an event of default would arise if Mr. Latour or Mr. Jackson were to leave their positions as our Chief Executive Officer or Chief Financial Officer, respectively, unless a suitable replacement were appointed within 60 days. Our failure to comply with these provisions could have a material adverse effect on our business, financial condition or results of operations.

Certain provisions of our articles and bylaws may have the effect of discouraging a change in control or acquisition of the company.
      Our restated articles of organization and restated bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable, including (i) provisions authorizing the issuance of “blank check” preferred stock, (ii) providing for a Board of Directors with staggered terms, (iii) requiring super-majority or class voting to effect certain amendments to the articles and bylaws and to approve certain business combinations, (iv) limiting the persons who may call special stockholders’ meetings and (v) establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings. In addition, certain provisions of Massachusetts law to which we are subject may have the effect of discouraging, delaying or preventing a change in control or an unsolicited acquisition proposal.

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
      During the fourth quarter of 2002, our Board of Directors suspended the future payment of dividends on our common stock to comply with our banking agreements at the time. We paid no dividends in the years ended December 31, 2003 and 2004, respectively. Subsequent to the end of fiscal year 2004, our Board of Directors announced a resumption of dividend payments with a cash dividend of $0.05 per share payable to shareholders of record on February 9, 2005. Additionally, our Board of Directors announced a dividend of $0.05 per share payable to shareholders of record on each of April 29, 2005, July 27, 2005, October 27, 2005 and December 28, 2005, and a special dividend of $0.25 per share payable to shareholders of record on January 31, 2006. Future dividend payments are subject to ongoing quarterly review and evaluation by our Board of Directors. The decision as to the amount and timing of future dividends we may pay, if any, will be made at the discretion of our Board of Directors in light of our financial condition, capital requirements, earnings and prospects and any restrictions under our credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant. We can give no assurance as to the amount and timing of the payment of future dividends.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      See Item 7, Market Risk and Financial Instruments.

Item 8.	Financial Statements and Supplementary Data
      MicroFinancial Incorporated’s Financial Statements, together with the related reports of the Independent Registered Public Accounting Firms, appear at pages F-1 through F-26 of this Form 10-K.

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

Internal controls
      During the fourth quarter of our fiscal year ended December 31, 2005, no changes were made in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The sections, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Corporation” and “Proposal 1 — Election of Directors,” included in the Company’s proxy statement for its 2006 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2006, are hereby incorporated by reference.

Item 11.	Executive Compensation
      The sections, “Compensation of Executive Officers” and “Governance of the Corporation” included in the Company’s proxy statement for its 2005 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2006, are hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The section “Security Ownership of Certain Beneficial Owners and Management,” included in the Company’s proxy statement for its 2006 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2006, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      The section “Governance of the Corporation” included in the Company’s proxy statement for its 2006 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2006, is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services
      The section “Proposal 2 — Ratification of the Selection of MicroFinancial’s Independent Registered Public Accounting Firm,” included in the Company’s proxy statement for its 2006 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2006, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements MicroFinancial Incorporated’s Financial Statements, together with the related reports of the Independent Registered Public Accounting Firms, appear at pages F-1 through F-26 of this Form 10-K
    (2) None
    (3) Exhibits Index

Exhibit
Number		Description

3.1		Restated Articles of Organization, as amended. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

3.2		Bylaws. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

10.1		Warrant Purchase Agreement dated April 14, 2003 among the Company, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.2		Form of Warrants to purchase Common Stock of the Company issued April 14, 2003, together with schedule of warrant holders. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.3		Co-Sale Agreement dated April 14, 2003 among the Company, Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle, Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr., and the Lenders named therein. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.4		Registration Rights Agreement dated April 14, 2003 among the Company and the Lenders named therein. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10	.5.1	Commercial Lease, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.25 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.

10	.5.2	Amendment to Lease #1, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.26 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.

10	.5.3	Lease Extension for the facility at 10-M Commerce Way, Woburn, MA dated September 16, 2003 among MicroFinancial Incorporated and Cummings Properties, LLC. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.

10	.5.4	Lease Extension #2 for the facility at 10-M Commerce Way, Woburn, MA dated July 15, 2005 among MicroFinancial Incorporated and Cummings Properties, LLC. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

10	.6*	1987 Stock Option Plan. Incorporated by reference to Exhibit 10.9 in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

10	.7*	Forms of Grant under 1987 Stock Option Plan. Incorporated by reference to Exhibit 10.10 in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

Exhibit
Number		Description

10	.8*	1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.

10	.9*	Forms of Restricted Stock Agreement grant under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.27 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

10	.10*	Second Amended and Restated Employment Agreement between the Company and Peter R. Bleyleben dated July 15, 2005. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

10	.11*	Employment Agreement between the Company and Richard F. Latour dated June 12, 1998 and amended January 30, 2003. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

10	.12*	Employment Agreement between the Company and James R. Jackson, Jr. dated May 4, 2005. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

10	.13*	Employment Agreement between the Company and Stephen Constantino dated May 4, 2005. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

10	.14*	Employment Agreement between the Company and Steven LaCreta dated May 4, 2005. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

10.15		Note Purchase Agreement dated as of June 10, 2004, by and between TimePayment Corp. LLC and Ampac Capital Solutions, LLC. Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on June 15, 2004.

10.16		Subordinated Promissory Note dated June 10, 2004, to Ampac Capital Solutions, LLC by TimePayment Corp. LLC. Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on June 15, 2004.

10.17		Subordinated Conditional Guaranty dated June 10, 2004, by MicroFinancial Incorporated in favor of Ampac Capital Solutions, LLC. Incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on June 15, 2004.

10.18		Warrant Certificate to purchase 100,000 shares of Common Stock, dated June 10, 2004 issued to Acorn Capital Group, LLC by MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on June 15, 2004.

10.19		Warrant Certificate to purchase up to 191,685 shares of Common Stock, dated June 10, 2004 issued to Ampac Capital Solutions, LLC by MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on June 15, 2004.

10.20		Warrant Certificate to purchase up to 110,657 shares of Common Stock, dated June 10, 2004 issued to Ampac Capital Solutions, LLC by MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on June 15, 2004.

10.21		Registration Rights Agreement dated June 10, 2004 by and among MicroFinancial Incorporated, Acorn Capital Group, LLC and Ampac Capital Solutions, LLC. Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on June 15, 2004.

10.22		Revolving Credit Agreement, dated as of September 29, 2004, by and among Leasecomm Corporation and TimePayment Corp. LLC, as Borrowers, MicroFinancial Incorporated, The CIT Group/ Commercial Services, Inc., as Agent, and the other financial institutions from time to time party thereto, as Lenders. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 4, 2004.

10.23		$30,000,000 Revolving Credit Note, dated as of September 29, 2004, issued by Leasecomm Corporation and TimePayment Corp. LLC and payable to the order of The CIT Group/ Commercial Services, Inc. Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 4, 2004 .

Exhibit
Number		Description

10.24		Guaranty, dated as of September 29, 2004, by MicroFinancial Incorporated in favor of The CIT Group/ Commercial Services, Inc., as Agent. Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on October 4, 2004.

10.25		Pledge Agreement, dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/ Commercial Services, Inc., as Secured Party, on behalf of the Lenders. Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on October 4, 2004.

10.26		Security Agreement, dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/ Commercial Services, Inc., as Agent. Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on October 4, 2004.

10.27		Intellectual Property Security Agreement, dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/ Commercial Services, Inc., as Agent. Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on October 4, 2004.

10.28		Revolving Credit Assignment of Leases, dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/ Commercial Services, Inc., as Agent. Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on October 4, 2004.

10.29		Warrant Purchase Agreement, dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/ Commercial Services, Inc., as Investor. Incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on October 4, 2004.

10.30		Warrant Certificate, dated as of September 29, 2004, for the purchase of 50,000 shares of common stock, issued by MicroFinancial Incorporated in favor of The CIT Group/ Commercial Services, Inc. Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on October 4, 2004.

10.31		Registration Rights Agreement, dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/ Commercial Services, Inc., as Holder. Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on October 4, 2004.

10	.32.1	Warrant Certificate, dated as of September 29, 2004 for the purchase of 75,000 shares of common stock, issued by MicroFinancial Incorporated in favor of Stonebridge Associates, LLC. Incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-Q filed on November 15, 2004.

10	.32.2	Amendment to Warrant Certificate, dated as of September 29, 2004 for the purchase of 75,000 shares of common stock, issued by MicroFinancial Incorporated in favor of Stonebridge Associates, LLC. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 2, 2004.

21	.1†	Subsidiaries of Registrant.

23	.1†	Consent of Vitale, Caturano & Company, Ltd.

23	.2†	Consent of Deloitte & Touche LLP

31	.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.
      (b) See (a) (3) above.
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
Date: April 12, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Bleyleben Peter R. Bleyleben	Chairman of the Board of Directors	April 12, 2006

/s/ Richard F. Latour Richard F. Latour	President, Chief Executive Officer, Treasurer, Clerk, Secretary and Director	April 12, 2006

/s/ James R. Jackson Jr. James R. Jackson Jr.	Vice President and Chief Financial Officer	April 12, 2006

/s/ Brian E. Boyle Brian E. Boyle	Director	April 12, 2006

/s/ Torrence C. Harder Torrence C. Harder	Director	April 12, 2006

/s/ Fritz Von Mering Fritz Von Mering	Director	April 12, 2006

/s/ Alan J. Zakon Alan J. Zakon	Director	April 12, 2006

MICROFINANCIAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MicroFinancial Incorporated:
      We have audited the accompanying consolidated balance sheets of MicroFinancial Incorporated (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note B, the Company adopted SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2005.
/s/ Vitale, Caturano & Company, Ltd.
Boston, MA
January 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MicroFinancial, Incorporated
Woburn, MA
      We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of MicroFinancial Incorporated and subsidiaries (the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Boston, MA
March 30, 2004

MICROFINANCIAL INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2005

	(In thousands,
	except share
	and per share data)
ASSETS
Cash and cash equivalents	$9,709	$32,926
Net investment in leases and loans:
Receivables due in installments	59,679	29,139
Estimated residual value	9,502	3,865
Initial direct costs	453	98
Less:
Advance lease payments and deposits	(25)	(35)
Unearned income	(6,313)	(3,658)
Allowance for credit losses	(14,963)	(8,714)

Net investment in leases and loans	48,333	20,695
Investment in service contracts, net	4,777	1,626
Investment in rental contracts, net	1,785	3,025
Property and equipment, net	754	719
Other assets	2,412	1,315
Deferred income taxes, net	3,500	4,882

Total assets	$71,270	$65,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$34	$161
Subordinated notes payable	4,589	2,602
Capitalized lease obligations	41	—
Accounts payable	2,474	1,099
Dividends payable	—	4,114
Other liabilities	2,039	2,094
Income taxes payable	—	431

Total liabilities	9,177	10,501

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2004 and 2005	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,185,166 and 13,713,899 shares issued and outstanding at December 31, 2004 and 2005, respectively	132	137
Additional paid-in capital	42,826	43,839
Retained earnings	19,186	10,711
Deferred compensation	(51)	—

Total stockholders’ equity	62,093	54,687

Total liabilities and stockholders’ equity	$71,270	$65,188

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2004	2005

	(In thousands, except per-share data)
Revenues:
Income on financing leases and loans	$30,904	$11,970	$4,140
Rental income	34,302	31,009	25,359
Income on service contracts	8,593	5,897	3,467
Loss and damage waiver fees	5,525	4,016	2,863
Service fees and other	12,250	7,475	3,455

Total revenues	91,574	60,367	39,284

Expenses:
Selling, general and administrative	33,856	26,821	20,884
Provision for credit losses	59,758	47,918	10,468
Depreciation and amortization	16,592	14,010	9,497
Interest	7,515	2,283	1,148

Total expenses	117,721	91,032	41,997

Loss before benefit for income taxes	(26,147)	(30,665)	(2,713)
Benefit for income taxes	(10,460)	(20,449)	(1,053)

Net loss	$(15,687)	$(10,216)	$(1,660)

Net loss per common share — basic and diluted	$(1.20)	$(0.77)	$(0.12)

Dividends declared per common share	$—	$—	$0.50

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2004, and 2005

	Common Stock		Additional		Treasury Stock			Total
			Paid-In	Retained			Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Equity

	(In thousands, except share data)
Balance at December 31, 2002	13,410,646	$134	$47,723	$45,089	588,700	$(6,343)	$—	$86,603
Restricted stock granted	—	—	284	—	—	—	(284)	—
Restricted stock forfeited	—	—	(11)	—	—	—	11	—
Amortization of unearned compensation	—	—	—	—	—	—	273	273
Treasury stock issued	—	—	(3,828)	—	(354,470)	3,828	—	—
Warrants issued	—	—	77	—	—	—	—	77
Net loss	—	—	—	(15,687)	—	—	—	(15,687)

Balance at December 31, 2003	13,410,646	134	44,245	29,402	234,230	(2,515)	—	71,266
Restricted stock granted	—	—	79	—	—	—	(79)	—
Amortization of unearned compensation	2,500	—	—	—	—	—	28	28
Treasury stock issued	—	—	(68)	—	(6,250)	68	—	—
Reclassification of treasury stock	(227,980)	(2)	(2,445)	—	(227,980)	2,447	—	—
Warrants issued	—	—	1,015	—	—	—	—	1,015
Net loss	—	—	—	(10,216)	—	—	—	(10,216)

Balance at December 31, 2004	13,185,166	132	42,826	19,186	—	—	(51)	62,093
Affect of adoption of SFAS No. 123(R)	—	—	(51)	—	—	—	51	—
Option exercises	432,500	4	(4)	—	—	—	—	—
Warrant exercises	322,938	3	776	—	—	—	—	779
Restricted stock granted	13,912	—	63	—	—	—	—	63
Stock-based compensation	—	—	842	—	—	—	—	842
Amortization of unearned compensation	5,000	—	15	—	—	—	—	15
Purchase and retirement of stock	(245,617)	(2)	(646)	—	—	—	—	(648)
Common stock dividends	—	—	—	(6,815)	—	—	—	(6,815)
Tax benefit on stock options	—	—	18	—	—	—	—	18
Net loss	—	—	—	(1,660)	—	—	—	(1,660)

Balance at December 31, 2005	13,713,899	$137	$43,839	$10,711	—	$—	$—	$54,687

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2004	2005

	(In thousands)
Cash flows from operating activities:
Cash received from customers	$136,834	$85,000	$55,231
Cash paid to suppliers and employees	(39,359)	(26,274)	(20,052)
Cash (paid) received for income taxes	9,451	2,404	102
Interest paid	(8,987)	(2,364)	(542)
Interest received	113	27	503

Net cash provided by operating activities	98,052	58,793	35,242

Cash flows from investing activities:
Investment in lease contracts	(2,260)	(714)	(6,364)
Investment in inventory	(225)	(99)	(14)
Investment in direct costs	(137)	—	(59)
Investment in fixed assets	(221)	(99)	(555)
Repayment of notes receivable	4	—	—

Net cash used in investing activities	(2,839)	(912)	(6,992)

Cash flows from financing activities:
Proceeds from secured debt	—	11,419	262
Repayment of secured debt	(110,054)	(69,978)	(135)
Repayment of short-term demand notes payable	(30)	(250)	—
Proceeds from issuance of subordinated debt	—	2,000	—
Repayment of subordinated debt	—	(110)	(1,771)
Decrease in restricted cash	16,140	2,376	—
Repayment of capital leases	(230)	(162)	(41)
Purchase and retirement of stock	—	—	(648)
Payment of dividends	—	—	(2,700)

Net cash used in financing activities	(94,174)	(54,705)	(5,033)

Net increase in cash and cash equivalents	1,039	3,176	23,217
Cash and cash equivalents, beginning of period	5,494	6,533	9,709

Cash and cash equivalents, end of period	$6,533	$9,709	$32,926

Reconciliation of net loss to net cash provided by operating activitites:
Net loss	$(15,687)	$(10,216)	$(1,660)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(30,904)	(11,970)	(4,140)
Depreciation and amortization	16,592	14,010	9,497
Provision for credit losses	59,758	47,918	10,468
Recovery of equipment cost and residual value	72,202	39,621	20,769
Stock-based compensation expense	—	—	1,088
Amortization of unearned compensation	273	28	15
Non-cash interest expense	—	194	606
Changes in assets and liabilities:
Increase (decrease) in income taxes payable	6,389	(7,789)	431
Decrease in income taxes receivable	8,652	—	—
Decrease in deferred income taxes	(16,050)	(11,255)	(1,382)
Decrease (increase) in other assets	(1,207)	736	1,053
Decrease in accounts payable	(653)	(712)	(1,375)
Decrease in accrued liabilities	(1,313)	(1,772)	(128)

Net cash provided by operating activities	$98,052	$58,793	$35,242

Supplemental disclosure of noncash activities:
Fair market value of restricted stock issued	$273	$79	$63
Fair market value of warrants issued	$77	$1,015	$—
Warrants exercised by cancellation of debt	$—	$—	$779
Reclassification of treasury stock to additional paid-in capital	$—	$2,447	$—
The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)

A.	Nature of Business
      MicroFinancial Incorporated (the “Company”) which operates primarily through its wholly-owned subsidiaries, Leasecomm Corporation and TimePayment Corp, LLC, is a specialized commercial finance company that primarily leases and rents “microticket” equipment and provides other financing services in amounts generally ranging from $500 to $15,000 and an average lease term of 44 months. Leasecomm historically financed contracts with an average amount financed of approximately $1,900 while the average amount financed by TimePayment is approximately $6,900. The Company primarily sources its originations through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company funds its operations through cash provided by operating activities, borrowings under its credit facilities, the issuance of subordinated debt and on balance sheet securitizations.
      MicroFinancial incurred net losses of $15.7 million, $10.2 million and $1.7 million for the years ended December 31, 2003, 2004 and 2005, respectively. Net losses incurred by the Company during the third and fourth quarters of 2002 caused the Company to be in default of certain debt covenants in its credit facility and securitization agreements. In addition, as of September 30, 2002, the Company’s credit facility failed to renew and consequently, the Company was forced to suspend substantially all new origination activity as of October 11, 2002. MicroFinancial has taken certain steps in an effort to improve its financial position. In June 2004, MicroFinancial secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note that enabled the Company to resume microticket contract originations. In conjunction with raising new capital, the Company also formed a new wholly owned operating subsidiary, TimePayment Corp. LLC. On September 29, 2004, MicroFinancial secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the previous one year, $8 million line of credit obtained in June 2004 under more favorable terms and conditions including, but not limited to, pricing at prime plus 1.5% or LIBOR plus 4%. In addition, management used the proceeds from the line of credit to retire the then existing outstanding debt with the former bank group.
      Management has also continued to take steps to reduce overhead, including a reduction in headcount from 203 at December 31, 2002 to 136 at December 31, 2003. During the year ended December 31, 2004, the employee headcount was reduced to 103 and declined to 87 at December 31, 2005 in a continued effort to maintain an infrastructure that is aligned with current business conditions.

B.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one principal business segment, the leasing and renting of equipment and other financing services in amounts generally ranging from $500 to $15,000.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant areas requiring the use of management estimates are revenue recognition, the allowance for credit losses, share-based payments and income taxes. Actual results could differ from those estimates.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leases and Revenue Recognition
      The Company’s lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the unguaranteed residual value of the leased equipment, initial direct costs incurred, and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the effective interest method, which results in a level rate of return on the net investment in leases. Unamortized unearned lease income and initial direct costs are written off if, in the opinion of management, the lease agreement is determined to be impaired.
      In conjunction with the origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. Impairment is recognized when cash flows expected to be realized subsequent to the end of the lease are expected to be less than the residual value recorded. Other revenues, such as loss and damage waiver and service fees relating to the leases, contracts, and loans and rental revenues are recognized as they are earned.

Allowance for Credit Losses
      The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. Given the nature of the “microticket” market and the individual size of each transaction, the business does not warrant the creation of a formal credit review committee to review individual transactions. Rather, the Company developed a sophisticated, risk-adjusted pricing model and has automated the credit scoring, approval and collection processes. The Company believes that with the proper risk-adjusted pricing model, it can grant credit to a wide range of applicants provided it has priced appropriately for the associated risk inherent in the transaction. As a result of approving a wide range of credits, the Company experiences a relatively high level of delinquency and write-offs in its portfolio. During periods where the Company is making credit decisions and funding new transactions, the Company periodically reviews the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, the business does not warrant evaluating transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in the portfolio are not re-graded subsequent to the initial extension of credit, nor is the reserve allocated to specific contracts. Rather, since the impaired contracts have common characteristics, the Company maintains a general allowance against the entire portfolio utilizing historical statistics for recovery and timing of recovery as the basis for the amount.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has adopted a consistent, systematic procedure for establishing and maintaining an appropriate reserve for credit losses for the microticket transactions. Management reviews, on a static pool basis, the collection experience on various months’ originations. In addition management also reviews, on a static pool basis, the recoveries made on accounts written off. The results of these static pool analyses reflect the Company’s actual collection experience given the fact that the Company obtains additional recourse in many instances in the form of personal guaranties from the borrowers, as well as, in some instances, limited recourse from the dealer. In addition, management considers current delinquency statistics, current economic conditions, and other relevant factors. The combination of historical experience and the review of current factors provide the basis for the analysis to determine the adequacy of the reserves. The Company takes charge-offs against its receivables when such receivables are 360 days past due and no contact has been made with the lessee for 12 months. However, collection efforts continue and the Company recognizes recoveries in future periods when cash is received.

Investment in Service Contracts
      The Company’s investments in cancelable service contracts are recorded at cost and amortized over the expected life of the service period, which is seven years. Income on service contracts is recognized monthly as the related services are provided.
      At December 31, 2004 and 2005, investment in service contracts consisted of the following:

	December 31,

	2004	2005

Gross investment in service contracts	$9,968	$5,302
Less accumulated depreciation and amortization	(5,191)	(3,676)

Investment in service contracts, net	$4,777	$1,626

      Amortization expense on service contracts totaled $5,619,000, $4,067,000 and $3,151,000 for the years ended December 31, 2003, 2004 and 2005, respectively. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in service contracts.

Investment in Rental Contracts
      The Company’s investments in rental contracts are either recorded at estimated residual value for converted leases and depreciated using the straight-line method over a period of twelve months or at the acquisition cost and depreciated using the straight line method over a period of three years. Rental equipment consists of low-priced commercial equipment, including point-of-sale authorization systems and a wide variety of other equipment which all have similar characteristics.
      At December 31, 2004 and 2005, investment in rental contracts consisted of the following:

	December 31,

	2004	2005

Gross investment in rental contracts	$11,061	$11,258
Less accumulated depreciation and amortization	(9,276)	(8,233)

Investment in rental contracts, net	$1,785	$3,025

      Depreciation expense on rental contracts totaled $9,528,000, $9,142,000 and $5,936,000 for the years ended December 31, 2003, 2004 and 2005, respectively. The Company periodically evaluates whether events

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts.
      During the third quarter of 2005, the Company sold Transaction Enabling Systems, a limited liability company that was acquired by Leasecomm Corporation in January of 2001. The sale consisted of approximately 1,100 rental contracts each with monthly payments of $25. The sale allowed the Company to reverse a previously disputed liability of approximately $776,000, which was recorded as a reduction of selling, general and administrative expenses.
      In January 2006, a dealer elected to repurchase $1,620,000 of rental contracts with a net book value of $1,303,000. The Company recorded a net gain on the sale of approximately $200,000 in January 2006.

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

Reclassification of Prior Year Balances
      Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

Net Income (Loss) Per Common Share
      Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(loss) per common share. All stock options, common stock warrants, and unvested restricted stock were excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2003, 2004 and 2005 because their inclusion would have had an antidilutive effect on net income (loss) per share. At December 31, 2003, 1,675,000 options and 268,199 warrants were excluded from the computation of diluted net income (loss) per share. At December 31, 2004, 1,675,000 options, 663,035 warrants, and 16,250 unvested shares of restricted stock were excluded from the computation of diluted net income (loss) per share because their effect was antidilutive. At December 31, 2005, 1,242,500 options, 335,957 warrants, and 11,250 unvested shares of restricted stock were excluded from the computation of diluted net income (loss) per share because their effect was antidilutive.

	For the Years Ended December 31,

	2003	2004	2005

Net loss	$(15,687)	$(10,216)	$(1,660)

Shares used in computation:
Weighted-average common shares outstanding used in the computation of net loss per common share	13,043,744	13,182,833	13,567,640
Dilutive effect of common stock options	—	—	—

Shares used in computation of net loss per common share — assuming dilution	13,043,744	13,182,833	13,567,640

Net loss per common share — basic and diluted	$(1.20)	$(0.77)	$(0.12)

Stock-Based Employee Compensation
      All stock options issued to directors and employees have an exercise price not less than the fair market value of the Company’s common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic-value method, there is no related compensation expense recorded in the Company’s financial statements through December 31, 2004. Prior to 2005, the Company followed the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that compensation under a fair value method be determined and disclosed in a pro forma effect on earnings and earnings per share. Prior to 2005, the Company accounted for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The amortization of unearned compensation expense relating to restricted stock awards is reflected in net income (loss). Prior to 2005, no other stock-based employee compensation cost was reflected in net income (loss), as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in variable compensation costs had an exercise price greater than the fair market value of the underlying common stock on December 31, 2003 and 2004, respectively.
      Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Under the modified prospective method of adoption selected by the Company, compensation cost was recognized during the year

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended December 31, 2005 for stock options. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchases or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.
      For unvested awards, the compensation cost related to the remaining “requisite service” that was not rendered upon the adoption date was determined by the compensation cost calculated for either recognition or pro forma disclosures under SFAS 123. Results for prior years have not been restated. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value based method to all outstanding and unvested awards in prior years.

	For the Years Ended
	December 31,

	2003	2004

Net loss, as reported	$(15,687)	$(10,216)
Add: Stock-based employee compensation expense included in reported net loss	273	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,065)	(877)

Pro forma net income (loss)	$(16,479)	$(11,065)

Net income (loss) per share:
As reported — Basic and Diluted	$(1.20)	$(0.77)

Pro forma — Basic and Diluted	$(1.26)	$(0.84)

      There were no options granted during the years ended December 31, 2004 and 2005. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions.

2003

Risk-free interest rate	3.34%
Expected dividend yield	0.00%
Expected life	7 years
Volatility	76.00%
      The weighted-average fair value at the date of grant for options granted during 2003 approximated $0.62 per option.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Net Investment in Leases
      At December 31, 2005, future minimum payments on the Company’s lease receivables are as follows:

For the Year Ended December 31,

2006	$24,325
2007	2,352
2008	1,589
2009	682
2010	191
Thereafter	—

Total	$29,139

      At December 31, 2005, the weighted-average remaining life of leases in the Company’s lease portfolio is approximately 12 months and the implicit rate of interest is approximately 28.1%.
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
      The following table sets forth the Company’s allowance for credit losses as of December 31, 2003, 2004 and 2005 and the related provisions, charge-offs and recoveries for the years ended December 31, 2003, 2004 and 2005.

Balance of allowance for credit losses at December 31, 2002		$69,294
Provision for leases and loans credit losses		59,758
Charge-offs	$(93,153)
Recoveries	7,112

Charge-offs, net of recoveries		(86,041)

Balance of allowance for credit losses at December 31, 2003		43,011
Provision for leases and loans credit losses		47,918
Charge-offs	(81,763)
Recoveries	5,797

Charge-offs, net of recoveries		(75,966)

Balance of allowance for credit losses at December 31, 2004		14,963
Provision for leases and loans credit losses		10,468
Charge-offs	(22,806)
Recoveries	6,089

Charge-offs, net of recoveries		(16,717)

Balance of allowance for credit losses at December 31, 2005		$8,714

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In conjunction with the origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interests is estimated at inception of the lease and evaluated periodically for impairment. The following table sets forth the changes in estimated residual value as a result of new originations, and lease terminations for the years ended December 31, 2003, 2004 and 2005.

Balance of estimated residual value at December 31, 2002	$30,754
New originations	186
Lease terminations	(11,830)

Balance of estimated residual value at December 31, 2003	19,110
New originations	92
Lease terminations	(9,700)

Balance of estimated residual value at December 31, 2004	9,502
New originations	710
Lease terminations	(6,347)

Balance of estimated residual value at December 31, 2005	$3,865

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

D.	Property and Equipment
      At December 31, 2004 and 2005, property and equipment consisted of the following:

	December 31,

	2004	2005

Inventory	$261	$132
Computer Equipment	5,521	5,190
Office Equipment	1,115	1,184
Leasehold improvements	112	349

	7,009	6,855
Less accumulated depreciation and amortization	6,255	6,136

Total	$754	$719

      Depreciation expense associated with property and equipment totaled $1,445,000, $801,000 and $410,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Total depreciation and amortization expense for property and equipment, service contracts and rental contracts was $16,592,000, $14,010,000 and $9,497,000 for the years ended December 31, 2003, 2004 and 2005, respectively.
      At December 31, 2004 and 2005, computer equipment includes $972,000 and $695,000 under capital leases. Accumulated amortization related to capital leases amounted to $915,000 and $695,000 in 2004 and 2005, respectively.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Notes Payable and Subordinated Debt

Notes Payable
      The Company had borrowings outstanding under its respective credit facilities, securitization, and long-term debt agreements with the following terms:

		December 31,	December 31,
	Interest Rate	2004	2005

Credit facility — CIT	Prime + 1.5%	$34	$161
Subordinated notes	7.75%-13.0%	5,152	2,602

Total		5,186	2,763
Less debt discount		(563)	—

		$4,623	$2,763

      On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans, or the prevailing rate per annum as offered in the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If the LIBOR Loans are not renewed upon their maturity they automatically convert into prime rate loans. The prime rate at December 31, 2004 and 2005 was 5.25% and 7.25%, respectively. The 90-day LIBOR rate at December 31, 2004 and 2005 was 2.56% and 4.53%, respectively. As of December 31, 2004 and 2005, the Company was in compliance with all covenants under the CIT credit facility.
      In connection with the issuance of the above line of credit, the Company issued warrants to CIT to purchase an aggregate of 50,000 shares of the Company’s common stock at an exercise price of $0.825 per share and expiring on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid-in capital and debt issue costs. The resulting debt issue cost of $139,000 is being amortized to interest expense under the effective interest method. Non-cash interest expense was $14,000 and $43,000 for the years ended December 31, 2004 and 2005, respectively.
      Also in connection with the issuance of the above line of credit, the Company issued warrants to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $3.704 per share and expiring on June 10, 2007. The warrants were issued to the financial advisor the Company engaged to secure the CIT line of credit. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and debt issue costs. The resulting debt issue cost of $131,000 is being amortized over the life of the commitment. Non-cash debt issue expense was $10,000 and $39,000 for the years ended December 31, 2004 and 2005, respectively.
      Borrowings on the above senior secured revolving line of credit were used to pay off the Company’s existing lending syndicate in full, and replaced the $8.0 million line of credit secured in June 2004, both of which are discussed further below. Outstanding borrowings are collateralized by eligible lease contracts pledged specifically to CIT. In addition, the Company granted CIT a security interest in all assets of the Company to further collateralize the outstanding borrowings.
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

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Also, on April 14, 2003, the Company issued warrants to purchase an aggregate of 268,199 shares of the Company’s common stock at an exercise price of $.825 per share. The warrants were issued to the nine lenders in the Company’s lending syndicate in connection with the waiver of defaults and an extension of the Company’s term loan. Due to the anti-dilutive rights contained in the warrant agreement, on June 10, 2004, an additional 2,207 warrants were issued to the nine lenders in the Company’s lending syndicate and all of the warrants were re-priced to $0.815 per share. This was a result of the issuance of warrants in connection with the $10.0 million credit facility discussed below. The warrants held by the nine lenders in the Company’s lending syndicate became 50% exercisable as of June 30, 2004. Since all of the Company’s obligations to the lenders were paid in full prior to September 30, 2004, the remaining 50% of the warrants were automatically canceled pursuant to the terms of the agreement. During the year ended December 31, 2005, the cashless exercise of 24,736 warrants resulted in the issuance of 20,596 shares. Unless the remaining warrants are exercised, they will expire on September 30, 2014. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital. The resulting cost of the warrants was $77,000, which is being amortized to interest expense under the interest method. As of December 31, 2004, because the debt had been repaid in full, the entire $77,000 had been accreted to interest expense. The resulting effective interest rate on the senior credit facility was prime plus 2.09%.
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
      In connection with the issuance of the above $8.0 million line of credit, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $6.00 per share and expiring on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on notes payable. The resulting discount of $117,000 was being amortized to interest expense under the interest method. Since the $8.0 million line of credit was canceled as of September 29, 2004, as of December 31, 2004, the entire discount had been accreted to interest expense.

Subordinated Notes Payable
      At December 31, 2004 and 2005, the Company had subordinated debt outstanding amounting to $4,589,000 ($5,152,000 net of a discount of $563,000) and $2,602,000, respectively. This debt is subordinated in the rights to the Company’s assets to notes payable to the primary lenders as described above. Outstanding borrowings bear interest ranging from 8% to 13.0% for fixed rate financing and prime plus 3% to 4% for variable rate financing. These notes have maturity dates ranging from March 2006 to November 2006.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2004, TimePayment Corp LLC secured a commitment for a three year subordinated note for $2.0 million, simultaneously with the closing of the $8.0 million credit line discussed above. According to the agreement, outstanding borrowings bear interest at 13.0%. In connection with the issuance, the Company issued warrants to purchase 110,657 shares of the Company’s common stock at an exercise price of $2.00 per share and 191,685 shares of the Company’s common stock at an exercise price of $2.91 per share, both expiring on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on subordinated notes payable. The resulting discount of $628,000 was being amortized to interest expense under the interest method. Non-cash interest expense was $65,000 and $563,000 for the years ended December 31, 2004 and 2005, respectively.
      In May 2005, the lender elected to exercise the warrants that had been issued in connection with the $2.0 million subordinated note. The lender exercised 110,657 warrants at $2.00 per share and 191,685 warrants at $2.91 per share. The lender paid the exercise price by cancelling $779,117 of the outstanding subordinated note. As of December 31, 2005, this note was fully repaid.
      At December 31, 2004 and 2005, subordinated notes payable included $652,000 due to stockholders, officers and directors. Interest paid to stockholders, officers and directors under such notes, at rates ranging between 8% and 12%, amounted to $83,000, $78,000 and $78,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Repayment Schedule
      At December 31, 2005, the repayment schedule for outstanding notes and subordinated notes is as follows:

Revolving
	Credit	Long-Term
For the Year Ended December 31,	Facility(1)	Debt	Total

2006	$161	$2,602	$2,763
2007	—	—	—
2008	—	—	—
2009	—	—	—
2010	—	—	—
Thereafter	—	—	—

	$161	$2,602	$2,763

(1)	The Company’s obligation to repay the revolving credit facility in the current year is subject to lease collateral availability and the borrowing base formula. The credit facility expires on September 29, 2007.
      It is estimated that the carrying amount of the Company’s borrowings under its variable rate revolving credit agreement approximates its fair value. The fair value of the Company’s long-term fixed rate borrowings is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2004 and 2005, the aggregate carrying value of the Company’s fixed rate borrowings was approximately $5,152,000 and $2,602,000 respectively, with an estimated fair value of approximately $5,127,000 and $2,596,000, respectively.

F.	Preferred Stock
      At December 31, 2004 and 2005, the Company had authorized 5,000,000 shares of preferred stock with a par value of $0.01 of which no shares were issued and outstanding.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Stockholders’ Equity

Common Stock
      The Company had 25,000,000 authorized shares of common stock with a par value of $.01 per share of which 13,185,166 and 13,713,899 shares were issued and outstanding at December 31, 2004 and 2005, respectively.

Treasury Stock
      The Company had 227,980 shares of common stock held in treasury, at cost, as of July 1, 2004. Effective July 1, 2004, the Commonwealth of Massachusetts adopted a legislative act that resulted in the elimination of treasury stock. In accordance with this change in the law the Company has retroactively reclassified shareholders’ equity to reflect the retirement of treasury stock. Accordingly, during the year ended December 31, 2004, common stock and additional paid-in capital were reduced by $2,000 and $2,445,000, respectively.

Stock Options and Restricted Stock
      In 1987, the Company adopted its 1987 Stock Option Plan (the “Plan”) which provided for the issuance of qualified or nonqualified options to purchase shares of the Company’s common stock. In 1997, the Company’s Board of Directors approved an amendment to the Plan, as a result of the June 16, 1997 stock split. Pursuant to this amendment, the aggregate number of shares issued could not exceed 1,220,000 and the exercise price of any outstanding options issued pursuant to the Plan would be reduced by a factor of ten and the number of outstanding options issued pursuant to the Plan would be increased by a factor of ten. The Company adopted the 1998 Equity Incentive Plan (the “1998 Plan”) on July 9, 1998. The 1998 Plan permits the Compensation Committee of the Company’s Board of Directors to make various long-term incentive awards, generally equity-based, to eligible persons. The Company reserved 4,120,380 shares of its common stock for issuance pursuant to the 1998 Plan. Qualified stock options, which are intended to qualify as “incentive stock options” under the Internal Revenue Code, may be issued to employees at an exercise price per share not less than the fair value of the common stock at the date granted as determined by the Board of Directors. Nonqualified stock options may be issued to officers, employees and directors of the Company as well as consultants and agents of the Company at an exercise price per share not less than fifty percent of the fair value of the common stock at the date of grant as determined by the Board. The vesting periods and expiration dates of the grants are determined by the Board of Directors. The option period may not exceed ten years. Upon exercise of an option or grant of restricted stock, the Company issues new shares of common stock.
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
      On February 4, 2004, one non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized and deferred compensa-

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tion on the balance sheet is reduced. During the year ended December 31, 2004, 8,750 shares vested and $28,000 was amortized from unearned compensation to compensation expense. On adoption of SFAS 123(R), the Company reclassified the balance of deferred compensation to additional paid-in capital. During the year ended December 31, 2005, 5,000 shares vested and $15,000 was amortized to compensation expense.
      On July 14, 2005, the non-employee directors were granted a total of 13,912 shares of restricted stock with a fair value of $4.50 per share in accordance with the Company’s director compensation policy. The restricted shares were fully vested on the date of issuance.
      The following summarizes stock option activity for the years ended December 31, 2003, 2004 (no activity) and 2005:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price

Outstanding at December 31, 2002	2,995,000	$1.585 to $13.544	$7.849
Converted to restricted stock	(1,325,000)	$1.585 to $13.10	$7.727
Canceled	(195,000)	$1.585 to $12.313	$7.618
Granted	200,000	$ 0.86	$0.860

Outstanding at December 31, 2003 and December 31, 2004	1,675,000	$0.86 to $13.544	$7.139
Exercised	(432,500)	$0.86 to $ 1.585	$1.250

Outstanding at December 31, 2005	1,242,500	$1.585 to $13.544	$9.189

      The options vest over five years based solely on service and are exercisable only after they become vested. At December 31, 2003, 2004 and 2005, 843,000, 1,178,000 and 1,090,500, respectively, of the outstanding options were fully vested. The total intrinsic value of all options exercised during the year ended December 31, 2005 was $1,554,000.
      At December 31, 2004 and 2005, respectively, 1,675,000 and 1,242,500 shares of common stock were reserved for common stock option exercises. At December 31, 2005, 1,763,952 shares of common stock were reserved for future grants.
      Information relating to stock options at December 31, 2005, summarized by exercise price, is as follows:

	Outstanding			Exercisable

		Weighted-		Weighted-
		Average Life	Intrinsic	Average		Intrinsic
Exercise Price	Shares	(Years)	Value	Exercise Price	Shares	Value

$12.3125	359,391	3.16	$—	$12.3125	359,391	$—
$13.5440	40,609	3.16	—	$13.5440	40,609	—
$9.7813	350,000	4.15	—	$9.7813	350,000	—
$13.1000	90,000	5.14	—	$13.1000	72,000	—
$6.7000	235,000	6.16	—	$6.7000	141,000	—
$1.5850	167,500	6.91	394,000	$1.5850	127,500	300,000

	1,242,500	5.26	$394,000	$9.6180	1,090,500	$300,000

      In March 2005, the Company’s Board of Directors elected to allow for the immediate vesting of all of the President and CEO’s in the money options. This resulted in the accelerated vesting for 70,000 options with an exercise price of $1.585 and 80,000 options with an exercise price of $0.86. As a result of that acceleration, which was permitted under the terms of the 1998 Plan, the Company recognized additional compensation expense of $566,000 for the year ended December 31, 2005. In addition, the Company’s Board of Directors

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
elected to allow the cashless exercise of options exercised during the year ended December 31, 2005. As a result of the circumstances of the exercises, all awards made under the 1998 Plan have been classified as share-based liability awards. During the year ended December 31, 2005, the total share based employee compensation cost recognized for stock options was $1,025,000 and the Company recognized a related income tax benefit of approximately $291,000.
      In accordance with SFAS 123(R), for share-based liability awards, the Company must recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As of December 31, 2005, a minimum of $164,000 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of one year. In addition, the Company will also recognize any additional incremental compensation cost as it is incurred. For the year ended December 31, 2005, the Company recognized an additional $53,000 in compensation expense due to the change in the fair value of the share-based liability awards outstanding.
      The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term (contractual term), volatility of the company’s stock, the risk-free interest rate and the Company’s dividend yield.
      There were no options granted during the years ended December 31, 2004 and 2005. The fair values as of December 31, 2005, of the remaining unvested options, all classified as liability instruments per SFAS 123(R), were estimated using the following key input assumptions at December 31, 2005:

Original grant date	11/25/2002	2/28/2002	2/20/2001	2/24/2000	2/25/1999	2/25/1999
Exercise price	$1.59	$6.70	$13.10	$9.78	$13.54	$12.31
Expected life (years)	3.50	3.50	3.00	2.50	2.00	2.00
Annualized volatility	80%	80%	80%	80%	80%	80%
Dividend yield	5.13%	5.13%	5.13%	5.13%	5.13%	5.13%
Risk-free interest rate	4.05%	4.05%	3.91%	3.91%	3.82%	3.82%
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

Common Stock Reserved
      The Company had reserved shares of common stock at December 31, 2005 as follows:

Warrants	335,957
Stock options	1,242,500
Restricted stock grants	11,250
Reserved for future grants	1,763,952

Total	3,353,659

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Income Taxes
      The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,

	2003	2004	2005

Current:
Federal	$4,683	$(8,045)	$168
State	907	(1,149)	161

	5,590	(9,194)	329

Deferred:
Federal	(13,510)	(12,098)	(978)
State	(2,540)	843	(404)

	(16,050)	(11,255)	(1,382)

Total	$(10,460)	$(20,449)	$(1,053)

      At December 31, 2004 and 2005, the components of the net deferred tax liability and asset were as follows:

	2004	2005

Deferred tax assets:
Allowance for credit losses	$5,338	$2,781
Accrued expenses	—	101
Depreciation and amortization	3,567	2,100
Alternative minimum tax credit	1,384	1,551
Federal NOL carryforward	4,903	2,453
State NOL and other state attributes	2,588	3,764
State valuation allowance	(2,339)	(3,576)

Total deferred tax assets	15,442	9,174

Deferred tax liabilities:
Lease receivable and unearned income	(7,960)	(2,991)
Residual value	(3,801)	(1,262)
Initial direct cost	(181)	(39)

Total deferred tax liabilities	(11,942)	(4,292)

Net deferred tax asset	$3,500	$4,882

      At December 31, 2005, the Company has a Federal loss carry-forward of approximately $7.0 million which may be used to offset future income. This loss carry-forward is available for use against future Federal income until expiration in 2025. In addition, at December 31, 2005, the Company has State net operating loss carry-forwards of $45.6 million which may be used to offset future income. Such State NOL’s have restrictions and expire in approximately two to twenty years. The Company has recorded a valuation allowance against certain State deferred tax assets as it is unlikely that these deferred tax assets will be fully realized.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

	For the Years Ended December 31,

	2003	2004	2005

Federal statutory rate	(35.00)%	(35.00)%	(35.00)%
State income taxes, net of federal benefit	(4.91)%	(5.60)%	(4.13)%
State valuation allowance	—%	7.63%	(6.90)%
Nondeductible expenses and other	(0.09)%	(33.71)%	7.22%

Effective income tax rate	(40.00)%	(66.68)%	(38.81)%

      The calculation of the Company’s tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations for federal and state purposes. For the year ended December 31, 2004, the nondeductible expenses and other rate of (33.71%) includes the benefit of $7.9 million that resulted from a reduction in the Company’s estimate of certain tax liabilities that had been included in income taxes payable on the Company’s balance sheet. For the year ended December 31, 2005, the nondeductible expenses and other rate of 7.22% reflects certain non-deductible stock-based compensation.
      The Company is currently undergoing an audit of its 1997 through 2003 tax years. As part of the audit, the Internal Revenue Service Agent has proposed several adjustments to the annual tax returns, which if final, would require the Company to pay the IRS an amount between $8.0 and $10.0 million. Such payments would be offset by an adjustment to the deferred tax asset such that the amount would likely be recoverable in future periods. The Company has several defenses to these adjustments and has filed a formal response under the appeals process challenging these adjustments. The Company can give no assurance that it will be successful in any appeal procedure.

I.	Commitments and Contingencies

Operating Leases
      The Company’s lease for its facility in Woburn, Massachusetts expires in 2010. In 2003, the Company vacated its facilities in Waltham, Massachusetts, Newark, California and Herndon, Virginia and negotiated early terminations of the outstanding leases. At December 31, 2005, future minimum lease payments under non-cancelable operating leases are as follows:

For the Years Ended December 31,

2006	$237
2007	237
2008	237
2009	237
2010	237

Total	$1,185

      Rental expense under operating leases totaled $1,620,000, $631,000 and $668,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      A. In October 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. (As amended, the action now includes approximately 210 plaintiffs.) The Complaint contains claims for violation of RICO (18 U.S.C. § 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm’s dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the court dismissed the complaint with leave to file an amended complaint. An Amended Complaint was filed in November 2003. The Company filed a Motion to Dismiss the Amended Complaint, which was denied by the United States District Court in September 2004. The Company has filed an answer to the Amended Complaint denying the Plaintiffs’ allegations and asserting counterclaims. On January 18, 2005, Plaintiffs filed a Second Amended Complaint, which added five individual Plaintiffs and dropped one of the Plaintiffs’ claims. The Company has filed an Answer to the Second Amended Complaint, denying the Plaintiffs’ allegations and asserting counterclaims against a majority of the Plaintiffs for breach of contract and unjust enrichment. The case is now in discovery. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
      B. In March 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class, sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserted claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint, which was allowed in March 2004. In May 2004, a purported class action on behalf of the same named plaintiffs and asserting the same claims was filed in Cambridge District Court. The Company has filed a Motion to Dismiss the Complaint, which was heard in August 2004, and denied by the District Court. On September 16, 2004, the Company filed an Answer and Counterclaims to the Amended Complaint denying the plaintiffs’ allegations. On March 2, 2005, the plaintiffs filed a motion for leave to file an Amended Complaint which the Court allowed. The Amended Complaint added a claim for usury against the Company. The Company filed an Answer, Affirmative Defenses and Counterclaims to the Amended Complaint denying the plaintiffs’ allegations and the parties are currently engaged in discovery. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
      C. In October 2003, the Company was served with a purported class action complaint which was filed in United States District Court for the District of Massachusetts alleging violations of the federal securities laws. The purported class would consist of all persons who purchased Company securities between February 5, 1999

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are eligible to contribute up to 100% of their gross salary until they reach the maximum annual contribution amount allowed under the Internal Revenue Code. The Company will contribute $0.50 for every $1.00 contributed by an employee up to 3% of the employee’s salary. Vesting in the Company contributions is over a five-year period based upon 20% per year. The Company’s contributions to the defined contribution plan were $110,500, $0 and $53,000 for the years ended December 31, 2003, 2004 and 2005, respectively. In 2004 the Company was able to settle its obligation fully by offsetting the match against the forfeiture account.

K.	Concentrations of Credit Risk:
      The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of lease and loan receivables and cash and cash equivalent balances. To reduce the risk to the Company, credit policies are in place for approving leases and loans, and lease pools are monitored by management. In addition, cash and cash equivalents are maintained with several high-quality financial institutions.
      One dealer accounted for approximately 56.14%, 9.94% and 0.34% of all originations during the years ended December 31, 2003, 2004 and 2005, respectively. Two other dealers accounted for approximately 23.38% and 10.79% of all originations during the year ended December 31, 2003. During the year ended December 31, 2004 the Company’s top four dealers accounted for 65.09% of all of the leases originated during the year at 21.84%, 16.83%, 15.71%, and 10.71%, respectively. During the year ended December 31, 2005 the Company’s top three dealers accounted for 47.29% of all of the leases originated during the year at 26.61%, 10.64%, and 10.04%, respectively. No other dealer accounted for more than 10% of the Company’s origination volume during the years ended December 31, 2003, 2004 and 2005.
      Prior to the suspension of new contract originations in October 2002, the Company originated leases, contracts and loans in all 50 states of the United States and its territories. Since resuming the origination of

MICROFINANCIAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contracts in June 2004 the Company has originated contracts in over 40 states, but expects to resume originating leases in all 50 states of the United States and its territories. The Company continues to service leases, contracts and loans in all 50 states of the United States and its territories. As of both December 31, 2004 and 2005, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of the Company’s portfolio. Only California accounted for more than 10% of the total portfolio as of December 31, 2004 and 2005 at approximately 14%. None of the remaining states accounted for more than 4% of such total.
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
      Other notes payable included $250,000 due to stockholders of the Company at December 31, 2003. Interest paid to stockholders under such notes was not material for the years ended December 31, 2003 and 2004. These notes were fully repaid as of December 31, 2004.
      At December 31, 2004 and 2005, subordinated notes payable included $652,000 due to stockholders, officers and directors. Interest paid to stockholders, officers and directors under such notes, at rates ranging between 8% and 12%, amounted to $83,000, $78,000 and $78,000 for the years ended December 31, 2003, 2004 and 2005, respectively.