Form 10-Q
period 2006-03-31
MICROFINANCIAL INC
filed 2006-05-12
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of April 24, 2006, 13,786,523 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2005	2006
ASSETS
Cash and cash equivalents	$32,926	$31,690
Net investment in leases and loans:
Receivables due in installments	29,139	27,830
Estimated residual value	3,865	2,908
Initial direct costs	98	113
Less:
Advance lease payments and deposits	(35)	(36)
Unearned income	(3,658)	(4,743)
Allowance for credit losses	(8,714)	(7,548)

Net investment in leases and loans	20,695	18,524

Investment in service contracts, net	1,626	1,238
Investment in rental contracts, net	3,025	1,752
Property and equipment, net	719	733
Other assets	1,315	1,100
Deferred income taxes, net	4,882	4,392

Total assets	$65,188	$59,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$161	$201
Subordinated notes payable	2,602	802
Accounts payable	1,099	525
Dividends payable	4,114	689
Other liabilities	2,094	1,913
Income taxes payable	431	281

Total liabilities	10,501	4,411

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2005 and March 31, 2006	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,713,899 and 13,785,273 shares issued at December 31, 2005 and March 31, 2006, respectively	137	138
Additional paid-in capital	43,839	44,098
Retained earnings	10,711	10,782

Total stockholders’ equity	54,687	55,018

Total liabilities and stockholders’ equity	$65,188	$59,429

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2006
Revenues:
Income on financing leases and loans	$1,508	$672
Rental income	6,429	5,721
Income on service contracts	1,088	555
Loss and damage waiver fees	819	551
Service fees and other	1,017	1,418

Total revenues	10,861	8,917

Expenses:
Selling, general and administrative	6,348	4,207
Provision for credit losses	5,810	1,610
Depreciation and amortization	2,484	1,765
Interest	205	81

Total expenses	14,847	7,663

Income (loss) before provision (benefit) for income taxes	(3,986)	1,254
Provision (benefit) for income taxes	(1,322)	490

Net income (loss)	($2,664)	$764

Net income (loss) per common share – basic	($0.20)	$0.06

Net income (loss) per common share – diluted	($0.20)	$0.05

Weighted-average shares:
Basic	13,254,838	13,762,979

Diluted	13,254,838	13,905,902

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2006
Cash flows from operating activities:
Cash received from customers	$16,074	$12,178
Cash paid to suppliers and employees	(5,961)	(4,587)
Cash received (paid) for income taxes	14	(150)
Interest paid	(123)	(70)
Interest received	32	315

Net cash provided by operating activities	10,036	7,686

Cash flows from investing activities:
Investment in lease and rental contracts	(1,040)	(2,922)
Investment in inventory	(2)	—
Investment in direct costs	(7)	(54)
Investment in property and equipment	(44)	(68)

Net cash used in investing activities	(1,093)	(3,044)

Cash flows from financing activities:
Proceeds from secured debt	45	40
Repayment of subordinated debt	—	(1,800)
Repayment of capital leases	(32)	—
Payment of dividends	(659)	(4,118)

Net cash used in financing activities	(646)	(5,878)

Net increase (decrease) in cash and cash equivalents	8,297	(1,236)
Cash and cash equivalents, beginning of period	9,709	32,926

Cash and cash equivalents, end of period	$18,006	$31,690

(continued on following page)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2006
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)	$(2,664)	$764
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(1,508)	(672)
Depreciation and amortization	2,484	1,765
Provision for credit losses	5,810	1,610
Recovery of equipment cost and residual value	6,407	4,159
Stock-based compensation expense	752	84
Non-cash interest expense (amortization of debt discount)	49	11
Change in assets and liabilities:
Current taxes payable	14	(150)
Deferred income taxes	(1,322)	490
Other assets	240	205
Accounts payable	(771)	(595)
Other liabilities	545	15

Net cash provided by operating activities	$10,036	$7,686

Supplemental disclosure of non-cash activities:
Fair market value of stock issued	$—	$199
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
(A) Nature of Business
     MicroFinancial Incorporated (the “Company”) operates primarily through its wholly-owned subsidiaries, Leasecomm Corporation and TimePayment Corp. LLC. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services in amounts generally ranging from $500 to $15,000 with an average lease term of 44 months. Leasecomm historically financed contracts with an average amount financed of approximately $1,900, while the average amount financed by TimePayment is approximately $6,900. The Company primarily sources its originations through a network of independent sales organizations and other dealer-based origination networks nationwide. The Company funds its operations through cash provided by operating activities, borrowings under its credit facilities and the issuance of subordinated debt.
(B) Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.
     The balance sheet at December 31, 2005 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Allowance for Credit Losses
     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. Given the nature of the “microticket” market and the individual size of each transaction, the business does not warrant the creation of a formal credit review committee to review individual transactions. Rather, the Company developed a sophisticated, risk-adjusted pricing model and has automated the credit scoring, approval and collection processes. The Company believes that with the proper risk-adjusted pricing model, it can grant credit to a wide range of applicants provided it has priced appropriately for the associated risk inherent in the transaction. As a result of approving a wide range of credits, the Company experiences a relatively high level of delinquency and write-offs in its portfolio. The Company periodically reviews the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, the business does not warrant evaluating transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in the portfolio are not re-graded subsequent to the initial extension of credit, nor is the allowance allocated to specific contracts. Rather, since the impaired contracts have common characteristics, the Company maintains a general allowance against the entire portfolio utilizing historical loss and recovery statistics as the basis for the amount.
     The Company has adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for “microticket” transactions. Management reviews, on a static pool basis, the collection experience on various months’ originations. In addition, management reviews, on a static pool basis, the recoveries made on accounts written off. The results of these static pool analyses reflect the Company’s actual collection experience given the fact that the Company obtains additional recourse in many instances in the form of personal guaranties from the borrowers, as well as, in some instances, limited recourse from the dealer. In addition, management considers current delinquency statistics, current economic conditions, and other relevant factors. The combination of historical experience and the review of current factors provide the basis for the analysis to determine

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
the adequacy of the allowance. The Company takes charge-offs against its receivables when such receivables are 360 days past due and no contact has been made with the lessee for 12 months. However, collection efforts continue and the Company recognizes recoveries in future periods when cash is received.
     A summary of the activity in the Company’s allowance for credit losses for the three months ended March 31, 2006 is as follows:

Allowance for credit losses at December 31, 2005		$8,714
Provision for credit losses		1,610
Charge-offs	(4,329)
Recoveries	1,553

Charge-offs, net of recoveries		(2,776)

Allowance for credit losses at March 31, 2006		$7,548

Net Income (Loss) Per Share
     Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income (loss) per common share. All stock options, common stock warrants, and unvested restricted stock were excluded from the computation of diluted net income (loss) per share for the three month period ended March 31, 2005, because their inclusion would have had an antidilutive effect on net income (loss) per share. At March 31, 2005, 1,242,500 options, 638,299 warrants, and 15,000 shares of restricted stock were excluded from the computation of diluted net income (loss) per share. At March 31, 2006, 1,242,500 options, 318,289 warrants, and 10,000 shares of restricted stock were included in the computation of diluted net income per share.

	For Three Months Ended
	March 31,
	2005	2006
Net income (loss)	($2,664)	$764

Shares used in computation:
Weighted average common shares outstanding used in computation of net income (loss) per common share	13,254,838	13,762,979

Dilutive effect of common stock options, warrants and restricted stock	—	142,923

Shares used in computation of net income (loss) per common share – assuming dilution	13,254,838	13,905,902

Net income (loss) per common share — basic	($0.20)	$0.06

Net income (loss) per common share — diluted	($0.20)	$0.05

Stock-Based Employee Compensation
     Effective January 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Under the modified prospective

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
method of adoption, compensation cost was recognized during the three months ended March 31, 2005 and 2006 for stock options. Results for years prior to 2005 have not been restated.
     Under the 1998 Equity Incentive Plan (the “1998 Plan”) which was adopted on July 9, 1998, the Company reserved 4,120,380 shares of common stock for issuance. No options were granted, exercised or canceled during the three months ended March 31, 2006. On February 4, 2004, one non-employee director was granted 25,000 shares of restricted stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized. As of March 31, 2006, 15,000 shares were fully vested, and $47,250 had been amortized from unearned compensation to compensation expense.
     Information relating to stock options at March 31, 2006 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$12.31	359,391	2.91	$—	$12.31	359,391	$—
$13.54	40,609	2.91	—	$13.54	40,609	—
$9.78	350,000	3.91	—	$9.78	350,000	—
$13.10	90,000	4.89	—	$13.10	90,000	—
$6.70	235,000	5.92	—	$6.70	188,000	—
$1.59	167,500	6.66	371	$1.59	137,500	305

	1,242,500	4.41	$371	$9.49	1,165,500	$305

     In March 2005, the Company’s Board of Directors elected to allow for the immediate vesting of all of the President and CEO’s in the money options. This resulted in the acceleration of vesting for 70,000 options with an exercise price of $1.585 and 80,000 options with an exercise price of $0.86. As a result of that acceleration, which was permitted under the terms of the 1998 Plan, the Company recognized additional compensation expense of $566,000 for the three months ended March 31, 2005. In addition, the Company’s Board of Directors elected to allow the cashless exercise of all options exercised during 2005. As a result, all awards made under the 1998 Plan have been classified as share-based liability awards. During the three months ended March 31, 2005 and 2006, the total share based employee compensation cost recognized was $752,000 and $84,000, respectively.
     In accordance with SFAS 123(R), for share-based liability awards, the Company must recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As of March 31, 2006, a minimum of $113,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of one year. In addition, the Company will also recognize any additional incremental compensation cost as it is incurred. For the three months ended March 31, 2005, the Company recognized an additional $20,000 in compensation expense due to the change in the fair value of the share-based liability awards outstanding. For the three months ended March 31, 2006, the Company recognized an additional $8,000 in compensation expense due to the change in the fair value of the share-based liability awards outstanding.
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

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
     There were no options granted during the three months ended March 31, 2005 and 2006, respectively. The fair values as of March 31, 2006, of the remaining unvested options classified as liability instruments per SFAS 123(R) were estimated using the following assumptions:

Original grant date	11/25/2002	2/28/2002	2/20/2001	2/24/2000	2/25/1999	2/25/1999
Exercise price	$1.59	$6.70	$13.10	$9.78	$13.54	$12.31
Expected life (in years)	3.25	3.25	2.75	2.25	1.75	1.75
Annualized volatility	78%	78%	78%	78%	78%	78%
Dividend yield	5.26%	5.26%	5.26%	5.26%	5.26%	5.26%
Risk free rate	4.84%	4.84%	4.84%	4.84%	4.84%	4.84%
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
Debt
     Borrowings outstanding under the credit facility and long-term debt agreements are as follows:

	Interest	December 31,	March 31,
	Rate	2005	2006
Revolving credit facility	prime + 1.5%	$161	$201
Subordinated notes	8.0%-12.0%	2,602	802

		$2,763	$1,003

     On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans or at the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts into a Prime Rate Loan. The prime rates at December 31, 2005 and March 31, 2006 were 7.25% and 7.75%, respectively. The 90-day LIBOR rate at December 31, 2005 and March 31, 2006 were 4.53% and 5.00%, respectively.
Dividends
     During 2005, the Company declared dividends of $.05 per share payable to shareholders of record on each of February 9, 2005, April 29, 2005, July 27, 2005, October 27, 2005 and December 28, 2005, and a special dividend of $0.25 per share payable to stockholders of record on January 31, 2006.
     The Company’s Board of Directors declared a dividend of $0.05 per share on February 23, 2006, payable on April 17, 2006 to holders of record on March 31, 2006. Future dividend payments are subject to ongoing review and evaluation by the Board of Directors. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company’s Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company’s credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of future dividends.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
Commitments and Contingencies
     Please refer to Part II — Other Information, Item 1. Legal Proceedings for information about pending litigation.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     MicroFinancial incurred net losses of $15.7 million, $10.2 million and $1.7 million for the years ended December 31, 2003, 2004 and 2005, respectively. Net losses incurred by the Company during the third and fourth quarters of 2002 caused the Company to be in default under certain debt covenants. In addition, the Company’s credit facility failed to renew and consequently, the Company was forced to suspend substantially all new origination activity in October 2002. Since that time, MicroFinancial has taken certain steps to improve its financial position. In June 2004, MicroFinancial secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note, which enabled the Company to resume contract originations. In conjunction with raising new capital, the Company also formed a new wholly owned operating subsidiary, TimePayment Corp. LLC. On September 29, 2004, MicroFinancial secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the line of credit obtained in June 2004 under more favorable terms including, pricing at prime plus 1.5% or LIBOR plus 4%.
     The Company continues to take steps to reduce overhead, including a reduction in headcount from 103 at December 31, 2004 to 87 at December 31, 2005. During the three months ended March 31, 2006, the employee headcount was reduced to 85 in a continued effort to maintain an infrastructure that is aligned with current business conditions. In April 2006, the employee headcount was reduced by an additional 12. In addition, during 2005, the Company began to actively increase its industry presence with a more focused and targeted sales and marketing effort. The Company continues to invest capital to build an infrastructure to support new sales and marketing initiatives, and has brought in new sales and marketing management to spearhead the effort.
Three months ended March 31, 2006 as compared to the three months ended March 31, 2005
Results of Operations
     Revenue

	For the Three Months Ended
	March 31,
	2005	Change	2006
	(Dollars in thousands)
Income on financing leases and loans	$1,508	(55.4)%	$672
Rental income	6,429	(11.0)%	5,721
Income on service contracts	1,088	(49.0)%	555
Service fees and other	1,836	7.2%	1,969

Total revenues	$10,861	(17.9)%	$8,917

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
     Total revenues for the three months ended March 31, 2006 were $8.9 million, a decrease of $1.9 million, or 17.9%, from the three months ended March 31, 2005. The decrease was due to a decrease of $836,000, or 55.4%, in income on financing leases and loans; a decrease of $708,000 or 11.0% in rental income; and a decrease of $533,000, or 49.0%, in income on service contracts offset by an increase of $133,000, or 7.2%, in service fees and other income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts outstanding during the period. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002, as a result of its lenders not renewing the revolving credit facility on September 30, 2002. Revenues are expected to continue to decline until such time as new originations begin to outpace the rate of attrition of contracts in the existing portfolio.

     Selling, General and Administrative

	For the Three Months Ended
		March 31,
	2005	Change	2006
	(Dollars in thousands)
Selling, general and administrative	$6,348	(33.7)%	$4,207
As a percent of revenue	58.4%		47.2%
     The Company’s selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company’s portfolio of leases and rental contracts. SG&A expenses decreased by $2.1 million, or 33.7%, for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The decrease was primarily driven by reductions in collection expense of $818,000, personnel-related expenses of $733,000, insurance expense of $131,000, legal and professional fees of $168,000, and a reduction of $102,000 in rent. The expense reductions were achieved as management continues to align the Company’s infrastructure with current business conditions and as a result of the decrease in the overall portfolio of leases, rentals and service contracts outstanding during the period. The decrease in personnel-related expenses was primarily due to a decrease of $668,000 in stock-based compensation expense recognized under SFAS 123(R) and savings achieved through lower employee benefit costs.
     Provision for Credit Losses

	For the Three Months Ended
	March 31,
	2005	Change	2006
	(Dollars in thousands)
Provision for credit losses	$5,810	(72.3)%	$1,610
As a percent of revenue	53.5%		18.1%
     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company’s provision for credit losses decreased by $4.2 million, or 72.3%, for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The provision was based on the Company’s historical policy of providing a provision for credit losses based upon dealer funding and revenue recognized in the period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans.
     Depreciation and Amortization

	For the Three Months Ended
	March 31,
	2005	Change	2006
	(Dollars in thousands)
Depreciation — fixed assets	$118	(51.7)%	$57
Depreciation and amortization — rentals	1,429	(7.8)%	1,317
Depreciation and amortization — contracts	937	(58.3)%	391

Total depreciation and amortization	2,484	(28.9)%	1,765

As a percent of revenue	22.9%		19.8%
     Depreciation and amortization expense consists of the depreciation taken against fixed assets and rental equipment, and the amortization of the Company’s investment in service contracts. Fixed assets are recorded at cost and depreciated over the expected useful lives of the assets. The Company’s accounting policy for recording and depreciating rental equipment under operating leases depends upon the source of the rental contract. Certain rental contracts are originated as a result of the renewal provisions of the lease agreement whereby at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. These contracts are recorded at their residual value and depreciated over a term of 12 months. This term represents our estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed as an impairment charge.
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
     Depreciation on rental contracts decreased by $112,000 or 7.8%, and amortization of service contracts decreased by $546,000 or 58.3% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The decreases in depreciation and amortization are due to the decrease in the overall size of the Company’s portfolio of rentals and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment decreased by $61,000 or 51.7% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.
     Interest Expense

	For the Three Months Ended
		March 31,
	2005	Change	2006
	(Dollars in thousands)
Interest	$205	(60.5)%	$81
As a percent of revenue	1.9%		0.9%
     The Company pays interest primarily on borrowings under the senior credit facility and on its subordinated notes payable. Interest expense decreased by $124,000, or 60.5%, for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This decrease resulted primarily from the Company’s decreased level of borrowings. At March 31, 2006, the Company had total debt of $1.0 million consisting of notes payable of $201,000 and subordinated notes payable of $802,000, compared to total debt of $4.7 million consisting of notes payable of $79,000 and subordinated notes payable of $4.6 million ($5.2 million net of a discount of $524,000) at March 31, 2005.
     Provision (Benefit) for Income Taxes

	For the Three Months Ended
	March 31,
	2005	2006
	(Dollars in thousands)
Provision (benefit) for income taxes	($1,322)	$490
As a percent of revenue	(12.2)%	5.5%
As a percent of income (loss) before taxes	(33.2)%	39.1%
     The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, whether a valuation allowance is deemed necessary. Provision (benefit) for income taxes increased by $1.8 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This increase resulted primarily from the Company returning to a taxable position as well as a change in the Company’s estimated effective tax rate from a benefit of 33.2% for the three months ended March 31, 2005 to a provision of 39.1% for the three months ended March 31, 2006. The change in the effective tax rate is primarily due to non-deductible compensation expense recognized in 2005 as a result of the acceleration of certain options held by the Company’s Chief Executive Officer. Under the Internal Revenue Service Code, deductions for individual compensation in excess of $1.0 million which is not performance based is disallowed for publicly traded companies.
     Other Operating Data
     Dealer funding was $2.9 million, for the three months ended March 31, 2006, an increase of $1.9 million or 181.0%, compared to the three months ended March 31, 2005. The Company was forced to suspend virtually all originations from October 2002 until June 2004 when the Company was able to secure a limited amount of new financing. During the third quarter of 2004, the Company focused its efforts on securing a larger, lower price line of credit and restarting its origination business with a few select vendors. The Company continues to concentrate on its business development efforts, which include increasing the size of the vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts decreased from $37.7 million at December 31, 2005 to $33.7 million at March 31, 2006. Net cash provided by operating activities decreased by $2.4 million, or 23.4%, to $7.7 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
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
     Revenue Recognition
     The Company’s lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended if, in the opinion of management, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. At the end of the lease term, the lessee has the option to buy the equipment at its fair market value, return the equipment or continue to rent the equipment on a month-to-month basis. If the lessee continues to rent the equipment, the Company records an investment in the rental contract at its estimated residual value. Rental revenue and depreciation are recognized based on the methodology described below. Other revenues such as loss and damage waiver fees, and service fees relating to the leases, contracts and loans are recognized as they are earned.
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
     Income Taxes
     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. In addition, the calculation of the Company’s tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. Differences between the basis of assets and liabilities result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability. To the extent management believes recovery is more likely than not, no valuation allowance is deemed necessary.
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
Exposure to Credit Losses
     The following table sets forth certain information with respect to delinquent leases, service contracts and loans. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases, service contracts, and loans in the Company’s portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

(dollars in thousands)	December 31, 2005		March 31, 2006
Cumulative amounts billed	$220,796		$202,409

31-60 days past due	$991	0.4%	$931	0.5%
61-90 days past due	997	0.5%	899	0.4%
Over 90 days past due	16,101	7.3%	13,412	6.6%

Total past due	$18,089	8.2%	$15,242	7.5%

     Alternatively, the amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts, and service contracts in the Company’s portfolio. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

(dollars in thousands)	December 31, 2005		March 31, 2006
Current	$8,486	29.1%	$10,276	36.9%
31-60 days past due	637	2.2%	599	2.1%
61-90 days past due	601	2.1%	521	1.9%
Over 90 days past due	19,415	66.6%	16,434	59.1%

Gross receivables due in installments	$29,139	100.0%	$27,830	100.0%

Liquidity and Capital Resources
     General
     The Company’s lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new leases originations. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, its on-balance sheet securitizations, the issuance of subordinated debt and an initial public offering completed in February 1999. The Company will continue to require significant additional capital to maintain and expand its volume of leases, and contracts funded, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, the Company expects to finance the business utilizing its cash on hand and its line of credit. Additionally, the Company’s uses of cash include the payment of interest and principal under its credit facilities, payment of selling, general and administrative expenses, income taxes and capital expenditures.
     For the three months ended March 31, 2006 and 2005, the Company’s primary source of liquidity was cash provided by operating activities. The Company generated cash flow from operations of $7.7 million for the three months ended March 31, 2006 and $10.0 million for the three months ended March 31, 2005. At March 31, 2006, the Company had approximately $1.0 million outstanding under its revolving credit facility and its subordinated notes payable and had available borrowing capacity of approximately $7.7 million under its revolving credit facility, as described in more detail below.
     The Company used net cash in investing activities of $3.0 million for the three months ended March 31, 2006 and $1.1 million for the three months ended March 31, 2005. Investing activities primarily related to the origination of new leases and contracts and capital expenditures for property and equipment.
     Net cash used in financing activities was $5.9 million for the three months ended March 31, 2006 and $646,000 for the three months ended March 31, 2005. Financing activities primarily consist of the repayment of subordinated notes payable and dividend payments.
     The Company believes that cash flows from its portfolio, cash on hand and available borrowings on its credit facility will be sufficient to support the Company’s operations and lease origination activity for the foreseeable future.
Borrowings
     The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	December 31, 2005		March 31, 2006
						Maximum
	Amounts	Interest	Amounts	Interest	Unused	Facility
(dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$161	8.75%	$201	9.25%	$29,799	$30,000
Subordinated notes payable	2,602	8.0%-12.5%	802	8.0%-12.0%	—	—

	$2,763		$1,003		$29,799	$30,000

(1)	The unused capacity is subject to lease eligibility and the borrowing base formula.
     On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest at Prime plus 1.5% for Prime Rate Loans, or at the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts into a Prime Rate Loan. The prime rates at December 31, 2005, and March 31, 2006 were 7.25% and 7.75% respectively. The 90-day LIBOR rates at December 31, 2005 and March 31, 2006 were 4.53% and 5.00%, respectively. As of March 31, 2006, based on lease eligibility and the borrowing base formula, the Company had approximately $7.7 million in borrowing capacity available on the CIT line of credit.
Financial Covenants
     The Company’s secured revolving line of credit with CIT has financial covenants that it must comply with in order to obtain funding through the facility and to avoid an event of default. As of March 31, 2006 and December 31, 2005, management believes that the Company was in compliance with all covenants in its borrowing relationships.
Contractual Obligations, Commercial Commitments and Contingencies
     Contractual Obligations
     The Company has entered into various agreements, such as long term debt agreements and operating lease agreements that require future payments be made. As of March 31, 2006, payment schedules (in thousands) for outstanding long term debt and minimum lease payments under non-cancelable operating leases follow:

	Revolving
	Credit	Long-Term	Operating
Year Ending December 31,	Facility(1)	Debt	Leases	Total
2006	$201	$802	$178	$1,181
2007	—	—	237	237
2008	—	—	237	237
2009	—	—	237	237
2010	—	—	237	237
Thereafter	—	—	—	—

	$201	$802	$1,126	$2,129

(1)	The Company’s obligation to repay the revolving credit facility in the current year is subject to lease collateral availability and the borrowing base formula. The credit facility expires on September 29, 2007.
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
Note on Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including but not limited to: the Company’s need for financing in order to originate new leases and contracts; the Company’s dependence on point-of-sale authorization systems and expansion into new markets; the Company’s significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; change in regulatory environment; the availability of qualified personnel, the ultimate outcome of the IRS tax audit, and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company’s common stock. Statements relating to past dividend payments or the Company’s current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in the Company’s business, see the risk factors described in the Company’s most recent Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission.

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
     Given the relatively short average life of the Company’s leases, contracts and loans, the Company’s goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the restrictions imposed by the Company’s senior lender on the Company’s ability to prepay its fixed rate debt, the Company is limited in its ability to manage the blend of fixed rate and variable rate interest obligations. As of March 31, 2006, the Company’s outstanding fixed-rate indebtedness under its subordinated debt represented 80.0% of the Company’s total outstanding indebtedness of $1.0 million.
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
ITEM 4. Controls and Procedures
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
     Internal Controls: During the fiscal quarter ended March 31, 2006, no changes were made to the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
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
     A. In October 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. (The action was later amended to include approximately 210 plaintiffs.) The Complaint contains claims for violation of RICO (18 U.S.C. § 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm’s dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the court dismissed the Complaint with leave to file an amended complaint. An Amended Complaint was filed in November 2003. The Company filed a Motion to Dismiss the Amended Complaint, which was denied by the United States District Court in September 2004. The Company has filed an answer to the Amended Complaint denying the Plaintiffs’ allegations and asserting counterclaims. On January 18, 2005, Plaintiffs filed a Second Amended Complaint, which added five individual Plaintiffs and dropped one of Plaintiffs’ claims. The Company has filed an Answer to the Second Amended Complaint, denying the Plaintiffs’ allegations and asserting counterclaims against a majority of the Plaintiffs for breach of contract and unjust enrichment. The case is in the discovery phase. On April 10, 2006, the parties filed a Stipulation of Dismissal, pursuant to which the claims of 134 plaintiffs against all defendants (and the counterclaims of the Company asserted against 111 of those 134 plaintiffs) were dismissed with prejudice. In addition, 21 plaintiffs withdrew their claims for intentional infliction of emotional distress. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
     B. In March 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified is a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserted claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint which was allowed in March 2004. In May 2004, a purported class action on behalf of the same named plaintiffs and asserting the same claims was filed in Cambridge District Court. The Company has filed a Motion to Dismiss the Complaint, which was heard in August 2004, and denied by the District Court. On September 16, 2004, the Company filed an Answer and Counterclaims to the Amended Complaint denying the plaintiffs’ allegations. On March 2, 2005, the plaintiffs filed a motion for leave to file an Amended Complaint which the Court allowed. The Amended Complaint added a claim for usury against the Company. The Company filed an Answer, Affirmative Defenses and Counterclaims to the Amended Complaint denying the plaintiff’s allegations. In April 2006, the parties reached a tentative resolution of this action and are in the process of negotiating the terms and conditions. Any resolution will be subject to court approval. The Company believes that the outcome of these proceedings will not have a material adverse effect.
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
ITEM 1A. Risk Factors
For a discussion of the material risks that the Company faces relating to its business, its financial performance and its industry, as well as other risks that an investor in its common stock may face, see the factors discussed in Part I, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Including Selected Quarterly Financial Data (Unaudited)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The risks described in the Company’s Annual Report on Form 10-K and elsewhere in this report are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect its business, financial condition or operating results.
ITEM 6. Exhibits
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

Date: May 11, 2006