Form 10-Q
period 2006-06-30
MICROFINANCIAL INC
filed 2006-08-11
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 31, 2006, 13,802,851 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2005	2006
ASSETS
Cash and cash equivalents	$32,926	$33,119
Net investment in leases and loans:
Receivables due in installments	29,139	27,947
Estimated residual value	3,865	2,336
Initial direct costs	98	137
Less:
Advance lease payments and deposits	(35)	(38)
Unearned income	(3,658)	(6,088)
Allowance for credit losses	(8,714)	(6,859)

Net investment in leases and loans	20,695	17,435
Investment in service contracts, net	1,626	982
Investment in rental contracts, net	3,025	1,406
Property and equipment, net	719	776
Other assets	1,315	1,078
Deferred income taxes, net	4,882	4,031

Total assets	$65,188	$58,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes payable	$161	$19
Subordinated notes payable	2,602	300
Accounts payable	1,099	660
Dividends payable	4,114	689
Other liabilities	2,094	2,211
Income taxes payable	431	22

Total liabilities	10,501	3,901

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2005 and June 30, 2006	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,713,899 and 13,786,523 shares issued at December 31, 2005 and June 30, 2006, respectively	137	138
Additional paid-in capital	43,839	44,185
Retained earnings	10,711	10,603

Total stockholders’ equity	54,687	54,926

Total liabilities and stockholders’ equity	$65,188	$58,827

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Revenues:
Income on financing leases and loans	$1,103	$724	$2,611	$1,396
Rental income	6,431	5,594	12,861	11,315
Income on service contracts	938	488	2,026	1,043
Loss and damage waiver fees	751	493	1,570	1,044
Service fees and other	947	858	1,963	2,276

Total revenues	10,170	8,157	21,031	17,074

Expenses:
Selling, general and administrative	5,889	3,926	12,238	8,133
Provision for credit losses	1,484	1,627	7,294	3,237
Depreciation and amortization	2,465	1,674	4,949	3,439
Interest	578	31	783	112

Total expenses	10,416	7,258	25,264	14,921

Income (loss) before provision (benefit) for income taxes	(246)	899	(4,233)	2,153
Provision (benefit) for income taxes	(20)	361	(1,342)	851

Net income (loss)	$(226)	$538	$(2,891)	$1,302

Net income (loss) per common share — basic	$(0.02)	$0.04	$(0.22)	$0.09

Net income (loss) per common share — diluted	$(0.02)	$0.04	$(0.22)	$0.09

Weighted-average shares:
Basic	13,584,524	13,786,523	13,420,592	13,774,816

Diluted	13,584,524	13,928,808	13,420,592	13,918,788

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2006
Cash flows from operating activities:
Cash received from customers	$30,661	$21,821
Cash paid to suppliers and employees	(11,679)	(8,159)
Cash received (paid) for income taxes	(23)	(409)
Interest paid	(291)	(94)
Interest received	120	638

Net cash provided by operating activities	18,788	13,797

Cash flows from investing activities:
Investment in lease and rental contracts	(2,529)	(6,117)
Investment in inventory	(5)	—
Investment in direct costs	(18)	(109)
Investment in property and equipment	(103)	(127)

Net cash used in investing activities	(2,655)	(6,353)

Cash flows from financing activities:
Proceeds from secured debt	93	63
Repayment of secured debt	(85)	(205)
Repayment of subordinated debt	(1,000)	(2,302)
Repayment of capital leases	(41)	—
Payment of dividends	(1,329)	(4,807)

Net cash used in financing activities	(2,362)	(7,251)

Net increase (decrease) in cash and cash equivalents	13,771	193
Cash and cash equivalents, beginning of period	9,709	32,926

Cash and cash equivalents, end of period	$23,480	$33,119

(continued on following page)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2006
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)	($2,891)	$1,302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(2,611)	(1,396)
Depreciation and amortization	4,949	3,439
Provision for credit losses	7,294	3,237
Recovery of equipment cost and residual value	12,067	6,543
Stock-based compensation expense	859	135
Non-cash interest expense (amortization of debt discount)	492	22
Change in assets and liabilities:
Current taxes payable	(23)	(409)
Deferred income taxes	(1,342)	851
Other assets	488	216
Accounts payable	(575)	(438)
Other liabilities	81	295

Net cash provided by operating activities	$18,788	$13,797

Supplemental disclosure of non-cash activities:
Fair market value of stock issued	$—	$199
Warrants exercised by cancellation of debt	779	—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
A. Nature of Business
     MicroFinancial Incorporated (the “Company”) operates primarily through its wholly-owned subsidiaries, Leasecomm Corporation and TimePayment Corp. LLC. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services in amounts generally ranging from $500 to $15,000 with an average lease term of 44 months. Leasecomm historically financed contracts with an average amount financed of approximately $1,900, while the average amount financed by TimePayment is approximately $6,900. The Company primarily sources its originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. The Company funds its operations through cash provided by operating activities, borrowings under its credit facilities and the issuance of subordinated debt.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.
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
     The Company has adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for “microticket” transactions. Management reviews, on a static pool basis, the collection experience on various months’ originations. In addition, management reviews, on a static pool basis, the recoveries made on accounts written off. The results of these static pool analyses reflect the Company’s actual collection experience given the fact that the Company obtains additional recourse in many instances in the form of personal guaranties from the borrowers, as well as, in some instances, limited recourse from the dealer. In addition, management considers current delinquency statistics, current economic conditions, and other relevant factors. The

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
combination of historical experience and the review of current factors provide the basis for the analysis to determine the adequacy of the allowance. The Company takes charge-offs against its receivables when such receivables are 360 days past due and no contact has been made with the lessee for 12 months. However, collection efforts continue and the Company recognizes recoveries in future periods when cash is received.
     A summary of the activity in the Company’s allowance for credit losses for the six months ended June 30, 2006 is as follows:

Allowance for credit losses at December 31, 2005		$8,714
Provision for credit losses		3,237
Charge-offs	(8,193)
Recoveries	3,101

Charge-offs, net of recoveries		(5,092)

Allowance for credit losses at June 30, 2006		$6,859

Net Income (Loss) Per Share
     Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income (loss) per common share. All stock options, common stock warrants, and unvested restricted stock were excluded from the computation of diluted net income (loss) per share for the three and six month periods ended June 30, 2005, because their inclusion would have had an antidilutive effect on net income (loss) per share. At June 30, 2005, 1,242,500 options, 335,957 warrants and 13,750 shares of restricted stock were excluded from the computation of diluted net income (loss) per share. At June 30, 2006, 1,242,500 options, 318,289 warrants, and 8,750 shares of restricted stock were included in the computation of diluted net income per share.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net income (loss)	($226)	$538	($2,891)	$1,302

Shares used in computation:
Weighted average common shares outstanding used in computation of net income (loss) per common share	13,584,524	13,786,523	13,420,592	13,774,816

Dilutive effect of common stock options, warrants and restricted stock	—	142,285	—	143,972

Shares used in computation of net income (loss) per common share — assuming dilution	13,584,524	13,928,808	13,420,592	13,918,788

Net income (loss) per common share — basic	($0.02)	$0.04	($0.22)	$0.09

Net income (loss) per common share — diluted	($0.02)	$0.04	($0.22)	$0.09

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
Stock-Based Employee Compensation
     Effective January 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Under the modified prospective method of adoption, compensation cost was recognized during the three and six months ended June 30, 2005 and 2006 for stock options. Results for years prior to 2005 have not been restated.
     Under the 1998 Equity Incentive Plan (the “1998 Plan”) which was adopted on July 9, 1998, the Company reserved 4,120,380 shares of common stock for issuance. No options were granted, exercised or canceled during the six months ended June 30, 2006. On February 4, 2004, one non-employee director was granted 25,000 shares of restricted stock. The restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized. As of June 30, 2006, 16,250 shares were fully vested, and $51,188 had been amortized from unearned compensation to compensation expense.
     Information relating to stock options at June 30, 2006 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$12.31	359,391	2.66	$—	$12.31	359,391	$—
$13.54	40,609	2.66	—	$13.54	40,609	—
$9.78	350,000	3.66	—	$9.78	350,000	—
$13.10	90,000	4.65	—	$13.10	90,000	—
$6.70	235,000	5.67	—	$6.70	188,000	—
$1.59	167,500	6.41	312	$1.59	147,500	275

	1,242,500	4.16	$312	$9.42	1,175,500	$275

     In March 2005, the Company’s Board of Directors elected to allow for the immediate vesting of all of the President and CEO’s in the money options. This resulted in the acceleration of vesting for 70,000 options with an exercise price of $1.585 and 80,000 options with an exercise price of $0.86. As a result of that acceleration, the Company recognized additional compensation expense of $566,000 for the six months ended June 30, 2005. In addition, the Company’s Board of Directors elected to allow the cashless exercise of all options exercised during 2005. As a result, all awards made under the 1998 Plan have been classified as share-based liability awards. During the three months ended June 30, 2005 and 2006, the total share based employee compensation cost recognized was $107,000 and $51,000, respectively. During the six months ended June 30, 2005 and 2006, the total share-based employee compensation cost recognized was $859,000 and $135,000, respectively.
     In accordance with SFAS 123(R), for share-based liability awards, the Company must recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As of June 30, 2006, a minimum of $62,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of one year. In addition, the Company will also recognize any additional incremental compensation cost as it is incurred. For the three and six month periods ended June 30, 2005, the Company recognized $21,000 and $41,000, respectively, in compensation expense due to the change in the fair value of the share-based liability awards outstanding. For the three and six month periods ended June 30, 2006, the Company recognized $(7,000) and $1,000, respectively, in compensation expense due to the change in the fair value of the share-based liability awards outstanding.
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
     There were no options granted during the three and six month periods ended June 30, 2005 and 2006, respectively. The fair values as of June 30, 2006, of the remaining unvested options classified as liability instruments per SFAS 123(R) were estimated using the following assumptions:

Original grant date	11/25/2002	2/28/2002	2/20/2001	2/24/2000	2/25/1999	2/25/1999
Exercise price	$1.59	$6.70	$13.10	$9.78	$13.54	$12.31
Expected life (in years)	3.00	3.00	2.50	2.00	1.50	1.50
Annualized volatility	77%	77%	77%	77%	77%	77%
Dividend yield	5.80%	5.80%	5.80%	5.80%	5.80%	5.80%
Risk free rate	5.16%	5.16%	5.16%	5.16%	5.16%	5.16%
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
C. Notes Payable and Subordinated Debt
     Borrowings outstanding under the credit facility and long-term debt agreements are as follows:

	Interest	December 31,	June 30,
	Rate	2005	2006
Revolving credit facility	prime + 1.5%	$161	$19
Subordinated notes	8.0%-12.0%	2,602	300

		$2,763	$319

     On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest based at Prime plus 1.5% for Prime Rate Loans or at the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts into a Prime Rate Loan. The prime rates at December 31, 2005 and June 30, 2006 were 7.25% and 8.25%, respectively. The 90-day LIBOR rates at December 31, 2005 and June 30, 2006 were 4.53% and 5.59%, respectively.
D. Commitments and Contingencies
     For information about pending litigation, please refer to Part II — Other Information, Item 1. Legal Proceedings.
     The Company is currently undergoing an audit of its 1997 through 2003 tax years. As part of the audit, the Internal Revenue Service Agent has proposed several adjustments to the annual tax returns, which if final, would require the Company to pay the IRS an amount between $8.0 and $10.0 million. Such payments would be offset by an adjustment to the deferred tax asset such that the amount would likely be recoverable in future periods. The Company believes that its tax positions have been appropriate and is vigorously defending its position. The Company filed a formal protest under the appeals process challenging these adjustments. The protest has resulted in two meetings with an Internal Revenue Service Appeals Officer. The Appeals Officer is currently preparing a report for submission to the Joint Committee on Taxation who will render a decision on this matter. The Company can

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
give no assurance that it will be successful in this appeal; however, it does not believe the outcome will have a material adverse effect on the Company’s results of operations or financial position.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including but not limited to: the Company’s need for financing in order to originate new leases and contracts; the Company’s dependence on point-of-sale authorization systems and expansion into new markets; the Company’s significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; change in regulatory environment; the availability of qualified personnel, the ultimate outcome of the IRS tax audit, and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company’s common stock. Statements relating to past dividend payments or the Company’s current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in the Company’s business, see the risk factors included in the Company’s most recent Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission.
Overview
     MicroFinancial incurred net losses of $15.7 million, $10.2 million and $1.7 million for the years ended December 31, 2003, 2004 and 2005, respectively. Net losses incurred by the Company during the third and fourth quarters of 2002 caused the Company to be in default under certain debt covenants. In addition, the Company’s credit facility failed to renew and consequently, the Company was forced to suspend substantially all new origination activity in October 2002. Since that time, MicroFinancial has taken certain steps to improve its financial position. In June 2004, MicroFinancial secured a $10.0 million credit facility, comprised of a one-year $8.0 million line of credit and a $2.0 million three-year subordinated note, which enabled the Company to resume contract originations. In conjunction with raising new capital, the Company also formed a new wholly owned operating subsidiary, TimePayment Corp. LLC. In September 2004, MicroFinancial secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the line of credit obtained in June 2004 under more favorable terms including, pricing at prime plus 1.5% or LIBOR plus 4%.
     The Company continues to take steps to reduce overhead, including a reduction in headcount from 103 at December 31, 2004 to 87 at December 31, 2005. During the six months ended June 30, 2006, the employee headcount was reduced to 71 in a continued effort to maintain an infrastructure that is aligned with current business conditions. In addition, during 2005, the Company began to actively increase its industry presence with a more focused and targeted sales and marketing effort. The Company continues to invest capital to build an infrastructure to support new sales and marketing initiatives, and has brought in experienced sales and marketing management to spearhead the effort.

Critical Accounting Policies
     The Company’s significant accounting policies are more fully described in Note B to the condensed consolidated financial statements included in this Quarterly Report and in Note B to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of the Company’s consolidated financial position and results of operations. These policies require the application of significant judgment by management and as a result, are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. The Company bases its estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information obtained from dealers and other sources, and on various other assumptions that the Company believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The Company’s critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in the Company’s Annual Report on Form 10-K. Management has reviewed and determined that those policies remain our critical accounting policies and did not make any changes in those policies during the six months ended June 30, 2006.
Results of Operations — Three months ended June 30, 2006 as compared to the three months ended June 30, 2005
     Revenue

	For the Three Months Ended
	June 30,
	2005	Change	2006
	(Dollars in thousands)
Income on financing leases and loans	$1,103	(34.4)%	$724
Rental income	6,431	(13.0)%	5,594
Income on service contracts	938	(48.0)%	488
Service fees and other	1,698	(20.4)%	1,351

Total revenues	$10,170	(19.8)%	$8,157
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
     Total revenues for the three months ended June 30, 2006 were $8.2 million, a decrease of $2.0 million, or 19.8%, from the three months ended June 30, 2005. The decrease was due to a decrease of $379,000, or 34.4%, in income on financing leases and loans; a decrease of $837,000 or 13.0% in rental income; and a decrease of $450,000, or 48.0%, in income on service contracts and a decrease of $347,000, or 20.4%, in service fees and other income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts outstanding during the period. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002, as a result of its lenders not renewing the revolving credit facility on September 30, 2002. Revenues will continue to decline until such time as new originations outpace the rate of attrition of contracts in the existing portfolio.

     Selling, General and Administrative

	For the Three Months Ended
	June 30,
	2005	Change	2006
	(Dollars in thousands)
Selling, general and administrative	$5,889	(33.3)%	$3,926
As a percent of revenue	57.9%		48.1%
     The Company’s selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company’s portfolio of leases and rental contracts. SG&A expenses decreased by $2.0 million, or 33.3%, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The decrease was primarily driven by reductions in collection expense of $432,000, personnel-related expenses of $688,000, insurance expense of $85,000, legal and professional fees of $324,000, and a reduction of $97,000 in rent. The expense reductions were achieved as management continues to align the Company’s infrastructure with current business conditions and as a result of the decrease in the overall portfolio of leases, rentals and service contracts outstanding during the period. The decrease in personnel-related expenses was primarily due to a decrease in the headcount and savings achieved through lower employee benefit costs.
     Provision for Credit Losses

	For the Three Months Ended
	June 30,
	2005	Change	2006
	(Dollars in thousands)
Provision for credit losses	$1,484	9.6%	$1,627
As a percent of revenue	14.6%		19.9%
     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company’s provision for credit losses increased by $143,000, or 9.6%, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The provision was based on the Company’s historical policy of providing a provision for credit losses based upon dealer funding and revenue recognized in the period, as well as taking into account current and historical experience and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans. Dealer funding was $3.2 million for the three months ended June 30, 2006 compared to $1.5 million for the three months ended June 30, 2005.
     Depreciation and Amortization

	For the Three Months Ended
	June 30,
	2005	Change	2006
	(Dollars in thousands)
Depreciation — fixed assets	$95	(49.5)%	$48
Depreciation and amortization — rentals	1,533	(10.6)%	1,370
Depreciation and amortization — contracts	837	(69.4)%	256

Total depreciation and amortization	2,465	(32.1)%	1,674
As a percent of revenue	24.2%		20.5%
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
     Depreciation on rental contracts decreased by $163,000 or 10.6%, and amortization of service contracts decreased by $581,000 or 69.4% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The decreases in depreciation and amortization are due to the decrease in the overall size of the Company’s portfolio of rentals and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment decreased by $47,000 or 49.5% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.
     Interest Expense

	For the Three Months Ended
	June 30,
	2005	Change	2006
	(Dollars in thousands)
Interest	$578	(94.6)%	$31
As a percent of revenue	5.7%		0.4%
     The Company pays interest primarily on borrowings under the senior credit facility and on its subordinated notes payable. Interest expense decreased by $547,000, or 94.6%, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. This decrease resulted primarily from the Company’s decreased level of borrowings. At June 30, 2006, the Company had total debt of $319,000 consisting of notes payable of $19,000 and subordinated notes payable of $300,000, compared to total debt of $3.3 million consisting of notes payable of $42,000 and subordinated notes payable of $3.3 million ($3.4 million net of a discount of $92,000) at June 30, 2005.
     Provision (Benefit) for Income Taxes

	For the Three Months Ended
	June 30,
	2005	2006
	(Dollars in thousands)
Provision (benefit) for income taxes	($20)	$361
As a percent of revenue	(0.2)%	4.4%
As a percent of income (loss) before taxes	(8.1)%	40.2%
     The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, whether a valuation allowance is deemed necessary. Provision (benefit) for income taxes increased by $381,000 for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. This increase resulted primarily from the Company returning to a taxable position as well as a change in the Company’s estimated effective tax rate from a benefit of 8.1% for the three months ended June 30, 2005 to a provision of 40.2% for the three months ended June 30, 2006. The change in the effective tax rate is primarily due to non-deductible compensation expense recognized in 2005 as a result of the acceleration of certain options held by the Company’s Chief Executive Officer. Under the Internal Revenue Service Code, deductions for individual compensation in excess of $1.0 million which is not performance based is disallowed for publicly traded companies.
     Other Operating Data
     Dealer funding was $3.2 million for the three months ended June 30, 2006, an increase of $1.7 million or 114.5%, compared to the three months ended June 30, 2005. The Company continues to concentrate on its business development efforts, which include increasing the size of the vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts decreased from $33.7 million at March 31, 2006 to $32.7 million at June 30, 2006. Net cash provided by operating activities decreased by $2.6 million, or 30.2%, to $6.1 million during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
Results of Operations — Six months ended June 30, 2006 as compared to the six months ended June 30, 2005
     Revenue

	For the Six Months Ended
	June 30,
	2005	Change	2006
	(Dollars in thousands)
Income on financing leases and loans	$2,611	(46.5)%	$1,396
Rental income	12,861	(12.0)%	11,315
Income on service contracts	2,026	(48.5)%	1,043
Service fees and other	3,533	(6.0)%	3,320

Total revenues	$21,031	(18.8)%	$17,074
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
     Total revenues for the six months ended June 30, 2006 were $17.1 million, a decrease of $4.0 million, or 18.8%, from the six months ended June 30, 2005. The decrease was due to a decrease of $1.2 million, or 46.5%, in income on financing leases and loans; a decrease of $1.5 million or 12.0% in rental income; and a decrease of $983,000, or 48.5%, in income on service contracts and a decrease of $213,000, or 6.0%, in service fees and other income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts outstanding during the period. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002, as a result of its lenders not renewing the revolving credit facility on September 30, 2002. Revenues will continue to decline until such time as new originations outpace the rate of attrition of contracts in the existing portfolio.

     Selling, General and Administrative

	For the Six Months Ended
	June 30,
	2005	Change	2006
	(Dollars in thousands)
Selling, general and administrative	$12,238	(33.5)%	$8,133
As a percent of revenue	58.2%		47.6%
     The Company’s selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company’s portfolio of leases and rental contracts. SG&A expenses decreased by $4.1 million, or 33.5%, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The decrease was primarily driven by reductions in collection expense of $1.3 million, personnel-related expenses of $1.4 million, insurance expense of $216,000, legal and professional fees of $492,000, and a reduction of $199,000 in rent. The expense reductions were achieved as management continues to align the Company’s infrastructure with current business conditions and as a result of the decrease in the overall portfolio of leases, rentals and service contracts outstanding during the period. The decrease in personnel-related expenses was primarily due to a decrease of $724,000 in stock-based compensation expense recognized under SFAS 123(R) and savings achieved through lower employee benefit costs.
     Provision for Credit Losses

	For the Six Months Ended
	June 30,
	2005	Change	2006
	(Dollars in thousands)
Provision for credit losses	$7,294	(55.6)%	$3,237
As a percent of revenue	34.7%		19.0%
     The Company maintains an allowance for credit losses on its investment in leases, service contracts, rental contracts and loans at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company’s provision for credit losses decreased by $4.1 million, or 55.6%, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The provision was based on the Company’s historical policy of providing a provision for credit losses based upon dealer funding and revenue recognized in the period, as well as taking into account current and historical experience and the relationship of the allowance to the net investment in leases, service contracts, rental contracts and loans. Dealer funding was $6.1 million for the six months ended June 30, 2006 compared to $2.5 million for the six months ended June 30, 2005.
     Depreciation and Amortization

	For the Six Months Ended
	June 30,
	2005	Change	2006
	(Dollars in thousands)
Depreciation — fixed assets	$213	(50.7)%	$105
Depreciation and amortization — rentals	2,962	(9.3)%	2,687
Depreciation and amortization — contracts	1,774	(63.5)%	647

Total depreciation and amortization	4,949	(30.5)%	3,439
As a percent of revenue	23.5%		20.1%
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
     Depreciation on rental contracts decreased by $275,000 or 9.3%, and amortization of service contracts decreased by $1.1 million or 63.5% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The decreases in depreciation and amortization are due to the decrease in the overall size of the Company’s portfolio of rentals and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment decreased by $108,000 or 50.7% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.
     Interest Expense

	For the Six Months Ended
	June 30,
	2005	Change	2006
	(Dollars in thousands)
Interest	$783	(85.7)%	$112
As a percent of revenue	3.7%		0.7%
     The Company pays interest primarily on borrowings under the senior credit facility and on its subordinated notes payable. Interest expense decreased by $671,000, or 85.7%, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. This decrease resulted primarily from the Company’s decreased level of borrowings. At June 30, 2006, the Company had total debt of $319,000 consisting of notes payable of $19,000 and subordinated notes payable of $300,000, compared to total debt of $3.3 million consisting of notes payable of $42,000 and subordinated notes payable of $3.3 million ($3.4 million net of a discount of $92,000) at June 30, 2005.
     Provision (Benefit) for Income Taxes

	For the Six Months Ended
	June 30,
	2005	2006
	(Dollars in thousands)
Provision (benefit) for income taxes	($1,342)	$851
As a percent of revenue	(6.4)%	5.0%
As a percent of income (loss) before taxes	(31.7)%	39.5%
     The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, whether a valuation allowance is deemed necessary. Provision (benefit) for income taxes increased by $2.2 million for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. This increase resulted primarily from the Company returning to a taxable position as well as a change in the Company’s estimated effective tax rate from a benefit of 31.7% for the six months ended June 30, 2005 to a provision of 39.5% for the six months ended June 30, 2006. The change in the effective tax rate is primarily due to non-deductible compensation expense recognized in 2005 as a result of the acceleration of certain options held by the Company’s Chief Executive Officer. Under the Internal Revenue Service Code, deductions for individual compensation in excess of $1.0 million which is not performance based is disallowed for publicly traded companies.
     Other Operating Data
     Dealer funding was $6.1 million for the six months ended June 30, 2006, an increase of $3.6 million or 141.8%, compared to the six months ended June 30, 2005. The Company continues to concentrate on its business development efforts, which include increasing the size of the vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts decreased from $37.7 million at December 31, 2005 to $32.7 million at June 30, 2006. Net cash provided by operating activities decreased by $5.0 million, or 26.6%, to $13.8 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
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

(dollars in thousands)	December 31, 2005		June 30, 2006
Cumulative amounts billed	$220,796		$187,394
31—60 days past due	$991	0.4%	$774	0.4%
61—90 days past due	997	0.5%	757	0.4%
Over 90 days past due	16,101	7.3%	11,583	6.2%

Total past due	$18,089	8.2%	$13,114	7.0%

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

(dollars in thousands)	December 31, 2005		June 30, 2006
Current	$8,486	29.1%	$12,414	44.4%
31—60 days past due	637	2.2%	760	2.7%
61—90 days past due	601	2.1%	607	2.2%
Over 90 days past due	19,415	66.6%	14,166	50.7%

Gross receivables due in installments	$29,139	100.0%	$27,947	100.0%

Liquidity and Capital Resources
     General
     The Company’s lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new lease originations. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, its on-balance sheet securitizations, the issuance of subordinated debt and an initial public offering completed in February 1999. The Company will continue to require significant additional capital to maintain and expand its volume of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, the Company expects to finance the business utilizing its cash on hand and its line of credit. Additionally, the Company’s uses of cash include the payment of interest and principal under its credit facilities, payment of selling, general and administrative expenses, income taxes and capital expenditures.
     For the six months ended June 30, 2006 and 2005, the Company’s primary source of liquidity was cash provided by operating activities. The Company generated cash flow from operations of $13.8 million for the six months ended June 30, 2006 and $18.8 million for the six months ended June 30, 2005. At June 30, 2006, the Company had approximately $319,000 outstanding under its revolving credit facility and its subordinated notes payable and had available borrowing capacity of approximately $9.5 million under its revolving credit facility, as described in more detail below.
     The Company used net cash in investing activities of $6.4 million for the six months ended June 30, 2006 and $2.7 million for the six months ended March 31, 2005. Investing activities primarily related to the origination of new leases and contracts and capital expenditures for property and equipment.
     Net cash used in financing activities was $7.3 million for the six months ended June 30, 2006 and $2.4 million for the six months ended June 30, 2005. Financing activities primarily consist of the repayment of subordinated notes payable and dividend payments.
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
Borrowings
     The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	December 31, 2005		June 30, 2006
						Maximum
	Amounts	Interest	Amounts	Interest	Unused	Facility
(dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$161	8.75%	$19	9.75%	$29,981	$30,000
Subordinated notes payable	2,602	8.0%—12.5%	300	12.0%	—	—

	$2,763		$319		$29,981	$30,000

(1)	The unused capacity is subject to lease eligibility and the borrowing base formula.
     On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest at Prime plus 1.5% for Prime Rate Loans or at the London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts into a Prime Rate Loan. The prime rates at December 31, 2005, and June 30, 2006 were 7.25% and 8.25% respectively. The 90-day LIBOR rates at December 31, 2005 and June 30, 2006 were 4.53% and 5.59%, respectively. As of June 30, 2006, based on lease eligibility and the borrowing base formula, the Company had approximately $9.5 million in borrowing capacity available on the CIT line of credit.
     The Company’s secured revolving line of credit with CIT has financial covenants that it must comply with in order to obtain funding through the facility and to avoid an event of default. As of June 30, 2006 and December 31, 2005, management believes that the Company was in compliance with all covenants in its borrowing relationships.
Dividends
     During 2005, the Company declared dividends of $.05 per share payable to shareholders of record on each of February 9, 2005, April 29, 2005, July 27, 2005, October 27, 2005 and December 28, 2005, and a special dividend of $0.25 per share payable to stockholders of record on January 31, 2006.
     During 2006, the Company declared a dividend of $0.05 per share payable to shareholders of record on March 31, 2006 and a dividend of $0.05 per share payable on July 17, 2006 to shareholders of record on June 30, 2006. Future dividend payments are subject to ongoing review and evaluation by the Board of Directors. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Company’s Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company’s credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of future dividends.
Contractual Obligations, Commercial Commitments and Contingencies
     Contractual Obligations
     The Company has entered into various agreements, such as long term debt agreements and operating lease agreements that require future payments. As of June 30, 2006, payment schedules (in thousands) for outstanding long term debt and minimum lease payments under non-cancelable operating leases are as follows:

	Revolving
	Credit	Long-Term	Operating
Year Ending December 31,	Facility(1)	Debt	Leases	Total
2006	$19	$300	$119	$438
2007	—	—	237	237
2008	—	—	237	237
2009	—	—	237	237
2010	—	—	237	237
Thereafter	—	—	—	—

	$19	$300	$1,067	$1,386

(1)	The Company’s obligation to repay the revolving credit facility in the current year is subject to lease collateral availability and the borrowing base formula. The credit facility expires on September 29, 2007.
     Commitments
     The Company accepts lease applications on a daily basis and as a result has a pipeline of applications that have been approved, where a lease has not yet been originated. The Company’s commitment to lend, however, does not become binding until all of the steps in the lease origination process have been completed, including but not limited to, the receipt of a complete and accurate lease document and all required supporting information and successful verification with the lessee. Since the Company funds on the same day a lease is successfully verified, at any given time, the Company has no firm outstanding commitments to lend.
     Contingencies
     The Company is currently undergoing an audit of its 1997 through 2003 tax years. As part of the audit, the Internal Revenue Service Agent has proposed several adjustments to the annual tax returns, which if final, would require the Company to pay the IRS an amount between $8.0 and $10.0 million. Such payments would be offset by an adjustment to the deferred tax asset such that the amount would likely be recoverable in future periods. The Company believes that its tax positions have been appropriate and is vigorously defending its position. The Company filed a formal protest under the appeals process challenging these adjustments. The protest has resulted in two meetings with an Internal Revenue Service Appeals Officer. The Appeals Officer is currently preparing a report for submission to the Joint Committee on Taxation who will render a decision on this matter. The Company can give no assurance that it will be successful in this appeal; however, it does not believe the outcome will have a material adverse effect on the Company’s results of operations or financial position.

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
     The implicit yield to the Company on all of its leases, contracts and loans is on a fixed interest rate basis as the leases, contracts and loans have scheduled payments that are fixed at the time of origination. When the Company originates or acquires leases, contracts, and loans it bases its pricing in part on the spread it expects to achieve between the implicit yield to the Company on each lease and the effective interest cost it will pay when it finances such leases, contracts and loans through its credit facility. Increases in interest rates during the term of a lease, contract or loan could narrow or eliminate the spread, or result in a negative spread. The Company has adopted a policy designed to protect itself against interest rate volatility during the term of each lease, contract or loan.
     Given the relatively short average life of the Company’s leases, contracts and loans, the Company’s goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the restrictions imposed by the Company’s senior lender on the Company’s ability to prepay its fixed rate debt, the Company is limited in its ability to manage the blend of fixed rate and variable rate interest obligations. As of June 30, 2006, the Company’s outstanding fixed-rate indebtedness under its subordinated debt represented 94.0% of the Company’s total outstanding indebtedness of $319,000.
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
     Internal Controls: During the fiscal quarter ended June 30, 2006, no changes were made to the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     A. In October 2002, the Company was served with a Complaint in an action in the United States District Court for the Southern District of New York filed by approximately 170 present and former lessees asserting individual claims. (The action was later amended to include approximately 210 plaintiffs.) The Complaint contains claims for violation of RICO (18 U.S.C. § 1964), fraud, unfair and deceptive acts and practices, unlawful franchise offerings, and intentional infliction of mental anguish. The claims purportedly arise from Leasecomm’s dealer relationships with Themeware, E-Commerce Exchange, Cardservice International, Inc., and Online Exchange for the leasing of websites and virtual terminals. The Complaint asserts that the Company is responsible for the conduct of its dealers in trade shows, infomercials and web page advertisements, seminars, direct mail, telemarketing, all which are alleged to constitute unfair and deceptive acts and practices. The Complaint seeks restitution, compensatory and treble damages, and injunctive relief. The Company filed a Motion to Dismiss the Complaint on January 31, 2003. By decision dated September 30, 2003, the court dismissed the Complaint with leave to file an amended complaint. An Amended Complaint was filed in November 2003. The Company filed a Motion to Dismiss the Amended Complaint, which was denied by the United States District Court in September 2004. The Company filed an answer to the Amended Complaint denying the Plaintiffs’ allegations and asserting counterclaims. On January 18, 2005, Plaintiffs filed a Second Amended Complaint, which added five individual Plaintiffs and dropped one of Plaintiffs’ claims. The Company filed an Answer to the Second Amended Complaint, denying the Plaintiffs’ allegations and asserting counterclaims against a majority of the Plaintiffs for breach of contract and unjust enrichment. On April 10, 2006, the parties filed a Stipulation of Dismissal, pursuant to which the claims of 134 plaintiffs against all defendants (and the counterclaims of the Company asserted against 111 of those 134 plaintiffs) were dismissed with prejudice. In addition, 21 plaintiffs withdrew their claims for intentional infliction of emotional distress. On July 7, 2006, the case was resolved through a confidential settlement in which neither side admitted any liability or wrongdoing. The settlement of these proceedings did not have a material adverse effect on the Company.
     B. In March 2003, a purported class action was filed in Superior Court in Massachusetts against Leasecomm and one of its dealers. The class sought to be certified was a nationwide class (excluding certain residents of the State of Texas) who signed identical or substantially similar lease agreements with Leasecomm covering the same product. After the Company had filed a motion to dismiss, but before the motion to dismiss was heard by the Court, plaintiffs filed an Amended Complaint. The Amended Complaint asserted claims against the Company for declaratory relief, absence of consideration, unconscionability, and violation of Massachusetts General Laws Chapter 93A, Section 11. The Company filed a motion to dismiss the Amended Complaint which was allowed in March 2004. In May 2004, a purported class action on behalf of the same named plaintiffs and asserting the same claims was filed in Cambridge District Court. The Company filed a Motion to Dismiss the Complaint, which was heard in August 2004, and denied by the District Court. On September 16, 2004, the Company filed an Answer and Counterclaims to the Amended Complaint denying the plaintiffs’ allegations. On March 2, 2005, the plaintiffs filed a motion for leave to file an Amended Complaint which the Court allowed. The Amended Complaint added a claim for usury against the Company. The Company filed an Answer, Affirmative Defenses and Counterclaims to the Amended Complaint denying the plaintiff’s allegations. In May 2006, the litigation was settled and on June 1, 2006, the Court approved the settlement and entered an Order dismissing the case with prejudice. The settlement of these proceedings did not have a material adverse effect on the Company.
     C. In October 2003, the Company was served with a purported class action complaint, which was filed in United States District Court for the District of Massachusetts alleging violations of the federal securities laws. The purported class would consist of all persons who purchased Company securities between February 5, 1999 and October 30, 2002. The Complaint asserts that during this period the Company made a series of materially false or misleading statements about the Company’s business, prospects and operations, including with respect to certain lease provisions, the Company’s course of dealings with its vendor/dealers, and the Company’s reserves for credit losses. In April 2004, an Amended Class Action Complaint was filed which added additional defendants and expanded upon the prior allegations with respect to the Company. The Company filed a Motion to Dismiss the Amended Complaint. On June 13, 2006, the Court granted the Company’s Motion to Dismiss the Amended Complaint with Prejudice. On July 12, 2006, the plaintiffs filed an appeal which is awaiting decision by the Court. Because of the uncertainties inherent in litigation, the Company cannot predict whether the outcome will have a material adverse effect.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
The following matters were approved at the Company’s annual meeting of stockholders, which was held on May 16, 2006.
A.	For the election of nominees for the Board of Directors:

Name of Director	For	Authority Withheld
Brian E. Boyle	10,615,994	1,559,256
Alan J. Zakon	11,112,710	1,062,540
B.	For the proposal to ratify the appointment of Vitale, Caturano & Co. as the Company’s independent registered public accounting firm for the year ending December 31, 2006:

For	Against	Abstain
11,967,169	200,100	7,981
ITEM 6. Exhibits
(a)	Exhibits index
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated
By:	/s/ Richard F. Latour
President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.
Vice President and Chief Financial Officer
Date: August 10, 2006