Form 10-Q
period 2006-09-30
MICROFINANCIAL INC
filed 2006-11-09
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☑  No
          As of October 31, 2006, 13,811,442 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	September 30,
	2005	2006
ASSETS
Cash and cash equivalents	$32,926	$32,580
Net investment in leases:
Receivables due in installments	29,139	31,668
Estimated residual value	3,865	2,875
Initial direct costs	98	204
Less:
Advance lease payments and deposits	(35)	(44)
Unearned income	(3,658)	(9,230)
Allowance for credit losses	(8,714)	(5,587)

Net investment in leases	20,695	19,886
Investment in service contracts, net	1,626	771
Investment in rental contracts, net	3,025	708
Property and equipment, net	719	751
Other assets	1,315	731
Deferred income taxes, net	4,882	3,458

Total assets	$65,188	$58,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$161	$38
Subordinated notes payable	2,602	300
Accounts payable	1,099	821
Dividends payable	4,114	690
Other liabilities	2,094	1,825
Income taxes payable	431	—

Total liabilities	10,501	3,674

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2005 and September 30, 2006	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,713,899 and 13,808,942 shares issued at December 31, 2005 and September 30, 2006, respectively	137	138
Additional paid-in capital	43,839	44,281
Retained earnings	10,711	10,792

Total stockholders’ equity	54,687	55,211

Total liabilities and stockholders’ equity	$65,188	$58,885

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenues:
Income on financing leases	$832	$1,007	$3,442	$2,403
Rental income	6,469	5,121	19,330	16,436
Income on service contracts	792	435	2,818	1,478
Loss and damage waiver fees	681	431	2,251	1,475
Service fees and other	595	848	2,559	3,124

Total revenues	9,369	7,842	30,400	24,916

Expenses:
Selling, general and administrative	4,461	3,312	16,699	11,445
Provision for credit losses	1,576	1,887	8,870	5,124
Depreciation and amortization	2,465	1,195	7,414	4,634
Interest	203	23	986	135

Total expenses	8,705	6,417	33,969	21,338

Income (loss) before provision (benefit) for income taxes	664	1,425	(3,569)	3,578
Provision (benefit) for income taxes	310	573	(1,032)	1,424

Net income (loss)	$354	$852	($2,537)	$2,154

Net income (loss) per common share — basic	$0.03	$0.06	($0.19)	$0.16

Net income (loss) per common share — diluted	$0.03	$0.06	($0.19)	$0.15

Weighted-average shares:
Basic	13,710,683	13,803,996	13,518,351	13,784,650

Diluted	13,910,948	13,942,572	13,518,351	13,928,399

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2006
Cash flows from operating activities:
Cash received from customers	$43,772	$30,840
Cash paid to suppliers and employees	(16,541)	(10,905)
Cash received (paid) for income taxes	(48)	(456)
Interest paid	(413)	(105)
Interest received	276	1,049

Net cash provided by operating activities	27,046	20,423

Cash flows from investing activities:
Investment in lease and rental contracts	(4,119)	(12,426)
Investment in inventory	(13)	—
Investment in direct costs	(33)	(206)
Investment in property and equipment	(271)	(216)

Net cash used in investing activities	(4,436)	(12,848)

Cash flows from financing activities:
Proceeds from secured debt	214	83
Repayment of secured debt	(135)	(205)
Repayment of subordinated debt	(1,500)	(2,302)
Repayment of capital leases	(41)	—
Payment of dividends	(2,015)	(5,497)

Net cash used in financing activities	(3,477)	(7,921)

Net increase (decrease) in cash and cash equivalents	19,133	(346)
Cash and cash equivalents, beginning of period	9,709	32,926

Cash and cash equivalents, end of period	$28,842	$32,580

(continued on following page)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2006
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)	($2,537)	$2,154
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(3,442)	(2,403)
Depreciation and amortization	7,414	4,634
Provision for credit losses	8,870	5,124
Recovery of equipment cost and residual value	16,611	9,497
Stock-based compensation expense	942	207
Non-cash interest expense (amortization of debt discount)	572	34
Changes in assets and liabilities:
Current taxes payable	(48)	(431)
Deferred income taxes	(1,032)	1,424
Other assets	802	551
Accounts payable	(1,326)	(277)
Other liabilities	220	(91)

Net cash provided by operating activities	$27,046	$20,423

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$63	$251
Warrants exercised by cancellation of debt	779	—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
A. Nature of Business
     MicroFinancial Incorporated (the “Company”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. LLC and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services in amounts generally ranging from $500 to $15,000 with an average lease term of 44 months. The average amount financed by TimePayment during the nine months ended September 30, 2006 was approximately $5,800 while Leasecomm historically financed contracts with an average amount financed of approximately $1,900. The Company primarily sources its originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. The Company funds its operations through cash provided by operating activities, borrowings under its credit facilities and the issuance of subordinated debt.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for the annual financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.
     The balance sheet at December 31, 2005 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Allowance for Credit Losses
     The Company maintains an allowance for credit losses on its investment in leases, service contracts and rental contracts at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. Given the nature of the “microticket” market and the individual size of each transaction, the business does not warrant the creation of a formal credit review committee to review individual transactions. Rather, the Company developed a sophisticated, risk-adjusted pricing model and has automated the credit scoring, approval and collection processes. The Company believes that with the proper risk-adjusted pricing model, it can grant credit to a wide range of applicants provided it has priced appropriately for the associated risk inherent in the transaction. As a result of approving a wide range of credits, the Company experiences a relatively high level of delinquencies and write-offs in its portfolio. The Company periodically reviews the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, the business does not warrant evaluating transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in the portfolio are not re-graded subsequent to the initial extension of credit, nor is the allowance allocated to specific contracts. Rather, since the impaired contracts have common characteristics, the Company maintains a general allowance against the entire portfolio utilizing historical loss and recovery statistics as the basis for the amount.
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
     A summary of the activity in the Company’s allowance for credit losses for the nine months ended September 30, 2006 is as follows:

Allowance for credit losses at December 31, 2005		$8,714
Provision for credit losses		5,124
Charge-offs	(12,683)
Recoveries	4,432

Charge-offs, net of recoveries		(8,251)

Allowance for credit losses at September 30, 2006		$5,587

Net Income (Loss) Per Share
     Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income (loss) per common share. All stock options, common stock warrants, and unvested restricted stock were excluded from the computation of diluted net income (loss) per share for the nine months ended September 30, 2005, because their inclusion would have had an antidilutive effect on net income (loss) per share. For the nine months ended September 30, 2005, 1,242,500 options, 335,957 warrants and 12,500 shares of restricted stock were excluded from the computation of diluted net income (loss) per share. For the nine months ended September 30, 2006, 1,242,500 options, 318,289 warrants and 27,500 shares of restricted stock were included in the computation of diluted net income per share.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net income (loss)	$354	$852	($2,537)	$2,154

Shares used in computation:
Weighted average common shares outstanding used in computation of net income (loss) per common share	13,710,683	13,803,996	13,518,351	13,784,650

Dilutive effect of common stock options, warrants and restricted stock	200,265	138,576	—	143,749

Shares used in computation of net income (loss) per common share - assuming dilution	13,910,948	13,942,572	13,518,351	13,928,399

Net income (loss) per common share — basic	$0.03	$0.06	($0.19)	$0.16

Net income (loss) per common share — diluted	$0.03	$0.06	($0.19)	$0.15

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
Stock-Based Employee Compensation
     Effective January 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Under the modified prospective method of adoption, compensation cost was recognized during the three and nine months ended September 30, 2005 and 2006 for stock options. Results for years prior to 2005 have not been restated.
     Under the 1998 Equity Incentive Plan (the “1998 Plan”) which was adopted on July 9, 1998, the Company reserved 4,120,380 shares of common stock for issuance. No options were granted, exercised or canceled during the nine months ended September 30, 2006. On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of approximately $76,000. The fair value was estimated using an expected life of four years, annualized volatility of 92%, an expected dividend yield of 5.97% and a risk free interest rate of 4.67%. In each case, the restricted stock vested 20% upon grant and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized. As of September 30, 2006, 22,500 shares were fully vested between these two directors.
     Information relating to stock options at September 30, 2006 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$12.31	359,391	2.41	$ —	$12.31	359,391	$—
$13.54	40,609	2.41	—	$13.54	40,609	—
$ 9.78	350,000	3.41	—	$9.78	350,000	—
$13.10	90,000	4.40	—	$13.10	90,000	—
$ 6.70	235,000	5.42	—	$6.70	188,000	—
$ 1.59	167,500	6.16	281	$1.59	157,500	264

	1,242,500	3.91	$ 281	$9.35	1,185,500	$264

     In March 2005, the Company’s Board of Directors elected to allow for the immediate vesting of all of the President and CEO’s in the money options. This resulted in the acceleration of vesting for 70,000 options with an exercise price of $1.585 and 80,000 options with an exercise price of $0.86. As a result of that acceleration, the Company recognized additional compensation expense of $566,000 for the nine months ended September 30, 2005. In addition, the Company’s Board of Directors elected to allow the cashless exercise of all options exercised during 2005. As a result, all awards made under the 1998 Plan have been classified as share-based liability awards. During the three months ended September 30, 2005 and 2006, the total share based employee compensation cost recognized was $83,000 and $72,000, respectively. During the nine months ended September 30, 2005 and 2006, the total share-based employee compensation cost recognized was $942,000 and $207,000, respectively.
     In accordance with SFAS 123(R), for share-based liability awards, the Company must recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As of September 30, 2006, a minimum of $27,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of six months. In addition, the Company will also recognize any additional incremental compensation cost as it is incurred. For the three and nine month periods ended September 30, 2005, the Company recognized a decrease of $(2,000) and an increase of $39,000, respectively, in compensation expense due to the change in the fair value of the share-based liability awards outstanding. For the three and nine month periods ended September 30, 2006, the Company recognized decreases of $(4,000) and $(3,000), respectively, in compensation expense due to the change in the fair value of the share-based liability awards outstanding.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.
     There were no options granted during the three and nine month periods ended September 30, 2005 and 2006, respectively. The fair values as of September 30, 2006, of the outstanding options classified as liability instruments under SFAS 123(R) were estimated using expected lives of one to three years, annualized volatility of 76%, an expected dividend yield of 6.13% and a risk free interest rate of 4.67%.
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
C. Notes Payable and Subordinated Debt
     Borrowings outstanding under the credit facility and long-term debt agreements are as follows:

	Interest	December 31,	September 30,
	Rate	2005	2006
Revolving credit facility	prime + 1.5%	$161	$38
Subordinated notes	8.0%-12.0%	2,602	300

		$2,763	$338

     On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest at Prime plus 1.5% for Prime Rate Loans or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts into a Prime Rate Loan. The prime rates at December 31, 2005 and September 30, 2006 were 7.25% and 8.25%, respectively. The 90-day LIBOR rates at December 31, 2005 and September 30, 2006 were 4.53% and 5.37%, respectively.
D. Commitments and Contingencies
Legal Matters
     Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuit described below are subject to substantial legal defenses, and the Company is vigorously defending each of the allegations. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company’s results of operations or financial position.
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
Internal Revenue Service Tax Audit
     The Company is currently undergoing an audit of its 1997 through 2003 tax years. As part of the audit, the Internal Revenue Service Agent has proposed several adjustments to the annual tax returns, which if final, would require the Company to pay the IRS an amount between $8.0 and $10.0 million. Such payments would be offset by an adjustment to the deferred tax asset such that the amount would likely be recoverable in future periods. The Company believes that its tax positions were appropriate and is vigorously defending its position. The Company filed a formal protest under the appeals process challenging these adjustments. The protest has resulted in two meetings with an Internal Revenue Service Appeals Officer. The Appeals Officer is currently preparing a report for submission to the Joint Committee on Taxation who will render a decision on this matter. The Company can give no assurance that it will be successful in this appeal; however, it does not believe the outcome will have a material adverse effect on the Company’s results of operations or financial position.
Lease Commitments
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
     E. Recent Accounting Pronouncements
     In March 2006, the Financial Accounting Standards Board (“FASB’) issued FASB Statement No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. Among other requirements, Statement No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract related to (a) the sale of financial assets, (b) a transfer to a qualifying special-purpose entity in a securitization where the resulting retained securities are classified as available-for-sale or trading securities or (c) an acquisition or assumption of an obligation to service a financial asset of a third party. Statement 156 is effective as of the beginning of fiscal years that begin after September 15, 2006. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position is based on whether it is more likely than not that a tax position will be sustained upon examination based on its technical merits and measured at the largest amount of benefit that is more likely than not. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings. The Company has not completed its initial assessment of the impact, if any, that this standard may have on its consolidated financial statements.

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
Overview
     MicroFinancial incurred net losses of $15.7 million, $10.2 million and $1.7 million for the years ended December 31, 2003, 2004 and 2005, respectively. Net losses incurred by the Company during the third and fourth quarters of 2002 caused the Company to be in default under certain debt covenants and the Company’s credit facility failed to renew. Consequently, the Company was forced to suspend substantially all new origination activity in October 2002. Since that time, MicroFinancial has taken certain steps to improve its financial position. In June 2004, MicroFinancial secured a credit facility which enabled the Company to resume contract originations through TimePayment Corp. LLC, a new wholly owned operating subsidiary. In September 2004, MicroFinancial secured a three-year, $30.0 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group.
     The Company continues to take steps to reduce overhead, including a reduction in headcount from 103 at December 31, 2004 to 87 at December 31, 2005. During the nine months ended September 30, 2006, the employee headcount was reduced to 66 in a continued effort to maintain an infrastructure that is aligned with current business conditions. In addition, during 2005, the Company began to actively increase its industry presence with a more focused and targeted sales and marketing effort. The Company continues to support new sales and marketing initiatives, and has brought in experienced sales and marketing management to spearhead the effort.

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
     The Company’s critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in the Company’s Annual Report on Form 10-K. Management has reviewed and determined that those policies remain our critical accounting policies and did not make any changes in those policies during the nine months ended September 30, 2006.
Results of Operations — Three months ended September 30, 2006 as compared to the three months ended September 30, 2005
     Revenue

	For the Three Months Ended
	September 30,
	2005	Change	2006
	(Dollars in thousands)
Income on financing leases	$832	21.0%	$1,007
Rental income	6,469	(20.8)%	5,121
Income on service contracts	792	(45.1)%	435
Service fees and other	1,276	0.2%	1,279

Total revenues	$9,369	(16.3)%	$7,842
     The Company’s lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Income on service contracts from monthly billings is recognized as the related services are provided. Other revenues such as loss and damage waiver fees, service fees relating to the leases and contracts, and rental revenues are recognized as they are earned.
     Total revenues for the three months ended September 30, 2006 were $7.8 million, a decrease of $1.5 million, or 16.3%, from the three months ended September 30, 2005. The overall decrease was due to a decrease of $1,348,000 or 20.8% in rental income and a decrease of $357,000, or 45.1%, in income on service contracts offset by an increase of $175,000, or 21.0%, in income on financing leases and an increase of $3,000, or 0.2%, in service fees and other income. The overall decrease in revenue can be attributed to the decrease in the size of the Company’s portfolio of rentals and service contracts outstanding during the period. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002, as a result of its lenders not renewing the revolving credit facility on September 30, 2002. While income on financing leases has begun to increase consistent with the increase in originations, overall revenues will continue to decline until such time as new originations outpace the rate of attrition of contracts in the existing portfolio.

     Selling, General and Administrative

	For the Three Months Ended
	September 30,
	2005	Change	2006
	(Dollars in thousands)
Selling, general and administrative	$4,461	(25.8)%	$3,312
As a percent of revenue	47.6%		42.2%
     The Company’s selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company’s portfolio of leases and rental contracts. SG&A expenses decreased by $1.1 million, or 25.8%, for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. The decrease was primarily driven by reductions in personnel-related expenses of $577,000, legal and professional fees of $576,000, and a reduction of $96,000 in rent. The expense reductions were achieved as management continues to align the Company’s infrastructure with current business conditions and as a result of the decrease in the portfolio of rentals and service contracts outstanding during the period. The decrease in personnel-related expenses was primarily due to a decrease in the headcount and savings achieved through lower employee benefit costs.
     Provision for Credit Losses

	For the Three Months Ended
	September 30,
	2005	Change	2006
	(Dollars in thousands)
Provision for credit losses	$1,576	19.7%	$1,887
As a percent of revenue	16.8%		24.1%
     The Company maintains an allowance for credit losses on its investment in leases, service contracts and rental contracts at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company’s provision for credit losses increased by $311,000, or 19.7%, for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. The provision was based on the Company’s historical policy of providing for credit losses based upon dealer funding and revenue recognized in the period, as well as taking into account current and historical experience and the relationship of the allowance to the net investment in leases, service contracts and rental contracts. Dealer funding was $6.4 million for the three months ended September 30, 2006 compared to $1.6 million for the three months ended September 30, 2005.
     Depreciation and Amortization

	For the Three Months Ended
	September 30,
	2005	Change	2006
	(Dollars in thousands)
Depreciation — fixed assets	$59	(18.6)%	$48
Depreciation and amortization — rentals	1,559	(40.0)%	936
Depreciation and amortization — contracts	847	(75.1)%	211

Total depreciation and amortization	2,465	(51.5)%	1,195
As a percent of revenue	26.3%		15.2%
     Depreciation and amortization expense consists of depreciation on fixed assets and rental equipment, and the amortization of service contracts. Fixed assets are recorded at cost and depreciated over the expected useful lives of the assets. The Company’s accounting policy for recording and depreciating rental equipment under operating leases depends upon the terms of the rental contract. Certain rental contracts are originated as a result of the renewal provisions of the lease agreement whereby at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. These contracts are recorded at their residual value and depreciated over a term of 12 months. This term represents our estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed as an impairment charge.

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
     Depreciation on rental contracts decreased by $623,000 or 40.0%, and amortization of service contracts decreased by $636,000 or 75.1% for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. The decreases in depreciation and amortization are due to the decrease in the overall size of the Company’s portfolio of rentals and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment decreased by $11,000 or 18.6% for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005.
     Interest Expense

	For the Three Months Ended
	September 30,
	2005	Change	2006
	(Dollars in thousands)
Interest	$203	(88.7)%	$23
As a percent of revenue	2.0%		0.3%
     The Company pays interest primarily on borrowings under the senior credit facility and on its subordinated notes payable. Interest expense decreased by $180,000, or 88.7%, for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. This decrease resulted primarily from the Company’s decreased level of borrowings. At September 30, 2006, the Company had total debt of $338,000 consisting of notes payable of $38,000 and subordinated notes payable of $300,000, compared to total debt of $3.0 million consisting of notes payable of $113,000 and subordinated notes payable of $2.9 million (net of a discount of $22,000) at September 30, 2005.
     Provision for Income Taxes

	For the Three Months Ended
	September 30,
	2005	2006
	(Dollars in thousands)
Provision for income taxes	$310	$573
As a percent of revenue	3.3%	7.3%
As a percent of income (loss) before taxes	46.7%	40.2%
     The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, whether a valuation allowance is deemed necessary. Provision for income taxes increased by $263,000 for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. This increase resulted primarily from the increase in pre-

tax income partially offset by a decrease in the effective tax rate from 46.7% for the three months ended September 30, 2005 to 40.2% for the three months ended September 30, 2006. The change in the effective tax rate is primarily due to non-deductible compensation expense recognized in 2005 as a result of the acceleration of certain options held by the Company’s Chief Executive Officer. Under the Internal Revenue Service Code, deductions for individual compensation in excess of $1.0 million which is not performance based is disallowed for publicly traded companies.
     Other Operating Data
     Dealer funding was $6.4 million for the three months ended September 30, 2006, an increase of $4.7 million or 296.8%, compared to the three months ended September 30, 2005. The Company continues to concentrate on its business development efforts, which include increasing the size of the vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $32.7 million at June 30, 2006 to $36.0 million at September 30, 2006. Net cash provided by operating activities decreased by $1.6 million, or 19.8%, to $6.6 million during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
Results of Operations — Nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005
     Revenue

	For the Nine Months Ended
	September 30,
	2005	Change	2006
	(Dollars in thousands)
Income on financing leases	$3,442	(30.2)%	$2,403
Rental income	19,330	(15.0)%	16,436
Income on service contracts	2,818	(47.6)%	1,478
Service fees and other	4,810	(4.4)%	4,599

Total revenues	$30,400	(18.0)%	$24,916
     The Company’s lease contracts are accounted for as financing leases. At origination, the Company records the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Income on service contracts from monthly billings is recognized as the related services are provided. Other revenues such as loss and damage waiver fees, service fees relating to the leases and contracts, and rental revenues are recognized as they are earned.
     Total revenues for the nine months ended September 30, 2006 were $24.9 million, a decrease of $5.5 million, or 18.0%, from the nine months ended September 30, 2005. The decrease was due to a decrease of $1.0 million, or 30.2%, in income on financing leases; a decrease of $2.9 million or 15.0% in rental income; a decrease of $1.3 million or 47.6%, in income on service contracts and a decrease of $211,000, or 4.4%, in service fees and other income. The overall decrease in revenue can be attributed to the decrease in the overall size of the Company’s portfolio of leases, rentals and service contracts outstanding during the period. The shrinking portfolio is a direct result of the Company being forced to suspend virtually all new originations in October 2002, as a result of its lenders not renewing the revolving credit facility on September 30, 2002. While income on financing leases has increased sequentially, overall revenues will continue to decline until such time as new originations outpace the rate of attrition of contracts in the existing portfolio.

     Selling, General and Administrative

	For the Nine Months Ended
	September 30,
	2005	Change	2006
	(Dollars in thousands)
Selling, general and administrative	$16,699	(31.3)%	$11,445
As a percent of revenue	54.9%		45.9%
     The Company’s selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with the Company’s portfolio of leases and rental contracts. SG&A expenses decreased by $5.2 million, or 31.3%, for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The decrease was primarily driven by reductions in collection expense of $1.3 million, personnel-related expenses of $2.0 million, insurance expense of $232,000, legal and professional fees of $1.1 million and a reduction of $295,000 in rent. The expense reductions were achieved as management continues to align the Company’s infrastructure with current business conditions and as a result of the decrease in the overall portfolio of leases, rentals and service contracts outstanding during the period. The decrease in personnel-related expenses was primarily due to a decrease of $735,000 in stock-based compensation expense recognized under SFAS 123(R) and savings achieved through lower employee benefit costs.
     Provision for Credit Losses

	For the Nine Months Ended
	September 30,
	2005	Change	2006
	(Dollars in thousands)
Provision for credit losses	$8,870	(42.2)%	$5,124
As a percent of revenue	29.2%		20.6%
     The Company maintains an allowance for credit losses on its investment in leases, service contracts and rental contracts at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The Company’s provision for credit losses decreased by $3.7 million, or 42.2%, for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The provision was based on the Company’s historical policy of providing for credit losses based upon dealer funding and revenue recognized in the period, as well as taking into account current and historical experience and the relationship of the allowance to the net investment in leases, service contracts and rental contracts. Dealer funding was $12.4 million for the nine months ended September 30, 2006 compared to $4.1 million for the nine months ended September 30, 2005.
     Depreciation and Amortization

	For the Nine Months Ended
	September 30,
	2005	Change	2006
	(Dollars in thousands)
Depreciation — fixed assets	$273	(44.0)%	$153
Depreciation and amortization — rentals	4,521	(19.9)%	3,623
Depreciation and amortization — contracts	2,620	(67.3)%	858

Total depreciation and amortization	7,414	(37.5)%	4,634
As a percent of revenue	24.4%		18.6%
     Depreciation and amortization expense consists of the depreciation on fixed assets and rental equipment, and the amortization of service contracts. Fixed assets are recorded at cost and depreciated over the expected useful lives of the assets. The Company’s accounting policy for recording and depreciating rental equipment under operating leases depends upon the terms of the rental contract. Certain rental contracts are originated as a result of the renewal provisions of the lease agreement whereby at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. These contracts are recorded at their residual value and depreciated over a term of 12 months. This term represents our estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed as an impairment charge.
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
     Depreciation on rental contracts decreased by $898,000 or 19.9%, and amortization of service contracts decreased by $1.8 million or 67.3% for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The decreases in depreciation and amortization are due to the decrease in the overall size of the Company’s portfolio of rentals and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment decreased by $120,000 or 44.0% for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.
     Interest Expense

	For the Nine Months Ended
	September 30,
	2005	Change	2006
	(Dollars in thousands)
Interest	$986	(86.3)%	$135
As a percent of revenue	3.2%		0.5%
     The Company pays interest primarily on borrowings under the senior credit facility and on its subordinated notes payable. Interest expense decreased by $851,000, or 86.3%, for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This decrease resulted primarily from the Company’s decreased level of borrowings. At September 30, 2006, the Company had total debt of $338,000 consisting of notes payable of $38,000 and subordinated notes payable of $300,000, compared to total debt of $3.0 million consisting of notes payable of $113,000 and subordinated notes payable of $2.9 million (net of a discount of $22,000) at September 30, 2005.
     Provision (Benefit) for Income Taxes

	For the Nine Months Ended
	September 30,
	2005	2006
	(Dollars in thousands)
Provision (benefit) for income taxes	($1,032)	$1,424
As a percent of revenue	(3.4)%	5.7%
As a percent of income (loss) before taxes	(28.9)%	39.8%
     The process for determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, for example, leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, whether a valuation allowance is deemed necessary. Provision (benefit) for income taxes increased by $2.5 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This increase resulted primarily from the Company returning to a taxable position as well as a change in the Company’s estimated effective tax rate from a benefit of 28.9% for the nine months ended September 30, 2005 to a provision of 39.8% for the nine months ended September 30, 2006. The change in the effective tax rate is primarily due to non-deductible compensation expense recognized in 2005 as a result of the acceleration of certain options held by the Company’s Chief Executive Officer. Under the Internal Revenue Service Code, deductions for individual compensation in excess of $1.0 million which is not performance based is disallowed for publicly traded companies.
     Other Operating Data
     Dealer funding was $12.4 million for the nine months ended September 30, 2006, an increase of $8.3 million or 201.7%, compared to the nine months ended September 30, 2005. The Company continues to concentrate on its business development efforts, which include increasing the size of the vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts decreased from $37.7 million at December 31, 2005 to $36.0 million at September 30, 2006. Net cash provided by operating activities decreased by $6.6 million, or 24.5%, to $20.4 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
Exposure to Credit Losses
     The following table sets forth certain information with respect to delinquent leases and service contracts. The percentages in the table below represent the aggregate on such date of the actual amounts not paid on each invoice by the number of days past due, rather than the entire balance of a delinquent receivable, over the cumulative amount billed at such date from the date of origination on all leases and service contracts in the Company’s portfolio. For example, if a receivable is 90 days past due, the portion of the receivable that is over 30 days past due will be placed in the 31-60 days past due category, the portion of the receivable which is over 60 days past due will be placed in the 61-90 days past due category and the portion of the receivable which is over 90 days past due will be placed in the over 90 days past due category. The Company historically used this methodology of calculating its delinquencies because of its experience that lessees who miss a payment do not necessarily default on the entire lease. Accordingly, the Company includes only the amount past due rather than the entire lease receivable in each category.

(dollars in thousands)	December 31, 2005		September 30, 2006
Cumulative amounts billed	$220,796		$169,984
31-60 days past due	$991	0.4%	$655	0.4%
61-90 days past due	997	0.5%	525	0.3%
Over 90 days past due	16,101	7.3%	8,279	4.9%

Total past due	$18,089	8.2%	$9,459	5.6%

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

(dollars in thousands)	December 31, 2005		September 30, 2006
Current	$8,486	29.1%	$19,422	61.3%
31-60 days past due	637	2.2%	1,042	3.3%
61-90 days past due	601	2.1%	494	1.6%
Over 90 days past due	19,415	66.6%	10,710	33.8%

Gross receivables due in installments	$29,139	100.0%	$31,668	100.0%

Liquidity and Capital Resources
     General
     The Company’s lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund new lease originations. Since inception, the Company has funded its operations primarily through borrowings under its credit facilities, its on-balance sheet securitizations, the issuance of subordinated debt and an initial public offering completed in February 1999. The Company will continue to require significant additional capital to maintain and expand its volume of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, the Company expects to finance the business utilizing its cash on hand and its line of credit which matures in September 2007. Additionally, the Company’s uses of cash include the payment of interest and principal under its credit facilities, payment of selling, general and administrative expenses, income taxes and capital expenditures.
     For the nine months ended September 30, 2006 and 2005, the Company’s primary source of liquidity was cash provided by operating activities. The Company generated cash flow from operations of $20.4 million for the nine months ended September 30, 2006 and $27.0 million for the nine months ended September 30, 2005. At September 30, 2006, the Company had approximately $338,000 outstanding under its revolving credit facility and its subordinated notes payable and had available borrowing capacity of approximately $14.1 million under its revolving credit facility, as described in more detail below.
     The Company used net cash in investing activities of $12.8 million for the nine months ended September 30, 2006 and $4.4 million for the nine months ended September 30, 2005. Investing activities primarily relate to the origination of new leases and the increase in cash used is consistent with the Company’s focused and targeted sales and marketing effort.
     Net cash used in financing activities was $7.9 million for the nine months ended September 30, 2006 and $3.5 million for the nine months ended September 30, 2005. Financing activities primarily consist of the repayment of subordinated notes payable and dividend payments.
     The Company believes that cash flows from its portfolio, cash on hand and available borrowings on its credit facility will be sufficient to support the Company’s operations and lease origination activity in the near term. The Company does not expect to renew its current revolving credit facility in September 2007 and is currently exploring new financing options.
Borrowings
     The Company utilizes its credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	December 31, 2005		September 30, 2006
						Maximum
	Amounts	Interest	Amounts	Interest	Unused	Facility
(dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$161	8.75%	$38	9.75%	$29,962	$30,000
Subordinated notes payable	2,602	8.0%-12.5%	300	12.0%	—	—

	$2,763		$338		$29,962	$30,000

(1)	The unused capacity is subject to lease eligibility and the borrowing base formula.
     On September 29, 2004, the Company entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), whereby it may borrow a maximum of $30.0 million based upon qualified lease receivables. Outstanding borrowings with respect to the revolving line of credit bear interest at Prime plus 1.5% for Prime Rate Loans or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts into a Prime Rate Loan. The prime rates at December 31, 2005, and September 30, 2006 were 7.25% and 8.25% respectively. The 90-day LIBOR rates at December 31, 2005 and September 30, 2006 were 4.53% and 5.37%, respectively. As of September 30, 2006, based on lease eligibility and the borrowing base formula, the Company had approximately $14.1 million in borrowing capacity available on the CIT line of credit. As noted above, the Company does not expect to renew its current revolving credit facility in September 2007 and is currently exploring new financing options.
     The Company’s secured revolving line of credit with CIT has financial covenants that it must comply with in order to obtain funding through the facility and to avoid an event of default. As of September 30, 2006 and December 31, 2005, management believes that the Company was in compliance with all covenants in its borrowing relationship.
Dividends
     During 2005, the Company declared dividends of $.05 per share payable to shareholders of record on each of February 9, 2005, April 29, 2005, July 27, 2005, October 27, 2005 and December 28, 2005, and a special dividend of $0.25 per share payable to stockholders of record on January 31, 2006.
     During the nine months ended September 30, 2006, the Company declared dividends of $0.05 per share payable to shareholders of record on each of March 31, 2006, June 30, 2006 and September 29, 2006.
     Future dividend payments are subject to ongoing review and evaluation by the Board of Directors. The decision as to the amount and timing of future dividends paid by the Company, if any, will be made at the discretion of the Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company’s credit facilities or subordinated debt agreements, as well as other factors the Board of Directors may deem relevant, and there can be no assurance as to the amount and timing of future dividends.
Contractual Obligations, Commercial Commitments and Contingencies
     Contractual Obligations
     The Company has entered into various agreements, such as long term debt agreements and operating lease agreements that require future payments. As of September 30, 2006, payment schedules (in thousands) for outstanding long term debt and minimum lease payments under non-cancelable operating leases are as follows:

	Revolving
	Credit	Long-Term	Operating
Year Ending December 31,	Facility(1)	Debt	Leases	Total

2006	$38	$300	$59	$397
2007	—	—	237	237
2008	—	—	237	237
2009	—	—	237	237
2010	—	—	237	237
Thereafter	—	—	—	—

	$38	$300	$1,007	$1,345

(1)	The Company’s obligation to repay the revolving credit facility in the current year is subject to lease collateral availability and the borrowing base formula. The credit facility expires on September 29, 2007.
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
     Contingencies
     The Company is currently undergoing an audit of its 1997 through 2003 tax years. As part of the audit, the Internal Revenue Service Agent has proposed several adjustments to the annual tax returns, which if final, would require the Company to pay the IRS an amount between $8.0 and $10.0 million. Such payments would be offset by an adjustment to the deferred tax asset such that the amount would likely be recoverable in future periods. The Company believes that its tax positions were appropriate and is vigorously defending its position. The Company filed a formal protest under the appeals process challenging these adjustments. The protest has resulted in two meetings with an Internal Revenue Service Appeals Officer. The Appeals Officer is currently preparing a report for submission to the Joint Committee on Taxation who will render a decision on this matter. The Company can give no assurance that it will be successful in this appeal; however, it does not believe the outcome will have a material adverse effect on the Company’s results of operations or financial position.
Recent Accounting Pronouncements
     See Note E of the notes to the unaudited condensed consolidated financial statements for a discussion of the impact of recent accounting pronouncements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     The following discussion about the Company’s risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of operations, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk, and are not represented in the analysis that follows.
     The implicit yield to the Company on all of its leases and contracts is on a fixed interest rate basis as the leases and contracts have scheduled payments that are fixed at the time of origination. When the Company originates or acquires leases and contracts it bases its pricing in part on the spread it expects to achieve between the implicit yield to the Company on each lease and the effective interest cost it will pay when it finances such leases and contracts through its credit facility. Increases in interest rates during the term of a lease or contract could narrow or eliminate the spread, or result in a negative spread. The Company has adopted a policy designed to protect itself against interest rate volatility during the term of each lease or contract.
     Given the relatively short average life of the Company’s leases and contracts, the Company’s goal is to maintain a blend of fixed and variable interest rate obligations. Currently, given the restrictions imposed by the Company’s senior lender on the Company’s ability to prepay its fixed rate debt, the Company is limited in its ability to manage the blend of fixed rate and variable rate interest obligations. As of September 30, 2006, the Company’s outstanding fixed-rate indebtedness under its subordinated debt represented 88.8% of the Company’s total outstanding indebtedness of $338,000. Given the current level of borrowings the Company’s interest rate risk is not material.
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
     Internal Controls: During the fiscal quarter ended September 30, 2006, no changes were made to the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
ITEM 1. Legal Proceedings
     Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuit described below are subject to substantial legal defenses, and the Company is vigorously defending each of the allegations. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company’s results of operations or financial position.
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

Date: November 9, 2006