Form 10-K
period 2006-12-31
MICROFINANCIAL INC
filed 2007-03-28
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-14771
MicroFinancial Incorporated
(Exact name of Registrant as Specified in its Charter)

Massachusetts	04-2962824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10M Commerce Way, Woburn, MA	01801 (Zip Code)
(Address of Principal Executive Offices)

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $30,044,000, computed by reference to the closing price of such stock as of such date.

As of March 15, 2007, 13,891,596 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2006, are incorporated by reference in Part III hereof.

PART I

Item 1.	Business

General

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) was formed as a Massachusetts corporation on January 27, 1987. We operate primarily through our wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. TimePayment commenced originating leases in July 2004. Leasecomm started originating leases in January 1986 and in October 2002 suspended virtually all originations due to a lack of financing. The average amount financed by TimePayment in 2006 was approximately $5,900 while Leasecomm historically financed contracts averaging approximately $1,900. We have used proprietary software in developing a sophisticated, risk-adjusted pricing model and in automating our credit approval and collection systems, including a fully-automated Internet-based application, credit scoring and approval process.

We provide financing alternatives to a wide range of lessees ranging from start-up businesses to established businesses. We primarily lease and rent low-priced commercial equipment, which is used by these lessees in their daily operations. We do not market our services directly to lessees. We source our leasing transactions through a nationwide network of equipment vendors, independent sales organizations and brokers (“dealers”).

TimePayment finances a wide variety of products with no single product representing more than 30% of its portfolio. However, the majority of our portfolio, based on the number of contracts, consists of contracts originated by Leasecomm for authorization systems for point-of-sale (“POS”), card-based payments by debit, credit, gift and charge cards. POS authorization systems require the use of a POS terminal capable of reading a cardholder’s account information from the card’s magnetic strip and combining this information with the amount of the sale entered via a POS terminal keypad, or POS software used on a personal computer to process a sale. The terminal electronically transmits this information over a communications network to a computer data center and then displays the returned authorization or verification response on the POS terminal.

Historically, we have depended heavily on external financing to fund new leases and contracts. In September 2002, our then-existing credit facility failed to renew. As a result, in October 2002, we were forced to suspend virtually all contract originations until a source of funding was obtained or the senior credit facility was paid in full. In June 2004, MicroFinancial secured a $10 million credit facility, comprised of a one-year $8 million line of credit and a $2 million three-year subordinated note which allowed us to resume originations. In conjunction with raising new capital, we also formed a wholly-owned operating subsidiary, TimePayment Corp. In September 2004, MicroFinancial secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the $8 million line of credit under more favorable terms and conditions. In addition, we retired the outstanding debt with the former bank group. In the near term, we expect to finance our business with cash on hand and our line of credit with CIT. We do not expect to renew the CIT line of credit in September 2007 and are currently exploring new financing options.

Leasing, Servicing and Financing Programs

We originate leases for products that typically have limited distribution channels and high selling costs. We facilitate sales of such products by allowing dealers to make them available to their customers for a small monthly lease payment rather than a higher initial purchase price. We primarily lease and rent low-priced commercial equipment to small merchants. The majority of our portfolio is currently for POS authorization systems; however, we currently lease a wide variety of other equipment including advertising and display equipment, security equipment, coffee machines, paging systems, water coolers and restaurant equipment. In addition, we have acquired service contracts and contracts in certain other financing markets. We opportunistically seek to enter other financing markets.

Our consumer financings include acquiring service contracts from dealers that primarily provide residential security monitoring services, as well as consumer leases for a wide range of consumer products.

Since resuming originations in June 2004 we have originated and continue to service contracts in all 50 states and the District of Columbia. As of both December 31, 2005 and 2006, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of our portfolio. Only California accounted for more than 10% of the total portfolio as of December 31, 2005 at approximately 14%. As of December 31, 2006, California, Florida, New York and Texas accounted for approximately 13%, 11%, 8%, and 7%, respectively, of the total portfolio. None of the remaining states other than those listed above accounted for more than 4% of such total.

Terms of Equipment Leases

Substantially all equipment leases originated or acquired by us are non-cancelable. We generally originate leases on transactions referred to us by a dealer where we buy the underlying equipment from the referring dealer upon funding the approved application. Leases are structured with limited recourse to the dealer, with risk of loss in the event of default by the lessee residing with us in most cases. We perform all the processing, billing and collection functions under our leases.

During the term of a typical lease, we receive payments sufficient, in the aggregate, to cover our borrowing cost, the cost of the underlying equipment, and to provide us with an appropriate profit. Throughout the term of the lease, we charge late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of our leases generally range from 12 to 60 months, with an average initial term of 45 months as of December 31, 2006.

The terms and conditions of all of our leases are substantially similar. In most cases, the contracts require lessees to: (i) maintain, service and operate the equipment in accordance with the manufacturer’s and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. Our standard lease forms provide that in the event of a default by the lessee, we can require payment of liquidated damages and can seize and remove the equipment for sale, refinancing or other disposal at our discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are automatically incorporated into, and deemed a part of, the equipment financed.

We seek to protect ourselves from credit exposure relating to dealers by entering into limited recourse agreements with our dealers, under which the dealer agrees to reimburse us for defaulted contracts under certain circumstances, primarily upon evidence of dealer errors or misrepresentations in originating a lease or contract.

Residual Interests in Underlying Equipment

We typically own a residual interest in the equipment covered by our leases. The value of such interest is estimated at inception of the lease based upon our estimate of the fair market value of the asset at lease maturity. At the end of the lease term, the lessee has the option to buy the equipment at a price quoted by us, return the equipment or continue to rent the equipment on a month-to-month basis. If the equipment is returned, we may either sell the equipment, or place it into our used equipment rental or leasing program.

Service Contracts

In a typical transaction for the acquisition of service contracts, a homeowner will purchase a security system and simultaneously sign a contract with the dealer for the monitoring of that system for a monthly fee. The dealer will then sell the right to payment under that contract to us for a multiple of the monthly payments. We contract with third party monitoring stations to perform the monitoring service and we perform all the processing, billing and collection functions under these contracts.

Dealers

We provide financing to obligors under microticket leases and contracts through a nationwide network of equipment vendors, independent sales organizations and brokers. Historically, we had over 1,000 different dealers originating leases and contracts on a regular basis. When we suspended nearly all of our contract originations in October 2002, the number of dealers we utilized for the limited number of contracts we were able to originate declined substantially. As we began to originate more contracts following the establishment of our line of credit with CIT in September 2004, we also began to expand the number of dealers in our network. During the year ended December 31, 2004 our top four dealers accounted for 65.09% of the leases originated at 21.84%, 16.83%, 15.71%, and 10.71%, respectively. During the year ended December 31, 2005 our top three dealers accounted for 47.29% of the leases originated at 26.61%, 10.64% and 10.04%, respectively. During the year ended December 31, 2006 our top dealer accounted for 13.91% of the leases originated.

We do not sign exclusive agreements with our dealers.  Dealers interact directly with potential lessees and typically market not only their products and services, but also the financing arrangements offered through us.

Use of Technology

Our business is operationally intensive, due in part to the small average amount financed. Accordingly, technology and automated processes are critical in keeping servicing costs to a minimum while providing quality customer service.

We have developed TimePaymentDirect, an Internet-based application processing, credit approval and dealer information tool. Using TimePaymentDirect, a dealer can input an application and obtain almost instantaneous approval automatically over the Internet, all without any contact with our employees. We also offer InstaleaseR, a program that allows a dealer to submit applications to us by telephone, telecopy or e-mail, receive approval, and complete a sale from a lessee’s location. By assisting the dealers in providing timely, convenient and competitive financing for their equipment or service contracts and offering dealers a variety of value-added services, we simultaneously promote equipment and service contract sales and the utilization of TimePayment as the preferred finance provider, thus differentiating us from our competitors.

We have used our proprietary software to develop a multidimensional credit-scoring model which generates pricing of our leases and contracts commensurate with the risk assumed. This software does not produce a binary “yes or no” decision, but rather, for a “yes” decision, determines the price at which the lease or contract might be profitably underwritten. We use credit scoring in most, but not all, of our credit decisions.

Underwriting

The nature of our business requires that the underwriting process perform two levels of review: the first focused on the ultimate end-user of the equipment or service and the second focused on the dealer. The approval process begins with the submission by telephone, facsimile or electronic transmission of a credit application by the dealer. Upon submission, we either manually or through TimePaymentDirect conduct our own independent credit investigation of the lessee using our proprietary database and recognized commercial credit reporting agencies such as Dun & Bradstreet, Paynet and Experian. Our software evaluates this information on a two-dimensional scale, examining both credit depth (how much information exists on an applicant) and credit quality (credit performance, including past payment history). We analyze both the quality and amount of credit history available with respect to both obligors and dealers to assess the credit risk. We use this information to underwrite a broad range of credit risks and provide financing in situations where our competitors may be unwilling to provide such financing. The credit-scoring model is complex and automatically adjusts for different transactions. In situations where the amount financed is over $7,500, we may go beyond our own data base and recognized commercial credit reporting agencies to obtain information from less readily available sources such as banks. In certain instances, we will require the lessee to provide verification of employment and salary.

The second aspect of the credit decision involves an assessment of the originating dealer. Dealers undergo both an initial screening process and ongoing evaluation, including an examination of dealer portfolio credit quality and performance, lessee complaints, cases of fraud or misrepresentation, aging studies, number of applications and conversion rates for applications. This ongoing assessment enables us to manage our dealer relationships, including ending relationships with poorly performing dealers.

Upon credit approval, we require receipt of a signed lease on our standard or other pre-approved lease form. After the equipment is shipped and installed, the dealer invoices us and we verify that the lessee has received and accepted the equipment. Upon the completion of a satisfactory verification with the lessee, the lease is forwarded to our funding and documentation department for payment to the dealer and the establishment of the accounting and billing procedures for the transaction.

Bulk and Portfolio Acquisitions

In addition to originating leases through our dealer relationships, we have also purchased lease portfolios from dealers. While certain of these leases may not have met our underwriting standards at inception, we will purchase the leases once the lessee demonstrates a satisfactory payment history. We prefer to acquire these smaller lease portfolios in situations where the seller will continue to act as a dealer following the acquisition.

Servicing and Collections

We perform all the servicing functions on our leases and contracts through our automated servicing and collection system. Servicing responsibilities generally include billing, processing payments, remitting payments to dealers, paying taxes and insurance and performing collection and liquidation functions.

Our automated lease administration system handles application tracking, invoicing, payment processing, automated collection queuing, portfolio evaluation and report writing. The system is linked with our bank accounts for payment processing and also provides for direct withdrawal of lease and contract payments from a lessee’s bank account. We monitor delinquent accounts using our automated collection process. We use several computerized processes in our customer service and collection efforts, including the generation of daily priority call lists and scrolling for daily delinquent account servicing, generation and mailing of delinquency letters, and routing of incoming customer service calls to appropriate employees with instant computerized access to account details. Our collection efforts include sending collection letters, making collection calls, reporting delinquent accounts to credit reporting agencies, and litigating delinquent accounts when necessary to obtain and enforce judgments.

Competition

The microticket leasing and financing industry is highly competitive. We compete for customers with a number of national, regional and local banks and finance companies. Our competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, we could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. Our competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than us, including a lower cost of funds and access to capital markets and other funding sources, which may be unavailable to us.

Employees

As of December 31, 2006, we had 67 full-time employees, of whom 20 were engaged in sales and underwriting activities and dealer service, 25 were engaged in servicing and collection activities, and 22 were engaged in general administrative activities. We believe that our relationship with our employees is good. None of our employees are members of a collective bargaining unit in connection with their employment with us.

Executive Officers

Name and Age of Executive Officers	Title

Richard F. Latour, 53	Director, President, Chief Executive Officer, Treasurer, Secretary and Clerk
James R. Jackson, Jr., 45	Vice President and Chief Financial Officer
Steven J. LaCreta, 47	Vice President, Lessee Relations and Legal
Stephen J. Constantino, 41	Vice President, Human Resources
Thomas Herlihy, 48	Vice President, Sales and Marketing, of TimePayment Corp.

Backgrounds of Executive Officers

Richard F. Latour has served as our President, Chief Executive Officer, Treasurer, Clerk and Secretary since October 2002 and as President, Chief Operating Officer, Treasurer, Clerk and Secretary, as well as a director of the Corporation, since February 2002. From 1995 to January 2002, he served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, Clerk and Secretary. From 1986 to 1995 Mr. Latour served as Vice President of Finance and Chief Financial Officer. Prior to joining us, Mr. Latour was Vice President of Finance for eleven years with Trak Incorporated, an international manufacturer and distributor of consumer goods, where he was responsible for all financial and operational functions. Mr. Latour earned a B.S. in accounting from Bentley College in Waltham, Massachusetts.

James R. Jackson Jr. has served as our Vice President and Chief Financial Officer since April 2002. Prior to joining us, from 1999 to 2001, Mr. Jackson was Vice President of Finance for Deutsche Financial Services Technology Leasing Group. From 1992 to 1999, Mr. Jackson held positions as Manager of Pricing and Structured Finance and Manager of Business Planning with AT&T Capital Corporation.

Steven J. LaCreta has served as our Vice President, Lessee Relations and Legal since May 2005. From May 2000 to May 2005, Mr. LaCreta served as Vice President, Lessee Relations. From November 1996 to May 2000, Mr. LaCreta served as our Director of Lessee Relations. Prior to joining us, Mr. LaCreta was a Leasing Collection Manager with Bayer Corporation.

Stephen J. Constantino has served as our Vice President, Human Resources since May 2000. From 1994 to May 2000, Mr. Constantino served as our Director of Human Resources. From 1992 to 1994, Mr. Constantino served as our Controller. From 1991 to 1992, Mr. Constantino served as our Accounting Manager.

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

Availability of Information

We maintain an Internet website at http://www.microfinancial.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as Section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after we file or furnish these reports with the Securities and Exchange Commission (“SEC”). Our Guidelines on Corporate Governance, our Code of Business Conduct and Ethics and the charters for the Audit Committee, Nominating and Corporate Governance Committee, Compensation and Benefits Committee, Credit Policy Committee and Strategic Planning Committee of our Board of Directors are also available on our Internet site. The Guidelines, Code of Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to Richard F. Latour, Chief Executive Officer, at 10M Commerce Way, Woburn, Massachusetts 01801. Our Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

Item 1A.	Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make.

We depend on external financing to fund leases and contracts, and adequate financing may not be available to us in amounts, together with our cash flow, sufficient to originate new leases.

Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund leases and contracts. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios.

As of September 30, 2002, our $192 million credit facility failed to renew and consequently, we were forced to suspend substantially all origination activity in October 2002. In June 2004, we secured a one-year $8 million line of credit and a $2 million three-year subordinated note that enabled us to resume originations. On September 29, 2004, we secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. The CIT line of credit replaced the one-year $8 million line of credit under more favorable terms and conditions. In addition, it retired the outstanding debt with our former lenders. We do not expect to renew the CIT line of credit in September 2007 and are currently exploring new financing options. We cannot guarantee that we will find new financing on acceptable terms.

Our uses of cash include the origination and acquisition of leases and contracts, payment of interest and principal on borrowings, payment of selling, general and administrative expenses, income taxes and capital expenditures. Any default or other interruption of our external funding could have a material negative effect on our ability to fund new leases and contracts, and could, as a consequence, have an adverse effect on our financial results.

The delay in originations caused by our former credit facility’s failure to renew in 2002 has decreased the size of our portfolio and may continue to adversely affect our financial performance.

As a result of the failure of our old credit facility to renew, in October 2002, we were forced to suspend virtually all contract originations until we obtained a source of funding or the senior credit facility was paid in full. During 2003, we were able to fund a very limited number of new contracts using our free cash flow. For example, total revenues for the year ended December 31, 2004 were $60.4 million, a decrease of $31.2 million, or 34.1%, from the year ended December 31, 2003. The overall decrease in revenue was due to the decrease in the overall size of our portfolio of leases, rentals and service contracts as a direct result of our decision to cease originations. Our credit facilities entered into in June and September 2004 enabled us to resume contract originations. The absence of contract originations from October 2002 to June 2004 has had a continuing affect on our portfolio and financial performance. It will take some time to bring our portfolio to the point where it was when we suspended originations.

In addition, after we ceased funding originations in 2002, we were required to terminate a number of our sales, sales support and credit personnel. As we have made progress in originating contracts in light of our new credit facilities, we face challenges in rebuilding those competencies through new hires. This illustrates how disruptions to our financing and origination capabilities can have long-lasting effects on our financial condition that extend beyond the resumption of originations.

We are vulnerable to changes in the demand for the types of systems we lease or price reductions in such systems.

The majority of our portfolio is comprised of authorization systems for point-of-sale (“POS”), card-based payments by, for example, debit, credit, gift and charge cards. We currently lease a wide variety of other equipment including advertising and display equipment, coffee machines, security equipment, paging systems, water coolers and restaurant equipment. Reduced demand for financing of these types of equipment, in particular POS authorization systems, could adversely affect our lease origination volume, which in turn could have a material adverse effect on our business, financial condition and results of operations. Technological advances may lead to a decrease in the price of these types of systems or equipment and a consequent decline in the need for financing of such equipment. In addition, for POS authorization systems, business and technological changes could change the manner in which POS authorization is obtained. These changes could reduce the need for outside financing sources that would reduce our lease financing opportunities and origination volume in such products.

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

Even if we have adequate financing, our expansion strategy may be affected by our limited sources for originations and our inexperience with leasing new products.

Our revenue growth since the third quarter of 2002 has been severely affected by the failure of our former credit facility to renew and the lack of financing until June 2004. Even with our line of credit, our principal growth strategy of expansion into new products and markets may be adversely affected by (i) our inability to re-establish old sources or cultivate new sources of originations and (ii) our inexperience with products with different characteristics from those we currently offer, including the type of obligor and the amount financed.

New Sources.  A majority of our leases and contracts were historically originated through a network of dealers that deal exclusively in POS authorization systems. We are currently unable to capitalize on these relationships to originate leases for products other than POS authorization systems. In addition, we lost contact with some of our old sources during the period we suspended originations. Some of these dealers have found other financing sources. We may face difficulties in re-establishing our relationships with such sources. Our failure to develop additional relationships with dealers of products, which we lease or seek to lease, would hinder our growth strategy.

New Products.  Our existing portfolio primarily consists of leases to owner-operated or other small commercial enterprises with little business history and limited or challenged personal credit history. These leases are characterized by small average monthly payments for equipment with limited residual value at the end of the lease term. Our ability to successfully underwrite new products with different characteristics is highly dependent on our ability (i) to successfully analyze the credit risk associated with the users of such products so as to appropriately apply our risk-adjusted pricing and (ii) to utilize our proprietary software to efficiently service and collect on our portfolio. We can give no assurance that we will be able to successfully manage these credit risk issues, which could have a material adverse effect on us.

We experience a significant rate of default under our leases, and a higher than expected default rate would have an adverse affect on our cash flow and earnings.

The credit characteristics of our lessee base correspond to a high incidence of delinquencies, which in turn may lead to significant levels of defaults. The credit profile of our lessees heightens the importance of both pricing our leases and contracts for the risk assumed, as well as maintaining an adequate allowance for losses. Significant defaults by lessees in excess of those we anticipate in setting our prices and allowance levels may adversely affect our cash flow and earnings. Reduced cash flow and earnings could limit our ability to repay debt and obtain financing, which could have a material adverse effect on our business, financial condition and results of operations.

In addition to our usual practice of originating leases through our dealer relationships, from time to time we have purchased lease portfolios from dealers. While certain of these leases at inception would not have met our underwriting standards, we will purchase leases once the lessee demonstrates a payment history. We prefer to acquire these smaller lease portfolios in situations where the company selling the portfolio will continue to act as a dealer following the acquisition.

We may face adverse consequences of litigation, including consequences of using litigation as part of our collection policy.

Our use of litigation as a means of collection of unpaid receivables exposes us to counterclaims on our suits for collection, to class action lawsuits and to negative publicity surrounding our leasing and collection policies. We have been a defendant in attempted class action suits as well as counterclaims filed by individual obligors in attempts to dispute the enforceability of the lease or contract. This type of litigation may be time consuming and expensive to defend, even if not meritorious, may result in the diversion of management time and attention, and may subject us to significant liability for damages or result in invalidation of our proprietary rights. We believe our collection policies and use of litigation comply fully with all applicable laws. Because of our persistent enforcement of our leases and contracts through the use of litigation, we may have created ill will toward us on the part of certain lessees and other obligors who were defendants in such lawsuits. Our litigation strategy has also generated adverse publicity in certain circumstances. Adverse publicity could negatively impact public perception of our business and may materially impact the price of our common stock. In addition to legal proceedings that may arise out of our collection activities, we may face other litigation arising in the ordinary course of business. Any of these factors could adversely affect our business, financial condition and results of operations.

Increased interest rates may make our leases or contracts less profitable.

Since we generally fund our leases and contracts through our credit facilities or from working capital, our operating margins could be adversely affected by an increase in interest rates. The implicit yield on all of our leases and contracts is fixed due to the leases and contracts having scheduled payments that are fixed at the time of origination. When we originate or acquire leases or contracts, we base our pricing in part on the “spread” we expect to achieve between the implicit yield on each lease or contract and the effective interest cost we expect to pay when we finance such leases and contracts. Increases in interest rates during the term of each lease or contract could narrow or eliminate the spread, or result in a negative spread, to the extent such lease or contract was financed with variable-rate funding. We may undertake to hedge against the risk of interest rate increases, based on the size and interest rate profile of our portfolio. Such hedging activities, however, would limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, our hedging activities may not protect us from interest rate-related risks in all interest rate environments. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

An economic downturn may cause an increase in defaults under our leases and lower demand for the commercial equipment we lease.

An economic downturn could result in a decline in the demand for some of the types of equipment or services we finance, which could lead to additional defaults and a decline in originations. An economic downturn may slow the development and continued operation of small commercial businesses, which are the primary market for POS authorization systems and the other commercial equipment leased by us. Such a downturn could also adversely affect our ability to obtain capital to fund lease and contract originations or acquisitions, or to complete securitizations. In addition, such a downturn could result in an increase in delinquencies and defaults by our lessees and other obligors, which could have an adverse effect on our cash flow and earnings, as well as on our ability to securitize leases. These factors could have a material adverse effect on our business, financial condition and results of operations.

Additionally, as of both December 31, 2005 and 2006, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of our portfolio. Economic conditions in these states may affect the level of collections from, as well as delinquencies and defaults by, these obligors.

We face intense competition, which could cause us to lower our lease rates, hurt our origination volume and strategic position and adversely affect our financial results.

The microticket leasing and financing industry is highly competitive. We compete for customers with a number of national, regional and local banks and finance companies. Our competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, we could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. Our competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than us, including lower cost of funds and access to capital markets and other funding sources, which may be unavailable to us. If a competitor were to lower their lease rates, we could be forced to follow suit or be unable to regain origination volume, either of which would have a material adverse effect on our business, financial condition and results of operations. In addition, competitors may seek to replicate the automated processes used by us to monitor dealer performance, evaluate lessee credit information, appropriately apply risk-adjusted pricing, and efficiently service a nationwide portfolio. The development of computer software similar to that developed by us may jeopardize our strategic position and allow our competitors to operate more efficiently than we do.

Government regulation could restrict our business.

Our leasing business is not currently subject to extensive federal or state regulation. While we are not aware of any proposed legislation, the enactment of, or a change in the interpretation of, certain federal or state laws affecting our ability to price, originate or collect on receivables (such as the application of usury laws to our leases and contracts) could negatively affect the collection of income on our leases and contracts, as well as the collection of fee income. Any such legislation or change in interpretation, particularly in Massachusetts, whose laws govern the majority of our leases and contracts, could have a material adverse effect on our ability to originate leases and contracts at current levels of profitability, which in turn could have a material adverse effect on our business, financial condition or results of operations.

The Sarbanes-Oxley Act of 2002 requires companies such as us that are not accelerated filers to comply with more stringent internal control system and monitoring requirements beginning in 2007. Compliance with this new requirement may place an expensive burden and significant time constraint on us.

We may face risks in acquiring other portfolios and companies, including risks relating to how we finance any such acquisition or how we are able to assimilate any portfolios or operations we acquire.

A portion of our growth strategy depends on the consummation of acquisitions of leasing companies or portfolios. Our inability to identify suitable acquisition candidates or portfolios, or to complete acquisitions on favorable terms, could limit our ability to grow our business. Any major acquisition would require a significant portion of our resources. The timing, size and success, if at all, of our acquisition efforts and any associated capital commitments cannot be readily predicted. We may finance future acquisitions by using shares of our common stock, cash or a combination of the two. Any acquisition we make using common stock would result in dilution to existing stockholders. If the common stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept common stock as part or all of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, or to incur additional indebtedness in order to initiate and complete acquisitions. Additional debt, as well as the potential amortization expense related to goodwill and other intangible assets incurred as a result of any such acquisition, could have a material adverse effect on our business, financial condition or results of operations. In addition, certain of our credit facilities contain covenants that do not permit us to merge or consolidate into or with any other person or entity, issue any shares of our capital stock if, after giving effect to such issuance, certain shareholders cease to own or control specified percentages of our voting capital stock, create or acquire any subsidiaries other than certain permitted special purpose subsidiaries, or implement certain changes to our board of directors. These provisions could prevent us from making an acquisition using shares of our common stock as consideration.

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

If our revenues do not grow or grow more slowly than we anticipate, or if operating expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past and could in the future be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities. In addition, the trading price of the common stock may be influenced by a number of factors, including the liquidity of the market for the common stock, investor perceptions of us and the equipment financing industry in general, variations in our quarterly operating results, interest rate fluctuations and general economic and other conditions. Moreover, the stock market has experienced significant price and value fluctuations, which have not necessarily been related to corporate operating performance. The volatility of the stock market could adversely affect the market price of our common stock and our ability to raise funds in the public markets.

There is no assurance that we will continue to pay dividends on our common stock in the future.

During the fourth quarter of 2002, our Board of Directors suspended the payment of dividends on our common stock to comply with our banking agreements and we paid no dividends in the years ended December 31, 2003 and 2004. During 2005, we declared dividends of $0.05 per share payable to shareholders of record on each of February 9, 2005, April 29, 2005, July 27, 2005, October 27, 2005 and December 28, 2005, and a special dividend of $0.25 per share payable to shareholders of record on January 31, 2006. During 2006, we declared dividends of $0.05 per share payable to shareholders of record on each of March 31, 2006, June 30, 2006, September 29, 2006 and December 29, 2006. Future dividend payments are subject to ongoing review and evaluation by our Board of Directors. The decision as to the amount and timing of future dividends we may pay, if any, will be made in light of our financial condition, capital requirements and growth plans, as well as our external financing arrangements and any other factors our Board of Directors may deem relevant. We can give no assurance as to the amount and timing of the payment of future dividends.

Item 2.	Properties

At December 31, 2006, our corporate headquarters and operations center occupied approximately 24,400 square feet of office space at 10M Commerce Way, Woburn, Massachusetts 01801. The lease for this space expires on December 31, 2010.

Item 3.	Legal Proceedings

We are subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on our results of operations or financial position.

In October 2003, we were served with a purported class action complaint filed in United States District Court for the District of Massachusetts alleging violations of the federal securities laws. The purported class would have consisted of all persons who purchased our securities between February 5, 1999 and October 30, 2002. The Complaint asserted that during this period we made a series of materially false or misleading statements about our business, prospects and operations, including with respect to certain lease provisions, our course of dealings with our vendor/dealers, and our reserves for credit losses. In April 2004, an Amended Class Action Complaint was filed which added additional defendants and expanded upon the prior allegations with respect to us. We filed a Motion to Dismiss the Amended Complaint. On June 13, 2006, the Court granted our Motion to Dismiss the Amended Complaint with Prejudice. On July 12, 2006, the plaintiffs filed an appeal. On December 6, 2006, the parties filed an Agreement of Dismissal whereby the plaintiffs voluntarily agreed to dismiss their appeal with prejudice and without payment by us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock, par value $0.01 per share is currently listed on the American Stock Exchange under the symbol “MFI.” Our common stock was previously listed on the New York Stock Exchange under the symbol “MFI” through the close of business on January 16, 2006. The following chart shows the high and low sales price of our common stock in each quarter over the past two fiscal years.

	2005				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Stock Price
High	$5.00	$4.77	$4.74	$4.20	$3.95	$3.89	$3.49	$3.89
Low	$3.61	$2.76	$3.54	$3.10	$3.26	$3.20	$3.01	$3.12

Holders

At March 15, 2007, there were approximately 39 stockholders of record of our common stock. However, many holders’ shares are listed under their brokerage firms’ names. We estimate the number of beneficial shareholders to be approximately 1,000.

Dividends

During the fourth quarter of 2002, our Board of Directors suspended the payment of dividends to comply with our banking agreements and we paid no dividends during the years ended December 31, 2003 and 2004.

During 2005, we declared dividends of $0.05 per share payable to shareholders of record on each of February 9, 2005, April 29, 2005, July 27, 2005, October 27, 2005 and December 28, 2005, and a special dividend of $0.25 per share payable to shareholders of record on January 31, 2006.

During 2006, we declared dividends of $0.05 per share payable to shareholders of record on each of March 31, 2006, June 30, 2006, September 29, 2006 and December 29, 2006.

Future dividend payments are subject to ongoing review and evaluation by our Board of Directors. The decision as to the amount and timing of future dividends, if any, will be made in light of our financial condition, capital requirements and growth plans, as well as our external financing arrangements and any other factors our Board of Directors may deem relevant. We can give no assurance as to the amount and timing of future dividends.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2001 with the NYSE Composite Stock Index, the American Stock Exchange Composite Stock Index and the S&P 400 Mid-Cap Financials Index. Both the NYSE and American Stock Exchange Composite Stock Indices are presented here because we moved our listing from the New York Stock Exchange to the American Stock Exchange in January 2006. Cumulative total stockholder return shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2001 and the reinvestment of dividends. The historic stock price performance information shown in this graph may not be indicative of current stock price levels or future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006

The information under the caption “Performance Graph” above is not deemed to be “filed” as part of this Annual Report, and is not subject to the liability provisions of Section 18 of the Securities Exchange Act of 1934. Such information will not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 unless we explicitly incorporate it into such a filing at the time.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated financial and operating data for the periods and at the dates indicated. The selected consolidated financial data were derived from our financial statements and accounting records. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Year Ended December 31,
	2002	2003	2004		2005	2006
	(Dollars in thousands, except share and per share data)

Income Statement Data:
Revenues:
Income on financing leases	$53,012	$30,904	$11,970		$4,140	$3,917
Rental income	37,154	34,302	31,009		25,359	20,897
Income on service contracts	9,734	8,593	5,897		3,467	1,870
Other income(1)	26,922	17,775	11,491		6,318	5,758

Total revenues	126,822	91,574	60,367		39,284	32,442

Expenses:
Selling, general and administrative	45,535	33,856	26,821		20,884	14,499
Provision for credit losses	88,948 (2)	59,758	47,918		10,468	6,985
Depreciation and amortization	18,385	16,592	14,010		9,497	5,326
Interest	10,787	7,515	2,283		1,148	162

Total expenses	163,655	117,721	91,032		41,997	26,972

Income (loss) before provision (benefit) for income taxes	(36,833)	(26,147)	(30,665)		(2,713)	5,470
Provision (benefit) for income taxes	(14,735)	(10,460)	(20,449	)(3)	(1,053)	1,555

Net income (loss)	$(22,098)	$(15,687)	$(10,216)		$(1,660)	$3,915

Net income (loss) per common share:
Basic	$(1.72)	$(1.20)	$(0.77)		$(0.12)	$0.28
Diluted	(1.72)	(1.20)	(0.77)		(0.12)	0.28
Weighted-average shares:
Basic	12,821,946	13,043,744	13,182,833		13,567,640	13,791,403
Diluted	12,821,946	13,043,744	13,182,833		13,567,640	13,958,759
Dividends declared per common share	$0.15	$—	$—		$0.50	$0.20

	December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$5,494	$6,533	$9,709	$32,926	$28,737
Restricted cash	18,516	2,376	—	—	—
Gross investment in leases(4)	367,173	194,898	69,181	33,004	44,314
Unearned income	(67,574)	(23,729)	(6,313)	(3,658)	(13,682)
Allowance for credit losses	(69,294)	(43,011)	(14,963)	(8,714)	(5,223)
Investment in service contracts, net	14,463	8,844	4,777	1,626	613
Investment in rental contracts, net	5,633	3,758	1,785	3,025	313
Total assets	295,085	156,414	71,270	65,188	59,721
Notes payable	168,927	58,843	34	161	5
Subordinated notes payable	3,262	3,262	4,589	2,602	—
Total liabilities	208,482	85,148	9,177	10,501	3,585
Total stockholders’ equity	86,603	71,266	62,093	54,687	56,136

	December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands, except statistical data)

Other Data:
Operating Data:
Value of leases originated(5)	$111,829	$3,429	$920	$7,296	$33,343
Value of service contracts acquired(6)	6,773	—	—	—	—
Value of rental contracts originated	677	157	77	1,731	—
Dealer funding(7)	74,000	1,600	668	6,364	21,498
Average yield on leases(8)	36.9%	32.5%	30.1%	30.6%	30.0%
Cash Flows From (Used In):
Operating activities	$120,628	$98,052	$58,694	$35,228	$26,870
Investing activities	(80,141)	(2,839)	(813)	(6,978)	(22,114)
Financing activities	(35,139)	(94,174)	(54,705)	(5,033)	(8,945)

Net change in cash and cash equivalents	$5,348	$1,039	$3,176	$23,217	$(4,189)

Selected Ratios:
Return on average assets	(6.73)%	(6.95)%	(8.98)%	(2.43)%	6.27%
Return on average stockholders’ equity	(22.42)	(19.87)	(15.32)	(2.84)	7.07
Operating margin(9)	41.09	36.70	28.58	19.74	38.39
Credit Quality Statistics:
Net charge-offs	$65,081	$86,041	$75,967	$16,717	$10,476
Net charge-offs as a percentage of average gross investment(10)	15.60%	29.40%	54.71%	30.79%	26.34%
Provision for credit losses as a percentage of average gross investment(10)	21.32	20.42	34.51	19.28	17.56
Allowance for credit losses as a percentage of gross investment(11)	18.16	21.11	20.23	25.16	11.63

(1)	Includes loss and damage waiver fees, service fees, interest income, and miscellaneous revenue.

(2)	Includes a provision of $35 million to reserve against certain dealer receivables as well as delinquent portfolio assets. In the past, some dealer receivables had been offset against the funding of new contracts. When we suspended the funding of new contracts, we felt that the collection of these receivables would be more difficult. Although we continued to pursue collections on these accounts, we believed that the cost associated with legal enforcement would outweigh the benefits realized.

(3)	Includes an income tax benefit of $7.9 million that resulted from a reduction in our estimate of certain tax liabilities.

(4)	Consists of receivables due in installments and estimated residual value.

(5)	Represents the amount paid to dealers upon funding of leases plus the associated unearned income.

(6)	Represents the amount paid to dealers upon the acquisition of service contracts.

(7)	Represents the amount paid to dealers upon funding of leases and contracts.

(8)	Represents the aggregate of the implied interest rate on each lease originated during the period weighted by the amount funded.

(9)	Represents income before provision (benefit) for income taxes and provision for credit losses as a percentage of total revenues.

(10)	Represents a percentage of average gross investment in leases and net investment in service contracts.

(11)	Represents allowance for credit losses as a percentage of gross investment in leases and net investment in service contracts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Including Selected Quarterly Financial Data (Unaudited)

The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things, those associated with:

•	our dependence on point of sale authorization systems, expansion into new markets and the development of a sizeable dealer base;

•	our significant capital requirements;

•	our ability or inability to obtain the financing we need, or to use internally generated funds, in order to continue originating contracts;

•	the risks of defaults on our leases;

•	possible adverse consequences associated with our collection policy;

•	the effect of higher interest rates on our portfolio;

•	increasing competition;

•	increased governmental regulation of the rates and methods we use in financing and collecting on our leases and contracts;

•	acquiring other portfolios or companies;

•	dependence on key personnel;

•	adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations; and

•	general economic and business conditions.

The risk factors above and those under “Risk Factors” beginning on page 6, as well as any other cautionary language included herein, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Many of these factors are significantly beyond our control. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

Overview

We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2006 was approximately $5,900 while Leasecomm historically financed contracts averaging approximately $1,900. Our portfolio consists of point-of-sale (“POS”) authorization systems and other small business equipment leased or rented to small commercial enterprises.

We derive the majority of our revenues from leases originated and held by us, payments on service contracts, rental contracts and fee income. Historically, we funded the majority of our leases and contracts through our revolving-credit loans, term loans and on-balance sheet securitizations, and to a lesser extent our subordinated debt program and internally generated funds. Between October 2002 and June 2004, an interruption in our financing sources had a significant impact on our ability to originate contracts. As of September 30, 2002, our then-existing credit facility failed to renew and we began paying down the debt. In April 2003, we entered into a long-term agreement with our lenders which waived certain covenant defaults and required us to repay the credit facility over a 22-month term at an interest rate of prime plus 2.0%. We also received a waiver for the covenant violations in the securitization agreement and amended the securitization agreement to conform its covenants to the covenants in the senior credit facility. In October 2002, we were forced to suspend virtually all contract originations until a new source of financing could be obtained or until such time as the credit facility had been paid in full.

In June 2004, we secured a one-year $8 million line of credit and a $2 million three-year subordinated note that allowed us to resume microticket contract originations. In conjunction with raising new capital, we also formed a new wholly-owned operating subsidiary, TimePayment Corp. On September 29, 2004, we secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. The CIT line of credit replaced the $8 million line of credit obtained in June 2004 under more favorable terms and conditions. In addition, we used the proceeds from the CIT line of credit to retire the existing debt with the former bank group. During the year ended December 31, 2005, we began to actively increase our industry presence with a more focused and targeted sales and marketing effort. We continue to invest capital to build an infrastructure to support our sales and marketing initiatives, and have brought in experienced sales and marketing management to spearhead the effort. We are currently exploring financing options to replace the CIT line of credit, which expires in September 2007.

In a typical lease transaction, we originate a lease through our nationwide network of equipment vendors, independent sales organizations and brokers. Upon our approval of a lease application and verification that the lessee has received the equipment and signed the lease, we pay the dealer for the cost of the equipment, plus the dealer’s profit margin. In a typical transaction for the acquisition of service contracts, a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we purchase the right to the payment stream under that monitoring contract at a negotiated multiple of the monthly payments from the dealer.

Substantially all leases originated or acquired by us are non-cancelable. During the term of the lease, we are scheduled to receive payments sufficient to cover our borrowing costs, the cost of the underlying equipment and provide us with an appropriate profit. We enhance the profitability of our leases and contracts by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Collection fees are imposed based on our estimate of the costs of collection. We only impose late fees on the first four months of late payments and are prohibited from imposing compound late fees or from assessing late fees as a percentage of the total outstanding late payments including outstanding late fees. The loss and damage waiver fees are charged if a customer fails to provide proof of insurance and are reasonably related to the cost of replacing the lost or damaged equipment or product. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides us with additional revenues based on the residual value of the equipment at the end of the lease. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of 45 months as of December 31, 2006.

Critical Accounting Policies

We consider certain of our accounting policies to be the most critical to our financial condition and results of operations in the sense that they involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies as those policies related to revenue recognition, the allowance for credit losses, income taxes and accounting for share-based compensation. These accounting policies are discussed below as well as within the notes to our consolidated financial statements.

Revenue Recognition

Our lease contracts are accounted for as financing leases. At origination, we record the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended if, in our opinion, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, we may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. At the end of the lease term, the lessee has the option to buy the equipment at a price quoted by us, return the equipment or continue to rent the equipment on a month-to-month basis. If the lessee continues to rent the equipment, we record our investment in the rental contract at its estimated residual value. Rental revenue and depreciation are recognized based on the methodology described below. Other revenues such as loss and damage waiver fees and service fees relating to the leases and contracts are recognized as they are earned.

Our investments in cancelable service contracts are recorded at cost and amortized over the expected life of the contract. Income on service contracts from monthly billings is recognized as the related services are provided. Our investment in rental contracts is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Rental income from monthly billings is recognized as the customer continues to rent the equipment. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of our investments in service and rental contracts.

Allowance for Credit Losses

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the “microticket” market and the individual size of each transaction, we do not have a formal credit review committee to review individual transactions. Rather, we developed a sophisticated, risk-adjusted pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper risk-adjusted pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, we do not evaluate transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and maintain a general allowance against our entire portfolio utilizing historical collection statistics as the basis for the amount.

We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We review, on a static pool basis, the collection experience on various months’ originations and the recoveries made on accounts written off. The results of these static pool analyses reflect our actual historical collection experience. We then consider current delinquency statistics, credit scores of the lessees, current economic conditions, and other relevant factors which might affect the performance of our portfolio. The combination of historical experience, credit scores, delinquency levels, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We take charge-offs against our receivables when such receivables are 360 days past due and no contact has been made with the lessee for 12 months. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.

Income Taxes

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. In addition, our income tax calculations involve the application of complex tax regulations in a multitude of jurisdictions. Differences between the basis of assets and liabilities result in deferred tax assets and liabilities, which are recorded on the balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent management believes recovery is more likely than not, a valuation allowance is unnecessary.

Share-Based Compensation

As of January 1, 2005, we adopted SFAS 123(R), which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognition of compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SEC Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of our stock, the risk-free interest rate and our dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us under SFAS 123(R).

Results of Operations

Revenues

	2004	Change	2005	Change	2006
	(In thousands)

Income on financing leases	$11,970	(65.4)%	$4,140	(5.4)%	$3,917
Rental income	31,009	(18.2)	25,359	(17.6)	20,897
Income on service contracts	5,897	(41.2)	3,467	(46.1)	1,870
Loss and damage waiver fees	4,016	(28.7)	2,863	(33.8)	1,895
Service fees and other	7,444	(60.3)	2,953	(17.1)	2,448
Interest income	31	1,519.4	502	181.9	1,415

Total revenues	$60,367	(34.9)%	$39,284	(17.4)%	$32,442

Our lease contracts are accounted for as financing leases. At origination, we record the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Other revenues such as loss and damage waiver fees, service fees relating to the leases and contracts, and rental revenues are recognized as they are earned.

Total revenues for the year ended December 31, 2006 were $32.4 million, a decrease of $6.8 million, or 17.4%, from the year ended December 31, 2005. The decline in revenue included decreases of $4.5 million or 17.6% in rental income, $1.6 million or 46.1% in income on service contracts and $968,000 or 33.8% in loss and damage waiver fees. Income on financing leases also declined by $223,000 or 5.4%. The decrease in income on financing leases improved significantly from the 65.4% decrease in 2005 as a result of our recent increase in originations. The overall decrease in revenue is primarily due to the decrease in the size of our portfolio of rental and service contracts that resulted from the lack of financing between October 2002 and June 2004. Offsetting these decreases was a $913,000 increase in interest income on our cash and cash equivalents. Revenues are expected to remain at current levels until originations begin to outpace the rate of attrition of contracts in the existing portfolio.

Total revenues for the year ended December 31, 2005, were $39.3 million, a decrease of $21.1 million, or 34.9%, from the year ended December 31, 2004, due primarily to decreases of $7.8 million, or 65.4%, in income on financing leases and $4.5 million, or 60.3%, in service fees and other income. In addition, rental revenue decreased $5.7 million or 18.2% and income on service contracts decreased $2.4 million, or 41.2%, as compared to such amounts in the prior year. The decrease in income on financing leases was due to the decreased number of leases originated as a result of our suspending the funding of new contracts in 2002 when our lenders did not renew our revolving credit facility. The decrease in service fees and other income was the result of decreased fees from the lessees related to our collection process. The decrease in rental and service contract income was a result of a decreased number of lessees that continued to rent their equipment beyond their original lease term, and decreased originations in rental and service contracts.

Selling, General and Administrative

	2004	Change	2005	Change	2006
	(In thousands)

Selling, general and administrative	$26,821	(22.1)%	$20,884	(30.6)%	$14,499
As a percent of revenue	44.4%		53.2%		44.7%

Our selling, general and administrative (“SG&A”) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $6.4 million, or 30.6%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The decrease was primarily driven by a reduction in personnel-related expenses of approximately $2.0 million, as management reduced headcount from 87 to 67, and decreases of $1.6 million in collection expenses and $1.6 million in professional fees. The expense reductions resulted from the decrease in the overall size of our portfolio, an improvement in the credit quality of our portfolio, the settlement of outstanding litigation and our cost control efforts.

SG&A expenses decreased by $5.9 million, or 22.1%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The decrease was primarily driven by a reduction in debt closing expenses and bank charges of $1.4 million, a decrease of $1.8 million in collection expenses, a decrease of $554,000 in cost of goods sold, a decrease of $649,000 in insurance expense and a decrease of $738,000 in sales programs and inventory services expenses. Also included in the expense reduction was a credit of approximately $700,000 relating to the favorable settlement of a disputed liability related to a previous acquisition. Despite a reduction in headcount from 103 at December 31, 2004 to 87 at December 31, 2005, personnel-related expenses increased by $183,000 as cost reductions achieved were offset by $1.0 million in non-cash compensation expense related to the adoption of SFAS 123(R). The expense reductions were achieved as a result of the decrease in the overall size of our portfolio of leases, rentals and service contracts and as a result of our continuing efforts to align our infrastructure with existing business conditions.

Provision for Credit Losses

	2004	Change	2005	Change	2006
	(In thousands)

Provision for credit losses	$47,918	(78.2)%	$10,468	(33.3)%	$6,985
As a percent of revenue	79.4%		26.6%		21.5%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $3.5 million, or 33.3%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005, while net charge-offs decreased 37.3% to $10.5 million. The provision was based on providing a general allowance against leases funded during the year and our analysis of actual and expected losses in our portfolio as a whole.

Our provision for credit losses decreased by $37.5 million, or 78.2%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004, while net charge-offs decreased 78.0% to $16.7 million. The provision was based on our historical policy of providing a provision for credit losses based upon dealer funding and revenue recognized in the period, as well as taking into account actual and expected losses in the portfolio as a whole and the relationship of the allowance to our net investment in leases, service contracts and rental contracts.

Depreciation and Amortization

	2004	Change	2005	Change	2006
	(In thousands)

Depreciation — fixed assets	$801	(48.8)%	$410	(50.7)%	$202
Depreciation — rental equipment	9,142	(35.1)	5,936	(30.8)	4,108
Amortization — service contracts	4,067	(22.5)	3,151	(67.8)	1,016

Total depreciation and amortization	$14,010	(32.2)%	$9,497	(43.9)%	$5,326

As a percent of revenue	23.2%		24.2%		16.4%

Depreciation and amortization expense consists of depreciation on fixed assets and rental equipment, and the amortization of service contracts. Fixed assets are recorded at cost and depreciated over their expected useful lives. Certain rental contracts are originated as a result of the renewal provisions of our lease agreements where at the end of the lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. The rental equipment is recorded at its residual value and depreciated over a term of 12 months. This term represents the estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed.

We also offer a financial product where the customer may sign a rental agreement, which allows the customer, assuming the contract is current and no event of default exists, to terminate the contract at any time by returning the equipment and providing us with 30 days notice. These assets are recorded at cost and depreciated over an estimated life of 36 months. This term is based upon our historical experience. In the event that the contract terminates prior to the end of the 36 month period, the remaining net book value is expensed.

Service contracts are recorded at cost and amortized over their estimated life of 84 months. In a typical service contract acquisition, a homeowner will purchase a home security system and simultaneously sign a contract with the security dealer for monthly monitoring of the system. The security dealer will then sell the rights to that monthly payment to us. We perform all of the processing, billing, collection and administrative work on the service contract. The estimated life of 84 months for service contracts is based upon the expected life of such contracts in the security monitoring industry and our historical experience. In the event the contract terminates prior to the end of the 84 month term, the remaining net book value is expensed.

Depreciation expense on rentals decreased by $1.8 million, or 30.8% and amortization of service contracts decreased by $2.1 million, or 67.8%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005. Depreciation and amortization expense is expected to continue to decline in 2007 as the carrying value of our rental equipment and service contracts decreased from $4.7 million at December 31, 2005 to $926,000 at December 31, 2006. Depreciation on property and equipment decreased by $208,000, or 50.7%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005.

For the year ended December 31, 2005 as compared to the year ended December 31, 2004, depreciation related to rental equipment decreased by $3.2 million, or 35.1% and amortization related to service contracts decreased by $916,000, or 22.5%. The decrease in depreciation and amortization can be attributed to the decrease in the overall size of our portfolio of rental equipment and service contracts. Depreciation on our property and equipment decreased by $391,000, or 48.8%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004.

Interest Expense

	2004	Change	2005	Change	2006
	(In thousands)

Interest	$2,283	(49.7)%	$1,148	(85.9)%	$162
As a percent of revenue	3.8%		2.9%		0.5%

We pay interest on borrowings under our senior credit facility and subordinated debt. Interest expense decreased by $986,000, or 85.9%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005. This decrease resulted primarily from our decreased level of borrowings. At December 31, 2006, we had notes payable of $5,000 and our subordinated debt was paid in full, compared to $2.8 million in debt at December 31, 2005.

Interest expense decreased by $1.1 million, or 49.7%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004. This decrease resulted primarily from our decreased level of borrowings. At December 31, 2005, we had notes payable of $161,000 and subordinated debt of $2.6 million, compared to $4.6 million in debt at December 31, 2004.

Provision (Benefit) for Income Taxes

	2004	Change	2005	Change	2006
	(In thousands)

Provision (benefit) for income taxes	$(20,449)	(94.9)%	$(1,053)	247.6%	$1,555
As a percent of revenue	33.9%		2.7%		4.8%

The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are recorded on the balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary.

The provision (benefit) for income taxes increased by $2.6 million, or 247.6%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005. This increase resulted primarily from the $8.2 million increase in income before income taxes.

Benefit for income taxes decreased by $19.4 million, or 94.9%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004. This decrease resulted primarily from a corresponding decrease in the Company’s loss before benefit for income taxes and the prior year $7.9 million reduction in tax liabilities.

Our 1997 through 2003 tax years were audited by the Internal Revenue Service. As part of the audit, the Internal Revenue Service Agent had proposed several adjustments to our federal income tax returns that would have required us to pay the IRS an amount between $8.0 and $10.0 million. Such payments would have been offset by an adjustment to our deferred tax asset as the amount would likely have been recoverable in future periods. We filed a formal protest under the appeals process challenging these adjustments and reached a final settlement in December 2006 which required us to pay $31,000 in additional taxes and $9,000 in interest.

Other Operating Data

Dealer fundings were $21.5 million during the year ended December 31, 2006, an increase of $15.1 million, or 237.8%, compared to the year ended December 31, 2005. This increase is a result of our continuing effort to increase originations through business development efforts that include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. We funded these contracts using cash provided by operating activities. Receivables due in installments, estimated residual values, investment in service contracts, and investment in rental equipment increased from $45.9 million at December 31, 2005 to $52.3 million at December 31, 2006, an increase of $6.4 million, or 14.0%. Unearned income increased by $10.0 million, or 274.0%, from $3.7 million at December 31, 2005 to $13.7 million at December 31, 2006. This increase was due to the $21.5 million in originations in 2006. Net cash provided by operating activities decreased by $8.4 million, or 23.8%, to $26.9 million during the year ended December 31, 2006, from the year ended December 31, 2005, because of the decrease in the size of our overall portfolio.

Dealer fundings were $6.4 million during the year ended December 31, 2005, an increase of $5.7 million, or 852.7%, compared to the year ended December 31, 2004. This increase was a result of our resuming contract originations in July 2004 and our continuing efforts to increase originations during 2005 through business development efforts that included increasing the size of the vendor base and sourcing a larger number of applications from those vendors. We funded these contracts using cash provided by operating activities. Receivables due in installments, estimated residual values, investment in service contracts, and investment in rental equipment also decreased from $85.0 million at December 31, 2004 to $45.9 million at December 31, 2005, representing a decrease of $39.1 million, or 46.0%. Unearned income decreased by $2.7 million, or 42.1%, from $6.3 million at December 31, 2004 to $3.7 million at December 31, 2005. This decrease was primarily due to continued amortization of existing leases partially offset by the unearned income on the $6.4 million of lease originations in 2005. Net cash provided by operating activities decreased by $23.6 million, or 40.1%, to $35.2 million during the year ended December 31, 2005, from the year ended December 31, 2004, because of the decrease in the size of our overall portfolio.

Selected Quarterly Data

The following is a summary of our unaudited quarterly results of operations for 2005 and 2006. This unaudited quarterly information was prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, and you should read them in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	2005				2006
	First	Second	Third	Fourth	First		Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter		Quarter	Quarter	Quarter

Revenues:
Income on leases	$1,508	$1,103	$832	$697	$672		$724	$1,007	$1,514
Rental income	6,429	6,431	6,469	6,030	5,721		5,594	5,121	4,461
Income on service contracts	1,088	938	792	649	555		488	435	392
Loss and damage waiver fees	819	751	681	612	551		493	431	420
Service fees and other	985	859	439	670	1,103	(1)	535	437	373
Interest income	32	88	156	226	315		323	411	366

Total revenues	10,861	10,170	9,369	8,884	8,917		8,157	7,842	7,526

Expenses:
Selling, general and administrative	6,348	5,889	4,461	4,185	4,207		3,926	3,312	3,054
Provision for credit losses	5,810	1,484	1,576	1,598	1,610		1,627	1,887	1,861
Depreciation and amortization	2,484	2,465	2,465	2,083	1,765		1,674	1,195	692
Interest	205	578	203	162	81		31	23	27

Total expenses	14,847	10,416	8,705	8,028	7,663		7,258	6,417	5,634

Income (loss) before provision (benefit) for income taxes	(3,986)	(246)	664	856	1,254		899	1,425	1,892
Provision (benefit) for income taxes	(1,322)	(20)	310	(21)	490		361	573	131	(2)

Net income (loss)	$(2,664)	$(226)	$354	$877	$764		$538	$852	$1,761

Net income (loss) per common share — basic	$(0.20)	$(0.02)	$0.03	$0.06	$0.06		$0.04	$0.06	$0.13
Net income (loss) per common share — diluted	(0.20)	(0.02)	0.03	0.06	0.05		0.04	0.06	0.13
Dividends declared per common share	0.10	—	0.10	0.30	0.05		0.05	0.05	0.05
Dividends paid per common share	0.05	0.05	0.05	0.05	0.30		0.05	0.05	0.05

(1)	Includes a $212,000 gain on the sale of rental contracts.

(2)	Includes a net benefit of $385,000 resulting from the settlement of the IRS audit.

Exposure to Credit Losses

The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts and service contracts in our portfolio as of December 31, 2004, 2005 and 2006. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category. The recent improvement in our aging exposure is due to the increase in lease originations in 2006 and an overall improvement in the credit quality of our portfolio.

	December 31, 2004		December 31, 2005		December 31, 2006
	(Dollars in thousands)

Current	$19,945	33.4%	$8,486	29.1%	$29,027	71.8%
31-60 days past due	1,079	1.8	637	2.2	1,607	4.0
61-90 days past due	987	1.7	601	2.1	825	2.0
Over 90 days past due	37,668	63.1	19,415	66.6	8,996	22.2

Receivables due in installments	$59,679	100.0%	$29,139	100.0%	$40,455	100.0%

Liquidity and Capital Resources

General

Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand and our line of credit which matures in September 2007. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes and capital expenditures.

For the year ended December 31, 2004, our primary source of liquidity was cash provided by operating activities due to the unavailability of a credit facility between October 2002 and June 2004. See “Overview” above. We generated cash flow from operations of $26.9 million for the year ended December 31, 2006, $35.2 million for the year ended December 31, 2005 and $58.7 million for the year ended December 31, 2004.

We used net cash in investing activities of $22.1 million for the year ended December 31, 2006, $7.0 million for the year ended December 31, 2005 and $813,000 for the year ended December 31, 2004. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our recent sales and marketing efforts.

Net cash used in financing activities was $8.9 million for the year ended December 31, 2006, $5.0 million for the year ended December 31, 2005 and $54.7 million for the year ended December 31, 2004. Financing activities include borrowings and repayments on our various financing sources. We repaid debt of $2.9 million during the year ended December 31, 2006, $1.9 million during the year ended December 31, 2005 and $70.3 million during the year ended December 31, 2004. In addition, we paid dividends of $6.2 million in the year ended December 31, 2006 and $2.7 million in the year ended December 31, 2005.

We believe that cash flows from our existing portfolio, cash on hand and available borrowings on the existing credit facility will be sufficient to support our operations and lease origination activity in the near term. We do not expect to renew our current revolving credit facility in September 2007 and are currently exploring new financing options.

Borrowings

We utilize our credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to each facility. Borrowings outstanding consist of the following:

	December 31, 2005		December 31, 2006
						Maximum
	Amounts	Interest	Amounts	Interest	Unused	Facility
	Outstanding	Rate	Outstanding	Rate	Capacity	Amount
	(Dollars in thousands)

Revolving credit facility(1)	$161	8.75%	$5	9.75%	$29,995	$30,000
Subordinated notes payable	2,602	8.00-12.5%	—	—	—	—

	$2,763		$5		$29,995	$30,000

(1)	The unused capacity is subject to limitations based on lease eligibility and the borrowing base formula

On September 29, 2004, we entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), where we may borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bear interest at prime plus 1.5% for prime rate loans or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR loans. If a LIBOR loan is not renewed at maturity it automatically converts into a prime rate loan. The prime rates at December 31, 2005 and 2006 were 7.25% and 8.25%, respectively. The 90-day LIBOR rates at December 31, 2005 and 2006 were 4.53% and 5.36%, respectively. As of December 31, 2006, based on lease eligibility and the borrowing base formula, we had $20.8 million in excess availability on the CIT line of credit. As noted above, we do not expect to renew the CIT line of credit in September 2007 and are currently exploring new financing options.

Prior to obtaining the $30 million CIT line of credit, we had borrowings outstanding under a $192 million senior credit facility with a group of financial institutions, which failed to renew in September 2002. While cash flows from our portfolio were sufficient to repay borrowings under the $192 million senior credit facility, we were forced to suspend virtually all contract originations until a new source of liquidity was obtained. As of December 31, 2004, the loan under the $192 million senior credit facility had been fully repaid.

We have periodically financed our lease and service contracts through securitizations using special purpose entities. The assets of these special purpose entities are not available to pay our other creditors. However, the special purpose entities are included in our consolidated financial statements under generally accepted accounting principles. As a result, such assets and the related liabilities remained on our balance sheet and did not receive gain on sale treatment. The amounts borrowed under our securitization agreements were fully repaid as of December 31, 2004 and the special purpose entities associated with these agreements were subsequently dissolved.

Financial Covenants

Our CIT line of credit has financial covenants that we must comply with in order to obtain funding through the facility and to avoid an event of default. As of December 31, 2005 and 2006, we believe that we were in compliance with all covenants in our borrowing relationship.

Contractual Obligations and Lease Commitments

Contractual Obligations

We have entered into various agreements, such as debt and operating lease agreements that require future payments. At December 31, 2006, the $5,000 of outstanding borrowings on the revolving credit facility is due in September 2007 and our future minimum lease payments under non-cancelable operating leases are $237,000 in 2007, $237,000 in 2008, $237,000 in 2009 and $237,000 in 2010.

Lease Commitments

We accept lease applications on daily basis and have a pipeline of applications that have been approved, where a lease has not been originated. Our commitment to lend does not become binding until all of the steps in the lease origination process have been completed, including but not limited to the receipt of a complete and accurate lease document, all required supporting information and successful verification with the lessee. Since we fund on the same day a lease is successfully verified, we have no firm outstanding commitments to lend.

Market Risk and Financial Instruments

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of operations, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk, and are not represented in the analysis that follows.

The implicit yield on all of our leases and contracts is on a fixed interest rate basis due to the leases and contracts having scheduled payments that are fixed at the time of origination. When we originate or acquire leases or contracts, we base our pricing in part on the spread we expect to achieve between the implicit yield on each lease or contract and the effective interest rate we expect to incur in financing such lease or contract through our credit facility. Increases in interest rates during the term of each lease or contract could narrow or eliminate the spread, or result in a negative spread. We have adopted a policy designed to protect us against interest rate volatility during the term of each lease or contract.

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of December 31, 2006, we have repaid all of our fixed-rate subordinated debt and had only $5,000 of outstanding variable interest rate obligations.

Our CIT line of credit bears interest at rates which fluctuate with changes in the prime rate or the 90-day LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

We maintain an investment portfolio in accordance with our investment policy guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. We minimize investment risk by limiting the amount invested in any single security and by focusing on conservative investment choices with short terms and high credit quality standards. We do not use derivative financial instruments or invest for speculative trading purposes.

Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. Among other requirements, Statement No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract related to (a) the sale of financial assets, (b) a transfer to a qualifying special-purpose entity in a securitization where the resulting retained securities are classified as available-for-sale or trading securities or (c) an acquisition or assumption of an obligation to service a financial asset of a third party. Statement 156 is effective as of the beginning of fiscal years that begin after September 15, 2006. We believe that the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position is based on whether it is more likely than not that a tax position will be sustained upon examination based on its technical merits and measured at the largest amount of benefit that is more likely than not. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings. We believe that the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 contains guidance on correcting errors under the dual approach and transition guidance for correcting errors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 did not have a material effect on our current or previously issued financial statements.

See Note B of the notes to the consolidated financial statements included herein for a discussion of the impact of the adoption of SFAS No. 123(R), Share-Based Payment, effective January 1, 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7, under the caption Market Risk and Financial Instruments.

Item 8.	Financial Statements and Supplementary Data

Our Financial Statements, together with the related report of our Independent Registered Public Accounting Firm, appear on pages F-1 through F-21 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal controls

During the fourth quarter of our fiscal year ended December 31, 2006, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Corporation” and “Proposal 1 — Election of Directors,” included in our proxy statement for the 2007 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007, are hereby incorporated by reference.

Item 11.	Executive Compensation

The sections, “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Governance of the Corporation” included in our proxy statement for the 2007 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007, are hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section “Security Ownership of Certain Beneficial Owners and Management,” included in our proxy statement for the 2007 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The section “Governance of the Corporation” included in our proxy statement for the 2007 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007, is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The section “Proposal 2 — Ratification of the Selection of MicroFinancial’s Independent Registered Public Accounting Firm,” included in our proxy statement for the 2007 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

Our Financial Statements, together with the related report of the Independent Registered Public Accounting Firm, appear at pages F-1 through F-21 of this Form 10-K

(2) None

(3) Exhibits Index

Exhibit
Number		Description

3.1		Restated Articles of Organization, as amended. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.
3	.2†	Restated Bylaws, as amended.
10.1		Warrant Purchase Agreement dated April 14, 2003 among the Company, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.2		Form of Warrants to purchase Common Stock of the Company issued April 14, 2003, together with schedule of warrant holders. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.3		Co-Sale Agreement dated April 14, 2003 among the Company, Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle, Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr., and the Lenders named therein. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.4		Registration Rights Agreement dated April 14, 2003 among the Company and the Lenders named therein. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10	.5.1	Commercial Lease, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.25 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.5.2	Amendment to Lease #1, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.26 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.5.3	Lease Extension for the facility at 10-M Commerce Way, Woburn, MA dated September 16, 2003 among MicroFinancial Incorporated and Cummings Properties, LLC. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.
10	.5.4	Lease Extension #2 for the facility at 10-M Commerce Way, Woburn, MA dated July 15, 2005 among MicroFinancial Incorporated and Cummings Properties, LLC. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.6.1*	1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.6.2*	Forms of Restricted Stock Agreement grant under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.27 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.
10	.6.3*†	Form of incentive stock option agreement under 1998 Equity Incentive Plan.
10	.6.4*†	Form of non-qualified stock option agreement under 1998 Equity Incentive Plan.

Exhibit
Number		Description

10	.7*	Second Amended and Restated Employment Agreement between the Company and Peter R. Bleyleben dated July 15, 2005. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.8*†	Amended and Restated Employment Agreement between the Company and Richard F. Latour dated March 15, 2004.
10	.9*	Employment Agreement between the Company and James R. Jackson, Jr. dated May 4, 2005. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.10*	Employment Agreement between the Company and Stephen Constantino dated May 4, 2005. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.11*	Employment Agreement between the Company and Steven LaCreta dated May 4, 2005. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10.12		Warrant Certificate to purchase 100,000 shares of Common Stock, dated June 10, 2004 issued to Acorn Capital Group, LLC by MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on June 15, 2004.
10.13		Registration Rights Agreement dated June 10, 2004 by and among MicroFinancial Incorporated, Acorn Capital Group, LLC and Ampac Capital Solutions, LLC. Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on June 15, 2004.
10.14		Revolving Credit Agreement dated as of September 29, 2004, by and among Leasecomm Corporation and TimePayment Corp. LLC, as Borrowers, MicroFinancial Incorporated, The CIT Group/Commercial Services, Inc., as Agent, and the other financial institutions from time to time party thereto, as Lenders. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 4, 2004.
10.15		$30,000,000 Revolving Credit Note, dated as of September 29, 2004, issued by Leasecomm Corporation and TimePayment Corp. LLC and payable to the order of The CIT Group/Commercial Services, Inc. Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 4, 2004.
10.16		Guaranty dated as of September 29, 2004, by MicroFinancial Incorporated in favor of The CIT Group/Commercial Services, Inc., as Agent. Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on October 4, 2004.
10.17		Pledge Agreement, dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/Commercial Services, Inc., as Secured Party, on behalf of the Lenders. Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on October 4, 2004.
10.18		Security Agreement dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/Commercial Services, Inc., as Agent. Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on October 4, 2004.
10.19		Intellectual Property Security Agreement dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/Commercial Services, Inc., as Agent. Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on October 4, 2004.
10.20		Revolving Credit Assignment of Leases dated as of September 29, 2004, by and among Leasecomm Corporation, TimePayment Corp. LLC and The CIT Group/Commercial Services, Inc., as Agent. Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on October 4, 2004.
10.21		Warrant Purchase Agreement, dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/Commercial Services, Inc., as Investor. Incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on October 4, 2004.
10.22		Warrant Certificate, dated as of September 29, 2004, for the purchase of 50,000 shares of common stock, issued by MicroFinancial Incorporated in favor of The CIT Group/Commercial Services, Inc. Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on October 4, 2004.
10.23		Registration Rights Agreement dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/Commercial Services, Inc., as Holder. Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on October 4, 2004.

Exhibit
Number		Description

10	.24.1	Warrant Certificate, dated as of September 29, 2004 for the purchase of 75,000 shares of common stock, issued by MicroFinancial Incorporated in favor of Stonebridge Associates, LLC. Incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-Q filed on November 15, 2004.
10	.25.2	Amendment to Warrant Certificate, dated as of September 29, 2004 for the purchase of 75,000 shares of common stock, issued by MicroFinancial Incorporated in favor of Stonebridge Associates, LLC. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 2, 2004.
21	.1†	Subsidiaries of Registrant
23	.1†	Consent of Vitale, Caturano & Company, Ltd.
31	.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

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

Date: March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Bleyleben Peter R. Bleyleben	Chairman of the Board of Directors	March 27, 2007

/s/ Richard F. Latour Richard F. Latour	President, Chief Executive Officer, Treasurer, Clerk, Secretary and Director	March 27, 2007

/s/ James R. Jackson Jr. James R. Jackson Jr.	Vice President and Chief Financial Officer	March 27, 2007

/s/ Brian E. Boyle Brian E. Boyle	Director	March 27, 2007

/s/ John W. Everets John W. Everets	Director	March 27, 2007

/s/ Torrence C. Harder Torrence C. Harder	Director	March 27, 2007

/s/ Fritz Von Mering Fritz Von Mering	Director	March 27, 2007

/s/ Alan J. Zakon Alan J. Zakon	Director	March 27, 2007

MICROFINANCIAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MicroFinancial Incorporated:

We have audited the accompanying consolidated balance sheets of MicroFinancial Incorporated and its subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004, 2005 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2004, 2005 and 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B, the Company adopted SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2005.

/s/  Vitale, Caturano & Company, Ltd.

Boston, MA
January 26, 2007

MICROFINANCIAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands,
	except share
	and per share data)

ASSETS
Cash and cash equivalents	$32,926	$28,737
Net investment in leases:
Receivables due in installments	29,139	40,455
Estimated residual value	3,865	3,859
Initial direct costs	98	302
Less:
Advance lease payments and deposits	(35)	(50)
Unearned income	(3,658)	(13,682)
Allowance for credit losses	(8,714)	(5,223)

Net investment in leases	20,695	25,661
Investment in service contracts, net	1,626	613
Investment in rental contracts, net	3,025	313
Property and equipment, net	587	655
Other assets	1,447	652
Deferred income taxes, net	4,882	3,090

Total assets	$65,188	$59,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$161	$5
Subordinated notes payable	2,602	—
Accounts payable	1,099	1,038
Dividends payable	4,114	691
Other liabilities	2,094	1,110
Income taxes payable	431	741

Total liabilities	10,501	3,585

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2005 and 2006	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,713,899 and 13,811,442 shares issued and outstanding at December 31, 2005 and 2006, respectively	137	138
Additional paid-in capital	43,839	44,136
Retained earnings	10,711	11,862

Total stockholders’ equity	54,687	56,136

Total liabilities and stockholders’ equity	$65,188	$59,721

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except share and per share data)

Revenues:
Income on financing leases	$11,970	$4,140	$3,917
Rental income	31,009	25,359	20,897
Income on service contracts	5,897	3,467	1,870
Loss and damage waiver fees	4,016	2,863	1,895
Service fees and other	7,444	2,952	2,448
Interest income	31	503	1,415

Total revenues	60,367	39,284	32,442

Expenses:
Selling, general and administrative	26,821	20,884	14,499
Provision for credit losses	47,918	10,468	6,985
Depreciation and amortization	14,010	9,497	5,326
Interest	2,283	1,148	162

Total expenses	91,032	41,997	26,972

Income (loss) before provision (benefit) for income taxes	(30,665)	(2,713)	5,470
Provision (benefit) for income taxes	(20,449)	(1,053)	1,555

Net income (loss)	$(10,216)	$(1,660)	$3,915

Net income (loss) per common share — basic	$(0.77)	$(0.12)	$0.28

Net income (loss) per common share — diluted	$(0.77)	$(0.12)	$0.28

Weighted average shares outstanding — basic	13,182,833	13,567,640	13,791,403

Weighted average shares outstanding — diluted	13,182,833	13,567,640	13,958,759

Dividends declared per common share	$—	$0.50	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2005 and 2006

			Additional					Total
	Common Stock		Paid-In	Retained	Treasury Stock		Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Equity
	(In thousands, except share data)

Balance at December 31, 2003	13,410,646	$134	$44,245	$29,402	234,230	$(2,515)	$—	$71,266
Restricted stock granted	—	—	79	—	—	—	(79)	—
Amortization of unearned compensation	2,500	—	—	—	—	—	28	28
Treasury stock issued	—	—	(68)	—	(6,250)	68	—	—
Reclassification of treasury stock	(227,980)	(2)	(2,445)	—	(227,980)	2,447	—	—
Warrants issued	—	—	1,015	—	—	—	—	1,015
Net loss	—	—	—	(10,216)	—	—	—	(10,216)

Balance at December 31, 2004	13,185,166	132	42,826	19,186	—	—	(51)	62,093
Affect of adoption of SFAS No. 123(R)	—	—	(51)	—	—	—	51	—
Option exercises	432,500	4	(4)	—	—	—	—	—
Warrant exercises	322,938	3	776	—	—	—	—	779
Restricted stock granted	13,912	—	63	—	—	—	—	63
Stock-based compensation	—	—	842	—	—	—	—	842
Amortization of unearned compensation	5,000	—	15	—	—	—	—	15
Purchase and retirement of stock	(245,617)	(2)	(646)	—	—	—	—	(648)
Common stock dividends ($0.50 per share)	—	—	—	(6,815)	—	—	—	(6,815)
Tax benefit on stock options	—	—	18	—	—	—	—	18
Net loss	—	—	—	(1,660)	—	—	—	(1,660)

Balance at December 31, 2005	13,713,899	137	43,839	10,711	—	—	—	54,687
Warrant exercises	13,983	—	—	—	—	—	—	—
Stock issued for accrued compensation	56,141	1	199	—	—	—	—	200
Restricted stock granted	16,169	—	51	—	—	—	—	51
Stock-based compensation	—	—	10	—	—	—	—	10
Amortization of unearned compensation	11,250	—	37	—	—	—	—	37
Common stock dividends ($0.20 per share)	—	—	—	(2,764)	—	—	—	(2,764)
Net income	—	—	—	3,915	—	—	—	3,915

Balance at December 31, 2006	13,811,442	$138	$44,136	$11,862	—	$—	$—	$56,136

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Cash received from customers	$85,000	$55,231	$39,790
Cash paid to suppliers and employees	(26,373)	(20,066)	(13,762)
Cash (paid) received for income taxes	2,404	102	(453)
Interest paid	(2,364)	(542)	(120)
Interest received	27	503	1,415

Net cash provided by operating activities	58,694	35,228	26,870

Cash flows from investing activities:
Investment in lease contracts	(714)	(6,364)	(21,498)
Investment in direct costs	—	(59)	(345)
Investment in property and equipment	(99)	(555)	(271)

Net cash used in investing activities	(813)	(6,978)	(22,114)

Cash flows from financing activities:
Proceeds from secured debt	11,419	262	179
Repayment of secured debt	(69,978)	(135)	(335)
Repayment of short-term demand notes payable	(250)	—	—
Proceeds from issuance of subordinated debt	2,000	—	—
Repayment of subordinated debt	(110)	(1,771)	(2,602)
Decrease in restricted cash	2,376	—	—
Repayment of capital leases	(162)	(41)	—
Purchase and retirement of stock	—	(648)	—
Payment of dividends	—	(2,700)	(6,187)

Net cash used in financing activities	(54,705)	(5,033)	(8,945)

Net change in cash and cash equivalents	3,176	23,217	(4,189)
Cash and cash equivalents, beginning	6,533	9,709	32,926

Cash and cash equivalents, ending	$9,709	$32,926	$28,737

Reconciliation of net income (loss) to net cash provided by operating activitites:
Net income (loss)	$(10,216)	$(1,660)	$3,915
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(11,970)	(4,140)	(3,917)
Depreciation and amortization	14,010	9,497	5,326
Provision for credit losses	47,918	10,468	6,985
Recovery of equipment cost and residual value	39,522	20,755	12,309
Stock-based compensation expense	—	1,088	255
Amortization of unearned compensation	28	15	37
Non-cash interest expense	194	606	46
Changes in assets and liabilities:
Increase (decrease) in income taxes payable	(7,789)	431	310
Decrease (increase) in deferred income taxes	(11,255)	(1,382)	1,792
Decrease in other assets	736	1,053	678
Decrease in accounts payable	(712)	(1,375)	(61)
Decrease in other liabilities	(1,772)	(128)	(805)

Net cash provided by operating activities	$58,694	$35,228	$26,870

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$79	$63	$251
Fair market value of warrants issued	1,015	—	—
Warrants exercised by cancellation of debt	—	779	—
Reclassification of treasury stock to additional paid-in capital	2,447	—	—

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)

A.	Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment during 2006 was approximately $5,900 while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our line of credit.

Net losses incurred by us during the third and fourth quarters of 2002 caused us to be in default of certain debt covenants in our credit facility and securitization agreements. As a result, in September 2002, our credit facility failed to renew and we were forced to suspend substantially all origination activity. In June 2004, we secured a one-year $8 million line of credit and a $2 million three-year subordinated note that enabled us to resume contract originations. In conjunction with raising new capital, we also formed a wholly-owned operating subsidiary, TimePayment Corp. On September 29, 2004, we secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. The CIT line of credit replaced the $8 million line of credit under more favorable terms and conditions including, but not limited to, pricing at prime plus 1.5% or at the 90-day LIBOR plus 4%. In addition, we used the proceeds from the CIT line of credit to retire the outstanding debt with the former bank group.

We have also continued to take steps to reduce overhead, including a reduction in headcount from 203 employees at December 31, 2002 to 87 employees at December 31, 2005. During the year ended December 31, 2006 our employee headcount was decreased to 67 in a continued effort to maintain an infrastructure that is aligned with current business conditions.

B.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of MicroFinancial and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. We operate in one principal business segment, the leasing and renting of equipment and other financing services.

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

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments, collateralized repurchase agreements, commercial paper, certificates of deposit and US government and agency securities.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

As part of our servicing obligation under the securitization agreements, we collected cash receipts for financing contracts that had been pledged to special purpose entities. These collections were segregated into separate accounts for the benefit of the entities to which the related contracts were pledged or sold and were remitted to such entities on a weekly basis. These restrictions expired in 2004 after the securitization notes were repaid.

Leases and Revenue Recognition

Our lease contracts are accounted for as financing leases. At origination, we record the gross lease receivable, the unguaranteed residual value of the leased equipment, the initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the effective interest method, which results in a level rate of return on the net investment in leases. Unamortized unearned lease income and initial direct costs are written off if, in the opinion of management, the lease agreement is determined to be impaired.

In conjunction with the origination of leases, we may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. Impairment is recognized when cash flows expected to be realized subsequent to the end of the lease are expected to be less than the residual value recorded. Other revenues, such as loss and damage waiver fees and other service fees relating to leases, service contracts and rental contracts are recognized as they are earned. Sales taxes and property taxes collected from customers and remitted to governmental authorities are not included in revenues.

Allowance for Credit Losses

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses on our portfolio. Given the nature of the “microticket” market and the individual size of each transaction, the business does not warrant the creation of a formal credit review committee to review individual transactions. Rather, we developed a sophisticated, risk-adjusted pricing model and automated the credit scoring, approval and collection processes. We believe that with the proper risk-adjusted pricing model, we can grant credit to a wide range of applicants provided that we price appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, we do not evaluate transactions individually for the purpose of determining the adequacy of the allowance for credit losses. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and we maintain a general allowance against our entire portfolio utilizing historical collection statistics as the basis for the amount.

We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our “microticket” transactions. We review, on a static pool basis, the collection experience on various months’ originations and the recoveries made on accounts written off. The results of these static pool analyses reflect our actual historical collection experience. We then consider current delinquency statistics, credit scores of the lessees, current economic conditions and other relevant factors which might affect the performance of our portfolio. The combination of historical experience, credit scores, delinquency levels, and the review of current factors provide the basis for our analysis of the adequacy of the allowance. We take charge-offs against our receivables when such receivables are 360 days past due and no contact has been made with the lessee for 12 months. However, collection efforts continue and we recognize recoveries in future periods when cash is received.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Service Contracts

Our investment in cancelable service contracts on home and business security systems is recorded at cost and amortized over the seven year expected life of the contracts. Income on service contracts is recognized monthly as the related services are provided.

At December 31, 2005 and 2006, our investment in service contracts consisted of the following:

	December 31,
	2005	2006

Gross investment in service contracts	$5,302	$3,418
Less accumulated amortization	(3,676)	(2,805)

Investment in service contracts, net	$1,626	$613

Amortization expense on service contracts totaled $4,067,000, $3,151,000 and $1,016,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Upon retirement or other disposition, the cost and related accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of our investment in service contracts.

Investment in Rental Contracts

Our investment in rental contracts is either recorded at estimated residual value for converted leases and depreciated using the straight-line method over a period of twelve months or at the acquisition cost and depreciated using the straight line method over an estimated life of three years. Rental equipment consists of low-priced commercial equipment, including point-of-sale authorization systems and a wide variety of other equipment with similar characteristics.

At December 31, 2005 and 2006, our investment in rental contracts consisted of the following:

	December 31,
	2005	2006

Gross investment in rental contracts	$11,258	$7,387
Less accumulated depreciation	(8,233)	(7,074)

Investment in rental contracts, net	$3,025	$313

Depreciation expense on rental contracts totaled $9,142,000, $5,936,000 and $4,108,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts.

During the third quarter of 2005, we sold Transaction Enabling Systems, a limited liability company that we acquired in January 2001. The sale consisted of approximately 1,100 rental contracts each with monthly payments of $25. The sale allowed us to reverse a previously disputed liability of approximately $776,000, which was recorded as a reduction of selling, general and administrative expenses.

In January 2006, a dealer elected to repurchase $1,620,000 of rental contracts with a net book value of $1,303,000. We recorded a net gain on the sale of approximately $212,000 in January 2006 as we have no remaining obligations or interest in the contracts.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Office and computer equipment are recorded at cost and depreciated using the straight-line method over estimated lives of three to five years. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated life of the improvement. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and any resulting gain or loss is reflected in income.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, net investment in leases, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value.

Debt Issue Costs

Costs incurred in securing financing are capitalized and amortized over the term of the financing.

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

Reclassification of Prior Year Balances

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation. In the statements of operations for the years ended December 31, 2004 and 2005, interest income has been reclassified as a separate line item and in the December 31, 2005 balance sheet; $132,000 of inventory (returned equipment) was reclassified from property and equipment to other assets.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income (loss) per common share. At December 31, 2004, 1,675,000 options, 663,035 warrants, and 16,250 unvested shares of restricted stock were excluded from the computation of diluted net loss per share because their effect was antidilutive. At December 31, 2005, 1,242,500 options, 335,957 warrants, and 11,250 unvested shares of restricted stock were excluded from the computation of diluted net loss per share because their effect was antidilutive. At December 31, 2006, 1,075,000 options and 175,000 warrants were excluded from the computation of diluted net income per share because their effect was antidilutive.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2004	2005	2006

Net income (loss)	$(10,216)	$(1,660)	$3,915

Weighted-average shares outstanding used in computation of net income (loss) per share — basic	13,182,833	13,567,640	13,791,403
Dilutive effect of options, warrants and restricted stock	—	—	167,356

Shares used in computation of net income (loss) per common share — assuming dilution	13,182,833	13,567,640	13,958,759

Net income (loss) per common share — basic	$(0.77)	$(0.12)	$0.28

Net income (loss) per common share — diluted	$(0.77)	$(0.12)	$0.28

Stock-Based Employee Compensation

All stock options issued to directors and employees have an exercise price not less than the fair market value of our common stock on the date of grant and under the intrinsic-value method, there was no compensation expense recorded in our financial statements through December 31, 2004. Prior to 2005, we followed the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 required that compensation under a fair value method be determined and disclosed in a pro forma effect on earnings and earnings per share. Prior to 2005, we accounted for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The amortization of unearned compensation expense relating to restricted stock awards is reflected in net income (loss). Prior to 2005, no other stock-based employee compensation cost was reflected in net income (loss), as either all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant or options granted that result in variable compensation costs had an exercise price greater than the fair market value of the underlying common stock on December 31, 2004.

Effective January 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment.  SFAS 123(R) requires us to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered by SFAS 123(R) include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Under the modified prospective method of adoption, compensation cost was recognized during the years ended December 31, 2005 and 2006 for stock options. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchases or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For unvested awards, the compensation cost related to the remaining required service period that was not rendered upon the adoption date was determined by the compensation cost calculated for either recognition or pro forma disclosure under SFAS 123. Results for years prior to 2005 have not been restated. The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value based method to all outstanding and unvested awards for the year ended December 31, 2004.

2004

Net loss, as reported	$(10,216)
Add: Stock-based employee compensation expense included in reported net loss	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(877)

Pro forma net loss	$(11,065)

Net loss per share:
As reported — basic and diluted	$(0.77)

Pro forma — basic and diluted	$(0.84)

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. Among other requirements, Statement No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract related to (a) the sale of financial assets, (b) a transfer to a qualifying special-purpose entity in a securitization where the resulting retained securities are classified as available-for-sale or trading securities or (c) an acquisition or assumption of an obligation to service a financial asset of a third party. Statement 156 is effective as of the beginning of fiscal years that begin after September 15, 2006. We believe that the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position is based on whether it is more likely than not that a tax position will be sustained upon examination based on its technical merits and measured at the largest amount of benefit that is more likely than not. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings. We believe that the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 contains guidance on correcting errors under the dual approach and transition guidance for correcting errors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 did not have a material effect on our current or previously issued financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Net Investment in Leases

At December 31, 2006, future minimum payments on our lease receivables are as follows:

Year Ending December 31,

2007	$19,034
2008	10,013
2009	6,784
2010	3,420
2011	1,204

Total	$40,455

At December 31, 2006, the weighted-average remaining life of the leases in our portfolio is approximately 38 months and the weighted-average implicit rate of interest is approximately 29.7%.

A summary of the activity in our allowance for credit losses is as follows:

	Year Ended December 31,
	2004	2005	2006

Allowance for credit losses, beginning	$43,011	$14,963	$8,714
Provision for credit losses	47,918	10,468	6,985
Charge-offs	(81,763)	(22,806)	(16,069)
Recoveries	5,797	6,089	5,593

Allowance for credit losses, ending	$14,963	$8,714	$5,223

A summary of the changes in estimated residual value is as follows:

	Year Ended December 31,
	2004	2005	2006

Estimated residual value, beginning	$19,110	$9,502	$3,865
Lease originations	92	710	2,954
Terminations	(9,700)	(6,347)	(2,960)

Estimated residual value, ending	$9,502	$3,865	$3,859

Originations represent the residual value capitalized upon origination of leases and terminations represent the residual value deducted upon the termination of a lease that (i) is bought out during or at the end of the lease term, (ii) has completed its original lease term and converted to an extended rental contract or (iii) has been charged off by us.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Property and Equipment

At December 31, 2005 and 2006, our property and equipment consisted of the following:

	December 31,
	2005	2006

Computer equipment	$5,190	$4,184
Office equipment	1,184	691
Leasehold improvements	349	263

Total	6,723	5,138
Less accumulated depreciation and amortization	(6,136)	(4,483)

Net	$587	$655

Depreciation and amortization expense on property and equipment totaled $801,000, $410,000 and $202,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Total depreciation and amortization expense for property and equipment, service contracts and rental contracts was $14,010,000, $9,497,000 and $5,326,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

E.	Notes Payable and Subordinated Debt

At December 31, 2005 and 2006, our notes payable and subordinated debt consisted of the following:

	December 31,
	2005	2006

Credit facility — CIT	$161	$5
Subordinated notes	2,602	—

Total	$2,763	$5

Notes Payable

On September 29, 2004, we entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), where we may borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bear interest at prime plus 1.5% or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0%. If a LIBOR loan is not renewed at maturity it automatically converts into a prime rate loan. The prime rates at December 31, 2005 and 2006 were 7.25% and 8.25%, respectively. The 90-day LIBOR rates at December 31, 2005 and 2006 were 4.53% and 5.36%, respectively. As of December 31, 2005 and 2006, the interest rate on the CIT line of credit was 8.75% and 9.75%, respectively, and we were in compliance with all covenants under the CIT credit facility.

In connection with the CIT line of credit, we issued warrants to CIT to purchase 50,000 shares of our common stock at an exercise price of $0.825 per share which expire on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid-in capital and debt issue costs. The resulting debt issue cost of $139,000 is being amortized to interest expense under the effective interest method. Non-cash interest expense was $14,000, $43,000 and $46,000 for the years ended December 31, 2004, 2005 and 2006, respectively. We expect to amortize the remaining $36,000 in 2007.

We also issued warrants to our financial advisor, in connection with the CIT line of credit, to purchase 75,000 shares of our common stock at an exercise price of $3.704 per share which expire on September 28, 2011. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and debt issue costs. The resulting debt issue cost of $131,000 is being amortized

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the life of the CIT line of credit. Non-cash debt issue expense was $10,000, $39,000 and $39,000 for the years ended December 31, 2004, 2005 and 2006, respectively. We expect to amortize the remaining $43,000 in 2007.

Outstanding borrowings are collateralized by eligible lease contracts pledged to CIT. In addition, we granted CIT a security interest in all of our other assets. Our obligation to repay the CIT line of credit is subject to lease collateral availability and the borrowing base formula. The CIT line of credit expires on September 29, 2007.

Prior to obtaining the CIT line of credit, we had borrowings outstanding under a $192 million senior credit facility with a group of financial institutions which failed to renew as of September 30, 2002. At December 31, 2002, we were in default of certain covenants under this credit facility and on April 14, 2003, we entered into a long-term agreement with the lenders. This long-term agreement waived the covenant defaults and in consideration for this waiver, required the balance of the loan to be repaid over a term of 22 months at an interest rate of prime plus 2.0%. As of September 30, 2004, the loan under the senior credit facility was fully repaid.

Also, on April 14, 2003, we issued warrants to purchase an aggregate of 268,199 shares of our common stock at an exercise price of $0.825 per share. The warrants were issued to the lenders in connection with the waiver of the covenant defaults and the extension of our loan. Due to the anti-dilutive rights contained in the warrant agreement, on June 10, 2004, an additional 2,207 warrants were issued to the lenders and all of the warrants were re-priced to $0.815 per share. This was a result of the issuance of warrants in connection with the June 10, 2004 credit facility described below. The warrants held by the lenders became 50% exercisable on June 30, 2004. Since all of our obligations to the lenders were paid in full prior to September 30, 2004, the remaining 50% of the warrants were automatically canceled. During the year ended December 31, 2005, the cashless exercise of 24,736 warrants resulted in the issuance of 20,596 shares. During the year ended December 31, 2006, the cashless exercise of 17,668 warrants resulted in the issuance of 13,983 shares. The remaining 93,289 warrants expire on September 30, 2014. The $77,000 fair market value of the warrants as determined using the Black-Scholes option-pricing model was accounted for as additional paid in capital and was being amortized to interest expense under the effective interest method. As of December 31, 2004, because the debt had been repaid in full, the entire $77,000 had been amortized to interest expense. The resulting effective interest rate on the senior credit facility was prime plus 2.09%.

On June 10, 2004, we entered into a one year revolving line of credit where we could borrow a maximum of $8 million based upon qualified lease receivables at an interest rate of 15.6%. Upon the closing of the $30 million CIT line of credit, the $8 million line of credit was terminated.

In connection with the $8 million line of credit, we issued warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $6.00 per share which expire on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on notes payable. The resulting discount of $117,000 was being amortized to interest expense under the effective interest method. Since the $8 million line of credit was canceled as of September 29, 2004 the entire discount was accreted to interest expense during the year ended December 31, 2004.

Subordinated Notes Payable

At December 31, 2005, we had subordinated debt outstanding of $2,602,000. This debt was subordinated in the rights to our assets to notes payable to the primary lenders as described above. These borrowings had interest rates ranging from 8% to 12.0% and maturity dates ranging from March 2006 to November 2006. At December 31, 2006, these notes were paid in full.

In June 2004, we secured a commitment for a three year subordinated note for $2 million bearing interest at 13%, simultaneously with the closing of the $8 million credit line discussed above. In connection with the note, we issued warrants to purchase 110,657 shares of our common stock at an exercise price of $2.00 per share and 191,685 shares of our common stock at an exercise price of $2.91 per share, both expiring on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on subordinated notes payable. The resulting discount of $628,000 was

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized to interest expense under the effective interest method. Non-cash interest expense was $65,000 and $563,000 for the years ended December 31, 2004 and 2005, respectively.

In May 2005, the lender elected to exercise all the warrants issued in connection with the $2 million subordinated note. The lender paid the exercise price by cancelling $779,117 of the outstanding subordinated note. As of December 31, 2005, this note was fully repaid.

At December 31, 2005, subordinated notes payable included $652,000 due to stockholders, officers and directors. Interest paid to stockholders, officers and directors under such notes, at rates ranging between 8% and 12%, amounted to $78,000, $78,000 and $35,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Fair Value of Notes Payable and Subordinated Debt

The carrying amount of our variable rate CIT line of credit agreement approximates its fair value. The fair value of our long-term fixed rate borrowings is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2005, the carrying value of the fixed rate borrowings was approximately $2,602,000, with an estimated fair value of approximately $2,596,000.

F.	Stockholders’ Equity

Treasury Stock

We had 227,980 shares of common stock held in treasury, at cost, as of July 1, 2004. Effective July 1, 2004, the Commonwealth of Massachusetts adopted a legislative act that resulted in the elimination of treasury stock. In accordance with this change in the law we retroactively reclassified stockholders’ equity to reflect the retirement of our treasury stock. Accordingly, during the year ended December 31, 2004, common stock and additional paid-in capital were reduced by $2,000 and $2,445,000, respectively.

Stock Options and Restricted Stock

The 1998 Equity Incentive Plan (the “1998 Plan”) permits the Compensation Committee of our Board of Directors to make various long-term incentive awards, generally equity-based, to eligible persons. We reserved 4,120,380 shares of our common stock for issuance pursuant to the 1998 Plan. Qualified stock options, which are intended to qualify as “incentive stock options” under the Internal Revenue Code, may be issued to employees at an exercise price per share not less than the fair value of our common stock on the date of grant. Nonqualified stock options may be issued to our officers, employees and directors, as well as our consultants and agents, at an exercise price per share not less than fifty percent of the fair value of our common stock on the date of grant. The vesting periods and expiration dates of the grants are determined by the Board of Directors. The option period may not exceed ten years.

On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized and deferred compensation on the balance sheet was reduced. During the year ended December 31, 2004, 8,750 shares vested and $28,000 was amortized from unearned compensation to compensation expense. On adoption of SFAS 123(R), we reclassified the balance of deferred compensation to additional paid-in capital. During the year ended December 31, 2005, 5,000 shares vested and $15,000 was amortized to compensation expense. During the year ended December 31, 2006, 11,250 shares vested and $37,000 was amortized to compensation expense. As of December 31, 2006, 25,000 shares of restricted stock had not vested.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 14, 2005, the non-employee directors were granted a total of 13,912 shares of restricted stock with a fair value of $4.50 per share in accordance with our director compensation policy. These shares were fully vested on the date of issuance.

In February 2006, executive officers and directors were granted a total of 56,141 shares of restricted stock with a fair value of $3.55 per share for services rendered during the year ended December 31, 2005. In July 2006, the non-employee directors were granted a total of 15,078 shares of restricted stock with a fair value of $3.17 per share in accordance with our director compensation policy. In August 2006, a new non-employee director was granted a total of 1,091 shares of restricted stock with a fair value of $3.35 per share in accordance with our director compensation policy. These shares were fully vested on the date of issuance.

The following summarizes stock option activity for the years ended December 31, 2004 (no activity), 2005 and 2006 (no activity):

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price

Outstanding at December 31, 2003 and 2004	1,675,000	$0.86 to $13.544	$7.139
Exercised in 2005	(432,500)	$0.86 to $ 1.585	$1.250

Outstanding at December 31, 2005 and 2006	1,242,500	$1.585 to $13.544	$9.189

The options vest over five years based solely on service and are exercisable only after they become vested. At December 31, 2004, 2005 and 2006, 1,178,000, 1,090,500 and 1,195,500, respectively, of the outstanding options were fully vested. The total intrinsic value of all options exercised during the year ended December 31, 2005 was $1,554,000.

At December 31, 2005 and 2006, 1,242,500 shares of common stock were reserved for common stock option exercises. At December 31, 2005 and 2006, 1,763,952 and 1,666,642 shares of common stock were reserved for future grants.

Information relating to our outstanding stock options at December 31, 2006 is as follows:

	Outstanding			Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$12.31	359,391	2.16	$—	$12.31	359,391	$—
13.54	40,609	2.16	—	13.54	40,609	—
9.78	350,000	3.15	—	9.78	350,000	—
13.10	90,000	4.14	—	13.10	90,000	—
6.70	235,000	5.16	—	6.70	188,000	—
1.59	167,500	5.91	386,000	1.59	167,500	386,000

	1,242,500	4.26	$386,000	$9.29	1,195,500	$386,000

In March 2005, our Board of Directors accelerated the vesting of all of our President and CEO’s in the money options which resulted in the vesting of 70,000 options with an exercise price of $1.585 and 80,000 options with an exercise price of $0.86. As a result of the acceleration, we recognized additional compensation expense of $566,000 for the year ended December 31, 2005. In addition, our Board of Directors elected to allow the cashless exercise of options exercised during the year ended December 31, 2005. As a result of the circumstances of the exercises, all awards made under the 1998 Plan have been classified as share-based liability awards. During the year ended December 31, 2005, the total share-based employee compensation cost recognized for stock options was $1,025,000 and we recognized a related income tax benefit of approximately $291,000. During the year ended

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, the total share-based employee compensation cost recognized for stock options was $255,000 and we did not recognize a related income tax benefit as no options were exercised.

In November 2005, FASB issued FASB Staff Position SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the statements of operations and cash flows for the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123(R).

In accordance with SFAS 123(R), for share-based liability awards, we recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As of December 31, 2006, $29,000 of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of three months. In addition, we will recognize any incremental compensation cost as it is incurred. For the years ended December 31, 2005 and 2006, we recognized an additional $53,000 and $23,000, respectively, in compensation expense due to the change in the fair value of the share-based liability awards outstanding.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures as prescribed by SFAS 123. Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of the stock, the risk-free interest rate and the dividend yield.

There were no options granted during the years ended December 31, 2004, 2005 and 2006. The fair values as of December 31, 2005, of the outstanding options classified as liability instruments under SFAS 123(R)were estimated using expected lives of two to four years, annualized volatility of 79.50%, an expected dividend yield of 5.13% and risk-free interest rates of 3.82% to 4.05%. The fair values as of December 31, 2006, were estimated using expected lives of one to three years, annualized volatility of 40.45%, an expected dividend yield of 5.14% and a risk-free interest rate of 4.82%.

The expected life represents the average period of time that the options are expected to be outstanding given consideration to vesting schedules; annualized volatility is based on historical volatilities of our common stock; dividend yield represents the current dividend yield expressed as a constant percentage of our stock price and the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the measurement date for periods corresponding to the expected life of the option. At each subsequent reporting date, we recalculate the fair value of our share-based liability awards based on current assumptions.

Common Stock Reserved

We reserved shares of common stock at December 31, 2006 as follows:

Warrants	318,289
Stock options	1,242,500
Restricted stock grants	25,000
Reserved for future grants	1,666,642

Total	3,252,431

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2004	2005	2006

Current:
Federal	$(8,045)	$168	$(416)
State	(1,149)	161	179

	(9,194)	329	(237)

Deferred:
Federal	(12,098)	(978)	2,039
State	843	(404)	(247)

	(11,255)	(1,382)	1,792

Total	$(20,449)	$(1,053)	$1,555

At December 31, 2005 and 2006, the components of the net deferred tax asset were as follows:

	2005	2006

Deferred tax assets:
Allowance for credit losses	$2,781	$1,747
Accrued expenses	101	315
Depreciation and amortization	2,100	7,760
Federal alternative minimum tax credit	1,551	1,345
Federal NOL carryforward	2,453	1,020
State NOL and other state attributes	3,764	3,451
State valuation allowance	(3,576)	(2,915)

Total deferred tax assets	9,174	12,723

Deferred tax liabilities:
Lease receivable and unearned income	(2,991)	(7,969)
Residual value	(1,262)	(1,543)
Initial direct costs	(39)	(121)

Total deferred tax liabilities	(4,292)	(9,633)

Net deferred tax asset	$4,882	$3,090

At December 31, 2006, we had a Federal loss carry-forward of approximately $3.0 million which may be used to offset future income. This loss carry-forward is available for use against future Federal income until expiration in 2024. In addition, at December 31, 2006, we had State net operating loss carry-forwards of $41.2 million which may be used to offset future income. The State NOL’s have restrictions and expire in approximately two to twenty years. We recorded a valuation allowance against our State deferred tax assets as it is unlikely that these deferred tax assets will be fully realized.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

	Year Ended December 31,
	2004	2005	2006

Federal statutory rate	(35.00)%	(35.00)%	35.00%
State income taxes, net of federal benefit	(5.60)	(4.13)	6.36
State valuation allowance	7.63	(6.90)	(7.49)
IRS audit settlement	—	—	(7.03)
Nondeductible expenses and other	(33.71)	7.22	1.58

Effective income tax rate	(66.68)%	(38.81)%	28.42%

The calculation of our tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. We record liabilities for estimated tax obligations for federal and state purposes. For the year ended December 31, 2004, the nondeductible expenses and other rate of (33.71%) includes a benefit of $7.9 million that resulted from a reduction in our estimate of certain tax liabilities included on our balance sheet. For the years ended December 31, 2005 and 2006, the nondeductible expenses and other rate of 7.22% and 1.58%, respectively, includes certain non-deductible stock-based compensation.

Our 1997 through 2003 tax years were audited by the Internal Revenue Service. As part of the audit, the Internal Revenue Service Agent had proposed several adjustments to our federal tax returns that would have required us to pay the IRS an amount between $8.0 and $10.0 million. Such payments would have been offset by an adjustment to our deferred tax asset as the amount would likely have been recoverable in future periods. We filed a formal protest under the appeals process challenging these adjustments and reached a final settlement in December 2006 which required us to pay $31,000 in additional taxes and $9,000 in interest. The income tax provision for the year ended December 31, 2006 includes a net benefit of $385,000 resulting from the IRS audit settlement.

H.	Commitments and Contingencies

Operating Leases

The lease for our facility in Woburn, Massachusetts expires in 2010. At December 31, 2006, future minimum lease payments under non-cancelable operating leases are $237,000 in 2007, $237,000 in 2008, $237,000 in 2009 and $237,000 in 2010. Rental expense under operating leases totaled $631,000, $668,000 and $275,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Legal Matters

We are subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on our results of operations or financial position.

In October 2003, we were served with a purported class action complaint filed in United States District Court for the District of Massachusetts alleging violations of the federal securities laws. The purported class would have consisted of all persons who purchased our securities between February 5, 1999 and October 30, 2002. The Complaint asserted that during this period we made a series of materially false or misleading statements about our business, prospects and operations, including with respect to certain lease provisions, our course of dealings with our vendor/dealers, and our reserves for credit losses. In April 2004, an Amended Class Action Complaint was filed which added additional defendants and expanded upon the prior allegations with respect to us. We filed a Motion to Dismiss the Amended Complaint. On June 13, 2006, the Court granted our Motion to Dismiss the Amended Complaint with Prejudice and on July 12, 2006, the plaintiffs filed an appeal. On December 6, 2006, the parties filed

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an Agreement of Dismissal whereby the plaintiffs voluntarily agreed to dismiss their appeal with prejudice and without payment by us.

Lease Commitments

We accept lease applications on a daily basis and, as a result, we have a pipeline of applications that have been approved, where a lease has not been originated. Our commitment to lend does not become binding until all of the steps in the origination process have been completed, including the receipt of the lease, supporting documentation and verification with the lessee. Since we fund on the same day a lease is verified, we have no outstanding commitments to lend.

I.	Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are eligible to contribute up to 100% of their gross salary until they reach the maximum annual contribution amount allowed under the Internal Revenue Code. We contribute $0.50 for every $1.00 contributed by an employee up to 3% of the employee’s salary. Vesting of our contributions is over a five-year period at 20% per year. Our contributions to the defined contribution plan were $53,000 and $47,000 for the years ended December 31, 2005 and 2006, respectively. For the year ended December 31, 2004 we were able to fully settle our obligation by offsetting the match against the forfeiture account.

J.	Concentration of Credit Risk

Our financial instruments that are exposed to concentration of credit risk consist primarily of lease and rental receivables and cash and cash equivalent balances. To reduce our risk, credit policies are in place for approving leases and lease pools are monitored by us. In addition, cash and cash equivalents are maintained with several high-quality financial institutions.

During the year ended December 31, 2004, our top four dealers accounted for 65.09% of all of the leases originated at 21.84%, 16.83%, 15.71%, and 10.71%, respectively. During the year ended December 31, 2005, our top three dealers accounted for 47.29% of all of the leases originated at 26.61%, 10.64%, and 10.04%, respectively. During the year ended December 31, 2006, our top dealer accounted for 13.91% of all of the leases originated.

We service leases and rental contracts in all 50 states of the United States and its territories. As of both December 31, 2005 and 2006, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of our portfolio. Only California accounted for more than 10% of the total portfolio as of December 31, 2005 at approximately 14%. As of December 31, 2006, California, Florida, New York and Texas accounted for approximately 13%, 11%, 8%, and 7%, respectively, of the total portfolio. None of the remaining states accounted for more than 4% of such total.

The majority of our portfolio consists of authorization systems for point-of-sale (“POS”), card-based payments by, for example, debit, credit, gift and charge cards. POS authorization systems require the use of a POS terminal capable of reading a cardholder’s account information from the card’s magnetic strip and combining this information with the amount of the sale entered via a POS terminal keypad, or POS software used on a personal computer to process a sale. The terminal electronically transmits this information over a communications network to a computer data center and then displays the returned authorization or verification response on the POS terminal.