Form 10-Q
period 2007-03-31
MICROFINANCIAL INC
filed 2007-05-11
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of April 30, 2007, 13,894,096 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2006	2007
ASSETS
Cash and cash equivalents	$28,737	$23,970
Net investment in leases:
Receivables due in installments	40,455	49,597
Estimated residual value	3,859	4,966
Initial direct costs	302	386
Less:
Advance lease payments and deposits	(50)	(52)
Unearned income	(13,682)	(17,993)
Allowance for credit losses	(5,223)	(4,810)

Net investment in leases	25,661	32,094

Investment in service contracts, net	613	481
Investment in rental contracts, net	313	168
Property and equipment, net	655	653
Other assets	652	507
Deferred income taxes, net	3,090	3,090

Total assets	$59,721	$60,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$5	$24
Accounts payable	1,038	511
Dividends payable	691	695
Other liabilities	1,110	1,420
Income taxes payable	741	1,338

Total liabilities	3,585	3,988

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2006 and March 31, 2007	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,811,442 and 13,891,596 shares issued at December 31, 2006 and March 31, 2007, respectively	138	139
Additional paid-in capital	44,136	44,452
Retained earnings	11,862	12,384

Total stockholders’ equity	56,136	56,975

Total liabilities and stockholders’ equity	$59,721	$60,963

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
Revenues:
Income on financing leases	$672	$2,033
Rental income	5,721	3,924
Income on service contracts	555	361
Loss and damage waiver fees	551	444
Service fees and other	1,103	386
Interest income	315	323

Total revenues	8,917	7,471

Expenses:
Selling, general and administrative	4,207	3,568
Provision for credit losses	1,610	1,523
Depreciation and amortization	1,765	463
Interest	81	13

Total expenses	7,663	5,567

Income before provision for income taxes	1,254	1,904
Provision for income taxes	490	687

Net income	$764	$1,217

Net income per common share — basic	$0.06	$0.09

Net income per common share — diluted	$0.05	$0.09

Weighted-average shares:
Basic	13,762,979	13,860,534

Diluted	13,905,902	14,072,449

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
Cash flows from operating activities:
Cash received from customers	$12,178	$9,547
Cash paid to suppliers and employees	(4,587)	(3,537)
Income taxes paid	(150)	(90)
Interest paid	(70)	(1)
Interest received	315	323

Net cash provided by operating activities	7,686	6,242

Cash flows from investing activities:
Investment in lease and rental contracts	(2,922)	(10,138)
Investment in direct costs	(54)	(142)
Investment in property and equipment	(68)	(57)

Net cash used in investing activities	(3,044)	(10,337)

Cash flows from financing activities:
Proceeds from secured debt	40	19
Repayment of subordinated debt	(1,800)	—
Payment of dividends	(4,118)	(691)

Net cash used in financing activities	(5,878)	(672)

Net change in cash and cash equivalents	(1,236)	(4,767)
Cash and cash equivalents, beginning of period	32,926	28,737

Cash and cash equivalents, end of period	$31,690	$23,970

Reconciliation of net income to net cash provided by operating activities:
Net income	$764	1,217
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(672)	(2,033)
Depreciation and amortization	1,765	463
Provision for credit losses	1,610	1,523
Recovery of equipment cost and residual value	4,159	4,232
Stock-based compensation expense	84	392
Non-cash interest expense (amortization of debt discount)	11	12
Changes in assets and liabilities:
Current taxes payable	(150)	597
Deferred income taxes	490	—
Other assets	205	132
Accounts payable	(595)	(219)
Other liabilities	15	(74)

Net cash provided by operating activities	$7,686	$6,242

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$199	$307
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
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.
     The balance sheet at December 31, 2006 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Allowance for Credit Losses
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the “microticket” market and the individual size of each transaction, the business does not warrant the creation of a formal credit review committee to review individual transactions. Rather, we have developed a sophisticated, risk-adjusted pricing model and automated the credit scoring, approval and collection processes. We believe that with the proper risk-adjusted pricing model, we can grant credit to a wide range of applicants provided that we price appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquencies and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, we do not evaluate transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and we maintain a general allowance against our entire portfolio utilizing historical collection statistics as the basis for the amount.
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

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
     A summary of the activity in our allowance for credit losses for the three months ended March 31, 2007 is as follows:

Allowance for credit losses at December 31, 2006		$5,223
Provision for credit losses		1,523
Charge-offs	(3,095)
Recoveries	1,159

Charge-offs, net of recoveries		(1,936)

Allowance for credit losses at March 31, 2007		$4,810

Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. At March 31, 2006, 1,075,000 options and 175,000 warrants were excluded from the computation of diluted net income per share because their effect was antidilutive. At March 31, 2007, 1,115,188 options and 100,000 warrants were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Three Months Ended
	March 31,
	2006	2007
Net income	$764	$1,217

Weighted average common shares outstanding	13,762,979	13,860,534
Dilutive effect of common stock options, warrants and restricted stock	142,923	211,915

Shares used in computation of net income per common share — diluted	13,905,902	14,072,449

Net income per common share — basic	$0.06	$0.09

Net income per common share — diluted	$0.05	$0.09

     Stock-Based Employee Compensation
     Under our 1998 Equity Incentive Plan, we reserved 4,120,380 shares of common stock for issuance. In February 2007, we granted ten year options to our executive officers to purchase 40,188 shares of common stock at an exercise price of $5.77 per share. The fair value of these awards was $2.08 per share. The options vest on the fifth anniversary of their grant. No options were exercised or cancelled during the three months ended March 31, 2007.
     On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized. As of March 31, 2007, 27,500 shares were fully vested between these two directors.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
     Information relating to stock options at March 31, 2007 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value
$12.31	359,391	1.91	$—	$12.31	359,391	$—
13.54	40,609	1.91	—	13.54	40,609	—
9.78	350,000	2.90	—	9.78	350,000	—
13.10	90,000	3.89	—	13.10	90,000	—
6.70	235,000	4.91	—	6.70	217,000	—
1.59	167,500	5.66	602	1.59	167,500	602
5.77	40,188	9.92	—	5.77	—	—

	1,282,688	3.61	$602	$9.23	1,224,500	$602

     During the three months ended March 31, 2006 and 2007, the total share based employee compensation cost recognized was $84,000 and $392,000, respectively.
     For share-based liability awards, we recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As a result of modifications to certain awards in 2005, some awards made under the plan have been classified as share-based liability awards. As of March 31, 2007, our share-based liability awards were fully vested. We recognize any additional incremental compensation cost as it is incurred. For the three months ended March 31, 2006 and 2007, we recognized additional compensation expense of $8,000 and $354,000, respectively, due to the change in the fair value of the share-based liability awards outstanding.
     We estimate the fair value of our stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SEC Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures as prescribed by SFAS 123. Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of the stock, the risk-free interest rate and the dividend yield.
     The fair values as of March 31, 2007, of the outstanding options classified as liability instruments under SFAS 123(R) were estimated using expected lives of one to three years, annualized volatility of 43%, an expected dividend yield of 3.86% and a risk free interest rate of 4.58%.
     The expected life represents the average period of time that the options are expected to be outstanding given consideration to vesting schedules; annualized volatility is based on historical volatilities of our common stock; dividend yield represents the current dividend yield expressed as a constant percentage of our stock price and the risk free rate is based on the U.S. Treasury yield curve in effect on the measurement date for periods corresponding to the expected life of the option. At each subsequent reporting date, we are required to remeasure the fair value of our share-based liability awards.
C. Notes Payable
     On September 29, 2004, we entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), where we may borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bear interest at prime plus 1.5% or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0%. If a LIBOR loan is not renewed at maturity it automatically converts

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
into a prime rate loan. The prime rate at each of December 31, 2006 and March 31, 2007 was 8.25%. The 90-day LIBOR rates at December 31, 2006 and March 31, 2007 were 5.36% and 5.35%, respectively. As of each of December 31, 2006 and March 31, 2007, the interest rate on the line of credit was 9.75% and we were in compliance with all covenants under the line of credit.
D. Commitments and Contingencies
Legal Matters
     We are involved in certain legal proceedings arising in the ordinary course of business. While the outcome of these proceedings cannot be predicted, we do not believe the ultimate resolution of any existing matters will have a material effect on our results of operations or financial position.
Lease Commitments
     We accept lease applications on a daily basis and, as a result, we have a pipeline of applications that have been approved, where a lease has not been originated. Our commitment to lend does not become binding until all of the steps in the lease origination process have been completed, including the receipt of the lease, supporting documentation and verification with the lessee. Since we fund on the same day a lease is verified, we have no outstanding commitments to lend.
E. Recent Accounting Pronouncements
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.
     As of December 31, 2006 and March 31, 2007, we had a liability of $760,000 for unrecognized tax benefits and a liability of $160,000 for accrued interest and penalties related to various state income tax matters. Of these amounts, approximately $600,000 would impact our effective tax rate after a $320,000 federal tax benefit for state income taxes. We do not expect that our unrecognized tax benefits will change significantly within the next 12 months.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2004 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2001.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following information should be read in conjunction with our condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. We caution that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such statements contain a number of risks and uncertainties, including but not limited to: our need for financing in order to originate leases and contracts; our dependence on point-of-sale authorization systems and expansion into new markets; our significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; changes in our regulatory environment; the availability of qualified personnel, and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. We cannot assure that we will be able to anticipate or respond timely to changes which could adversely affect our operating results. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock. Statements relating to past dividend payments or our current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in our business, see the risk factors included in our most recent Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission.
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by us during 2006 was approximately $5,900. Between October 2002 and June 2004, an interruption in our financing sources forced us to suspend substantially all origination activity. In June 2004, we secured a credit facility which enabled us to resume contract originations through TimePayment Corp., a new wholly-owned operating subsidiary. In September 2004, we secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group.
     We continue to take steps to control our overhead, including a reduction in headcount from 87 at December 31, 2005 to 67 at December 31, 2006. During the three months ended March 31, 2007, our employee headcount increased to 73 as we hired additional sales and marketing personnel to support our sales and marketing initiatives.
Critical Accounting Policies
     Our significant accounting policies are more fully described in Note B to the condensed consolidated financial statements included in this Quarterly Report and in Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of our consolidated financial position and results of operations. These policies require the application of significant judgment by us and as a result, are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information obtained from dealers and other sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the three months ended March 31, 2007.
Results of Operations — Three months ended March 31, 2007 compared to the three months ended March 31, 2006
     Revenue

	Three Months Ended March 31,
	2006	Change	2007
	(Dollars in thousands)
Income on financing leases	$672	202.5%	$2,033
Rental income	5,721	(31.4)	3,924
Income on service contracts	555	(35.0)	361
Loss and damage waiver fees	551	(19.4)	444
Service fees and other income	1,103	(65.0)	386
Interest income	315	2.5	323

Total revenues	$8,917	(16.2)%	$7,471

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
     Total revenues for the three months ended March 31, 2007 were $7.5 million, a decrease of $1.4 million, or 16.2%, from the three months ended March 31, 2006. The overall decrease was due to a decrease of $1.8 million in rental income, a decrease of $717,000 in service fees and other income, and a decrease of $194,000 in income on service contracts partially offset by an increase of $1.4 million in income on financing leases. The overall decrease in revenue can be attributed to the decrease in the size of our portfolio of rentals and service contracts outstanding during the period. The shrinking rental and service contract portfolio is a direct result of our being forced to suspend virtually all new originations in October 2002 due to an interruption in our financing sources. Service fees and other income for the three months ended March 31, 2006 includes a $212,000 gain on the sale of rental contracts. Revenues are expected to remain at or near current levels until originations begin to outpace the rate of attrition of contracts in the existing portfolio.
     Selling, General and Administrative

	Three Months Ended March 31,
	2006	Change	2007
	(Dollars in thousands)
Selling, general and administrative	$4,207	(15.2)%	$3,568
As a percent of revenue	47.2%		47.8%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $639,000 for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The decrease was primarily driven by reductions in legal and professional fees of $170,000, and a reduction of $263,000 in collection expense. These expense reductions were a result of the settlement of outstanding litigation, a decrease in our portfolio of rentals and service contracts, an improvement in the credit quality of our lease portfolio and our cost control efforts. Personnel-related expenses increased by $114,000 as lower payroll and benefits costs were offset by a $308,000 increase in stock-based compensation expense.
Provision for Credit Losses

	Three Months Ended March 31,
	2006	Change	2007
	(Dollars in thousands)
Provision for credit losses	$1,610	(5.4)%	$1,523
As a percent of revenue	18.1%		20.4%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $87,000 for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, while net charge-offs decreased by 30.2% to $1.9 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. Dealer funding was $10.1 million for the three months ended March 31, 2007 compared to $2.9 million for the three months ended March 31, 2006.
     Depreciation and Amortization

	Three Months Ended March 31,
	2006	Change	2007
	(Dollars in thousands)
Depreciation — fixed assets	$57	3.5%	$59
Depreciation — rental equipment	1,317	(79.3)	272
Amortization — service contracts	391	(66.2)	132

Total depreciation and amortization	$1,765	(73.8)%	$463

As a percent of revenue	19.8%		6.2%
     Depreciation and amortization expense consists of depreciation on fixed assets and rental equipment, and the amortization of service contracts. Fixed assets are recorded at cost and depreciated over their expected useful lives. Certain rental contracts are originated as a result of the renewal provisions of our lease agreements where at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. The rental equipment is recorded at its residual value and depreciated over a term of 12 months. This term represents the estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed.
     We also offer a financial product where the customer signs a rental agreement, which allows the customer, assuming the contract is current and no event of default exists, to terminate the contract at any time by returning the equipment and providing us with 30 days notice. These assets are recorded at cost and depreciated over an estimated life of 36 months. This term is based upon our historical experience. In the event that the contract terminates prior to the end of the 36 month period, the remaining net book value is expensed.
     Service contracts are recorded at cost and amortized over their estimated life of 84 months. In a typical service contract acquisition, a homeowner will purchase a home security system and simultaneously sign a contract with the security dealer for monthly monitoring of the system. The security dealer will then sell the rights to that monthly payment to us. We perform all of the processing, billing, collection and administrative work on the service contract. The estimated life is based upon the expected life of such contracts in the security monitoring industry and our historical experience. In the event the contract terminates prior to the end of the 84 month term, the remaining net book value is expensed.
     Depreciation expense on rental contracts decreased by $1.0 million and amortization of service contracts decreased by $259,000 for the three months ended March 31, 2007, as compared to the three months ended March

31, 2006. The decreases in depreciation and amortization are due to the decrease in the overall size of our portfolio of rental equipment and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment increased by $2,000 for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.
     Interest Expense

	Three Months Ended March 31,
	2006	Change	2007
	(Dollars in thousands)
Interest	$81	(84.0)%	$13
As a percent of revenue	0.9%		0.2%
     We pay interest on borrowings under our senior credit facility and subordinated notes payable. Interest expense decreased by $68,000 for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. This decrease resulted primarily from our decreased level of borrowings. At March 31, 2007, we had notes payable of $24,000, compared to total debt of $1.0 million consisting of notes payable of $201,000 and subordinated notes payable of $802,000 at March 31, 2006.
     Provision for Income Taxes

	Three Months Ended March 31,
	2006	2007
	(Dollars in thousands)
Provision for income taxes	$490	$687
As a percent of revenue	5.5%	9.2%
As a percent of income before taxes	39.1%	36.1%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $197,000 for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. This increase resulted primarily from the $650,000 increase in pre-tax income partially offset by a decrease in the effective tax rate from 39.1% for the three months ended March 31, 2006 to 36.1% for the three months ended March 31, 2007. The decrease in the overall effective tax rate is primarily due to our expected utilization of certain state net operating loss carryforwards which results in a lower effective state tax rate.
     Other Operating Data
     Dealer funding was $10.1 million for the three months ended March 31, 2007, an increase of $7.2 million or 247.0%, compared to the three months ended March 31, 2006. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $45.2 million at December 31, 2006 to $55.2 million at March 31, 2007. Net cash provided by operating activities decreased by $1.4 million, or 18.8%, to $6.2 million during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
Exposure to Credit Losses
     The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts, and service contracts in our portfolio. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

(dollars in thousands)	December 31, 2006		March 31, 2007
Current	$29,027	71.8%	$38,952	78.5%
31-60 days past due	1,607	4.0	1,755	3.5
61-90 days past due	825	2.0	819	1.7
Over 90 days past due	8,996	22.2	8,071	16.3

Gross receivables due in installments	$40,455	100.0%	$49,597	100.0%

Liquidity and Capital Resources
     General
     Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions or portfolios. In the near term, we expect to finance the business utilizing the cash on hand and our line of credit which matures in September 2007. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes and capital expenditures.
     For the three months ended March 31, 2007 and 2006, our primary source of liquidity was cash provided by operating activities. We generated cash flow from operations of $6.2 million for the three months ended March 31, 2007 compared to $7.7 million for the three months ended March 31, 2006. At March 31, 2007, we had approximately $24,000 outstanding under our revolving credit facility and had available borrowing capacity of approximately $27.5 million as described below.
     We used net cash in investing activities of $10.3 million during the three months ended March 31, 2007 and $3.0 million for the three months ended March 31, 2006. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.
     Net cash used in financing activities was $672,000 for the three months ended March 31, 2007 and $5.9 million for the three months ended March 31, 2006. Financing activities primarily consist of the repayment of notes payable and dividend payments.
     We believe that cash flows from our portfolio, cash on hand and available borrowings on our credit facility will be sufficient to support our operations and lease origination activity in the near term. We do not expect to renew our current revolving credit facility in September 2007 and are currently evaluating new financing proposals.
Borrowings
     We utilize our credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	December 31, 2006		March 31, 2007
	Amount	Interest	Amount	Interest	Unused	Maximum
(dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$5	9.75%	$24	9.75%	$29,976	$30,000

(1)   The unused capacity is subject to the borrowing base formula.

     On September 29, 2004, we entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), where we may borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bear interest at prime plus 1.5% for prime rate loans or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR loans. If a LIBOR loan is not renewed at maturity it automatically converts into a prime rate loan. The prime rate at each of December 31, 2006 and March 31, 2007 was 8.25%. The 90-day LIBOR rates at December 31, 2006 and March 31, 2007 were 5.36% and 5.35%, respectively. As of March 31, 2007, based on the borrowing base formula, we had approximately $27.5 million in available borrowing capacity. As noted above, we do not expect to renew the CIT line of credit in September 2007 and are currently evaluating new financing proposals.
     Our CIT line of credit has financial covenants that we must comply with in order to obtain funding through the facility and to avoid an event of default. As of March 31, 2007 and December 31, 2006, we believe that we were in compliance with all covenants in our borrowing relationship.
Dividends
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
     During the three months ended March 31, 2007, we declared a dividend of $0.05 payable to shareholders of record on March 30, 2007.
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
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements that require future payments. As of March 31, 2007, the $24,000 of outstanding borrowings on the CIT line of credit is due in September 2007 and our future minimum lease payments under non-cancelable operating leases are $178,000 in 2007, $237,000 in 2008, $237,000 in 2009 and $237,000 in 2010.
     Commitments
     We accept lease applications on a daily basis and have a pipeline of applications that have been approved, where a lease has not yet been originated. Our commitment to lend does not become binding until all of the steps in the lease origination process have been completed, including but not limited to, the receipt of a complete and accurate lease document, all required supporting information and successful verification with the lessee. Since we fund on the same day a lease is successfully verified, we have no firm outstanding commitments to lend.
Recent Accounting Pronouncements
     See Note E of the notes to the unaudited condensed consolidated financial statements for a discussion of the impact of recent accounting pronouncements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     The following discussion about our risk management activities includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of operations, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk, and are not represented in the analysis that follows.
     The implicit yield on all of our leases and contracts is on a fixed interest rate basis due to the leases and contracts having scheduled payments that are fixed at the time of origination. When we originate or acquire leases or contracts, we base our pricing in part on the spread we expect to achieve between the implicit yield on each lease or contract and the effective interest rate we expect to incur in financing such lease or contract through our credit facility. Increases in interest rates during the term of a lease or contract could narrow or eliminate the spread, or result in a negative spread. We have adopted a policy designed to protect us against interest rate volatility.
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of March 31, 2007, we have repaid all of our fixed-rate debt and had only $24,000 of outstanding variable interest rate obligations. Given the current level of borrowings our interest rate risk is not material.
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
     Internal Controls: During the fiscal quarter ended March 31, 2007, no changes were made to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
ITEM 1. Legal Proceedings
     We are involved in certain legal proceedings arising in the ordinary course of business. While the outcome of these proceedings cannot be predicted, we do not believe the ultimate resolution of any existing matters will have a material effect on our results of operations or financial position.
ITEM 1A. Risk Factors
For a discussion of the material risks that we face relating to our business, financial performance and industry, as well as other risks that an investor in our common stock may face, see the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
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

Date: May 10, 2007