Form 10-Q
period 2007-06-30
MICROFINANCIAL INC
filed 2007-08-10
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
          As of July 31, 2007, 13,958,278 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2006	2007
ASSETS
Cash and cash equivalents	$28,737	$18,109
Net investment in leases:
Receivables due in installments	40,455	61,634
Estimated residual value	3,859	6,342
Initial direct costs	302	488
Less:
Advance lease payments and deposits	(50)	(65)
Unearned income	(13,682)	(23,347)
Allowance for credit losses	(5,223)	(4,884)

Net investment in leases	25,661	40,168

Investment in service contracts, net	613	377
Investment in rental contracts, net	313	188
Property and equipment, net	655	711
Other assets	652	642
Deferred income taxes, net	3,090	1,536

Total assets	$59,721	$61,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$5	$44
Accounts payable	1,038	829
Dividends payable	691	697
Other liabilities	1,110	803
Income taxes payable	741	647

Total liabilities	3,585	3,020

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2006 and June 30, 2007	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,811,442 and 13,944,096 shares issued at December 31, 2006 and June 30, 2007, respectively	138	139
Additional paid-in capital	44,136	45,436
Retained earnings	11,862	13,136

Total stockholders’ equity	56,136	58,711

Total liabilities and stockholders’ equity	$59,721	$61,731

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Revenues:
Income on financing leases	$724	$2,653	$1,396	$4,686
Rental income	5,594	3,514	11,315	7,438
Income on service contracts	488	329	1,043	690
Loss and damage waiver fees	493	473	1,044	917
Service fees and other	535	330	1,638	716
Interest income	323	247	638	570

Total revenues	8,157	7,546	17,074	15,017

Expenses:
Selling, general and administrative	3,926	3,158	8,133	6,726
Provision for credit losses	1,627	1,677	3,237	3,200
Depreciation and amortization	1,674	347	3,439	810
Interest	31	13	112	26

Total expenses	7,258	5,195	14,921	10,762

Income before provision for income taxes	899	2,351	2,153	4,255
Provision for income taxes	361	902	851	1,589

Net income	$538	$1,449	$1,302	$2,666

Net income per common share – basic	$0.04	$0.10	$0.09	$0.19

Net income per common share – diluted	$0.04	$0.10	$0.09	$0.19

Weighted-average shares:
Basic	13,786,523	13,912,228	13,774,816	13,886,524

Diluted	13,928,808	14,129,399	13,918,788	14,101,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2006 and 2007
(In thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2005	13,713,899	$137	$43,839	$10,711	$54,687
Warrant exercises	13,983	—	—	—	—
Stock issued for accrued compensation	56,141	1	199	—	200
Stock-based compensation	—	—	111	—	111
Amortization of unearned compensation	2,500	—	8	—	8
Common stock dividends ($0.10 per share)	—	—	—	(1,382)	(1,382)
Net income	—	—	—	1,302	1,302

Balance at June 30, 2006	13,786,523	$138	$44,157	$10,631	$54,926

Balance at December 31, 2006	13,811,442	$138	$44,136	$11,862	$56,136
Warrant exercises	50,000	—	41	—	41
Stock issued for accrued compensation	77,654	1	307	—	308
Stock-based compensation	—	—	4	—	4
Conversion of share-based liability awards to equity awards	—	—	932	—	932
Amortization of unearned compensation	5,000	—	16	—	16
Common stock dividends ($0.10 per share)	—	—	—	(1,392)	(1,392)
Net income	—	—	—	2,666	2,666

Balance at June 30, 2007	13,944,096	$139	$45,436	$13,136	$58,711

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2007
Cash flows from operating activities:
Cash received from customers	$21,821	$19,621
Cash paid to suppliers and employees	(8,159)	(6,453)
Income taxes paid	(409)	(129)
Interest paid	(94)	(1)
Interest received	638	570

Net cash provided by operating activities	13,797	13,608

Cash flows from investing activities:
Investment in lease and rental contracts	(6,117)	(22,431)
Investment in direct costs	(109)	(317)
Investment in property and equipment	(127)	(183)

Net cash used in investing activities	(6,353)	(22,931)

Cash flows from financing activities:
Proceeds from secured debt	63	39
Repayment of secured debt	(205)	—
Repayment of subordinated debt	(2,302)	—
Proceeds from exercise of common stock warrants	—	41
Payment of dividends	(4,807)	(1,385)

Net cash used in financing activities	(7,251)	(1,305)

Net change in cash and cash equivalents	193	(10,628)
Cash and cash equivalents, beginning of period	32,926	28,737

Cash and cash equivalents, end of period	$33,119	$18,109

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,302	$2,666
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(1,396)	(4,686)
Depreciation and amortization	3,439	810
Provision for credit losses	3,237	3,200
Recovery of equipment cost and residual value	6,543	9,405
Stock-based compensation expense	135	525
Non-cash interest expense (amortization of debt discount)	22	24
Changes in assets and liabilities:
Current taxes payable	(409)	(94)
Deferred income taxes	851	1,554
Other assets	216	(14)
Accounts payable	(438)	98
Other liabilities	295	120

Net cash provided by operating activities	$13,797	$13,608

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$200	$308
Conversion of share-based liability awards to equity awards	—	932
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
A. Nature of Business
     MicroFinancial Incorporated (referred to as “Microfinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment is approximately $6,200 while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our line of credit.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.
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

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
     A summary of the activity in our allowance for credit losses is as follows:

	Six Months Ended
	June 30,
	2006	2007
Allowance for credit losses, beginning	$8,714	$5,223
Provision for credit losses	3,237	3,200
Charge-offs	(8,193)	(5,986)
Recoveries	3,101	2,447

Allowance for credit losses, ending	$6,859	$4,884

Net Income per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. For the three and six months ended June 30, 2006, 1,075,000 options and 175,000 warrants were excluded from the computation of diluted net income per share because their effect was antidilutive. For the three months ended June 30, 2007, 1,075,000 options and 100,000 warrants were excluded from the computation of diluted net income per share because their effect was antidilutive. For the six months ended June 30, 2007, 1,115,188 options and 100,000 warrants were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net income	$538	$1,449	$1,302	$2,666

Weighted average common shares outstanding	13,786,523	13,912,228	13,774,816	13,886,524
Dilutive effect of common stock options, warrants and restricted stock	142,285	217,171	143,972	214,912

Shares used in computation of net income per common share — diluted	13,928,808	14,129,399	13,918,788	14,101,436

Net income per common share — basic	$0.04	$0.10	$0.09	$0.19

Net income per common share — diluted	$0.04	$0.10	$0.09	$0.19

Stock-Based Employee Compensation
     Under our 1998 Equity Incentive Plan, we reserved 4,120,380 shares of common stock for issuance. In February 2007, we granted ten year options to our executive officers to purchase 40,188 shares of common stock at an exercise price of $5.77 per share. The fair value of these awards was $2.08 per share. The options vest on the fifth anniversary of their grant. No options were exercised or cancelled during the six months ended June 30, 2007.
     On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant and

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized. As of June 30, 2007, 30,000 shares were fully vested between these two directors.
     Information relating to stock options outstanding at June 30, 2007 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value
$ 12.31	359,391	1.66	$—	$ 12.31	359,391	$—
13.54	40,609	1.66	—	13.54	40,609	—
9.78	350,000	2.66	—	9.78	350,000	—
13.10	90,000	3.65	—	13.10	90,000	—
6.70	235,000	4.67	—	6.70	235,000	—
1.59	167,500	5.41	773	1.59	167,500	773
5.77	40,188	9.67	17	5.77	—	—

	1,282,688	3.36	$790	$ 9.19	1,242,500	$773

     During the three months ended June 30, 2006 and 2007, the total share based employee compensation cost recognized was $51,000 and $133,000, respectively. During the six months ended June 30, 2006 and 2007, the total share based employee compensation cost recognized was $135,000 and $525,000, respectively.
     For share-based liability awards, we recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As a result of modifications to certain awards in 2005, some awards made under our plan were classified as share-based liability awards. We recognize any additional incremental compensation cost (benefit) for share-based liability awards as it is incurred. As of March 31, 2007, our share-based liability awards were fully vested. In April 2007, we modified the exercise terms of all our outstanding share-based liability awards by restricting the settlement methods available to the option holders and converted these awards to equity awards. As a result of the modifications, our cumulative share-based compensation liability of $932,000 was reclassified to additional paid-in capital.
     For the three months ended June 30, 2006 and 2007, we recognized incremental compensation expense (benefit) of $(7,000) and $120,000, respectively, due to the change in the fair value of the share-based liability awards outstanding. For the six months ended June 30, 2006 and 2007, we recognized incremental compensation expense of $1,000 and $474,000, respectively, due to the change in the fair value of the share-based liability awards outstanding.
     We estimate the fair value of our stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and SEC Staff Accounting Bulletin No. 107. Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of the stock, the risk-free interest rate and the dividend yield.
     The fair values as of April 2007, of the outstanding options previously classified as liability instruments under SFAS 123(R) were estimated using expected lives of one to three years, annualized volatility of 43.43%, an expected dividend yield of 3.64% and a risk free interest rate of 4.58%.
     The expected life represents the average period of time that the options are expected to be outstanding given consideration to vesting schedules; annualized volatility is based on historical volatilities of our common stock; dividend yield represents the current dividend yield expressed as a constant percentage of our stock price and the risk free rate is based on the U.S. Treasury yield curve in effect on the measurement date for periods corresponding

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
to the expected life of the option. We were previously required to remeasure the fair value of our share-based liability awards at each reporting date.
C. Notes Payable
     On September 29, 2004, we entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), where we may borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bear interest at prime plus 1.5% or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0%. If a LIBOR loan is not renewed at maturity it automatically converts into a prime rate loan. The prime rate at each of December 31, 2006 and June 30, 2007 was 8.25%. The 90-day LIBOR rate at each of December 31, 2006 and June 30, 2007 was 5.36%. As of each of December 31, 2006 and June 30, 2007, the interest rate on the line of credit was 9.75%. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty.
     On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified lease receivables. Outstanding borrowings bear interest at prime or at LIBOR plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default.
D. Commitments and Contingencies
Legal Matters
     We are involved in certain legal proceedings arising in the ordinary course of business. While the outcome of these proceedings cannot be predicted, we do not believe the ultimate resolution of any existing matters will have a material effect on our results of operations or financial position.
Lease Commitments
     We accept lease applications on a daily basis and have a pipeline of applications that have been approved where a lease has not been originated. Our commitment to lend does not become binding until all of the steps in the lease origination process have been completed, including the receipt of the lease, supporting documentation and verification with the lessee. Since we fund on the same day a lease is verified, we have no outstanding commitments to lend.
E. Recent Accounting Pronouncements
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.
     As of December 31, 2006 and June 30, 2007, we had a liability of $760,000 for unrecognized tax benefits and a liability of $160,000 and $180,000, respectively, for accrued interest and penalties related to various state income tax matters. Of these amounts, approximately $610,000 would impact our effective tax rate after a $330,000 federal tax benefit for state income taxes. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months, however at this time we are unable to estimate the change.
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
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment is approximately $6,200. Between October 2002 and June 2004, an interruption in our financing sources forced us to suspend substantially all origination activity conducted through our subsidiary Leasecomm Corporation. In June 2004, we secured a credit facility which enabled us to resume contract originations through TimePayment Corp., a new wholly-owned operating subsidiary. In September 2004, we secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. On July 20, 2007, we terminated and paid off the CIT line of credit and on August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank.
     We continue to take steps to control our overhead, including a reduction in headcount from 87 at December 31, 2005 to 67 at December 31, 2006. During the six months ended June 30, 2007, our employee headcount increased to 74 as we hired additional sales and marketing personnel to support our sales and marketing initiatives.
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
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the six months ended June 30, 2007.
Results of Operations — Three months ended June 30, 2007 compared to the three months ended June 30, 2006
     Revenue

	Three Months Ended June 30,
	2006	Change	2007
	(Dollars in thousands)
Income on financing leases	$724	266.4%	$2,653
Rental income	5,594	(37.2)	3,514
Income on service contracts	488	(32.6)	329
Loss and damage waiver fees	493	(4.1)	473
Service fees and other income	535	(38.3)	330
Interest income	323	(23.5)	247

Total revenues	$8,157	(7.5)%	$7,546

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
     Total revenues for the three months ended June 30, 2007 were $7.5 million, a decrease of $611,000, or 7.5%, from the three months ended June 30, 2006. The overall decrease was due to a decrease of $2.1 million in rental income, a decrease of $205,000 in service fees and other income, and a decrease of $159,000 in income on service contracts partially offset by an increase of $1.9 million in income on financing leases. The overall decrease in revenue can be attributed to the decrease in the size of our portfolio of rentals and service contracts outstanding during the period. The shrinking rental and service contract portfolio is a direct result of our being forced to suspend virtually all originations in October 2002 due to an interruption in our financing sources. Revenues are expected to remain at or near current levels until originations begin to outpace the rate of attrition of contracts in the existing portfolio.
     Selling, General and Administrative

	Three Months Ended June 30,
	2006	Change	2007
	(Dollars in thousands)
Selling, general and administrative	$3,926	(19.6)%	$3,158
As a percent of revenue	48.1%		41.8%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $768,000 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The decrease was primarily driven by reductions of $339,000 in legal fees and $265,000 in collection expense. These expense reductions were a result of the settlement of outstanding litigation, a decrease in our portfolio of rentals and service contracts, an improvement in the credit quality of our lease portfolio and our cost control efforts.
     Provision for Credit Losses

	Three Months Ended June 30,
	2006	Change	2007
	(Dollars in thousands)
Provision for credit losses	$1,627	3.1%	$1,677
As a percent of revenue	19.9%		22.2%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $50,000 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, while net charge-offs decreased by 30.8% to $1.6 million. The provision was based on providing a general allowance for leases funded during the period and our analysis of actual and expected losses in our portfolio. Dealer funding was $12.3 million for the three months ended June 30, 2007 compared to $3.2 million for the three months ended June 30, 2006.
     Depreciation and Amortization

	Three Months Ended June 30,
	2006	Change	2007
	(Dollars in thousands)
Depreciation – fixed assets	$48	41.7%	$68
Depreciation – rental equipment	1,370	(87.4)	172
Amortization – service contracts	256	(58.2)	107

Total depreciation and amortization	$1,674	(79.3)%	$347

As a percent of revenue	20.5%		4.6%
     Depreciation and amortization expense consists of depreciation on fixed assets and rental equipment, and the amortization of service contracts. Fixed assets are recorded at cost and depreciated over their expected useful lives. Certain rental contracts are originated as a result of the renewal provisions of our lease agreements where at the end of lease term, the customer may elect to continue to rent the equipment on a month-to-month basis. The rental equipment is recorded at its residual value and depreciated over a term of 12 months. This term represents the estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed.
     We also offer a rental agreement, which allows the customer, assuming the contract is current and no event of default exists, to terminate the contract at any time by returning the equipment and providing us with 30 days notice. These assets are recorded at cost and depreciated over an estimated life of 36 months. This term is based upon our historical experience. In the event that the contract terminates prior to the end of the 36 month period, the remaining net book value is expensed.
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
     Depreciation expense on rental contracts decreased by $1.2 million and amortization of service contracts decreased by $149,000 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The decreases in depreciation and amortization are due to the decrease in the overall size of our portfolio of rental equipment and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment increased by $20,000 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.

     Interest Expense

	Three Months Ended June 30,
	2006	Change	2007
	(Dollars in thousands)
Interest	$31	(58.1)%	$13
As a percent of revenue	0.4%		0.2%
     We pay interest on borrowings under our senior credit facility and subordinated notes payable. Interest expense decreased by $18,000 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. This decrease resulted primarily from our decreased level of borrowings. At June 30, 2007, we had notes payable of $44,000, compared to total debt of $319,000 consisting of notes payable of $19,000 and subordinated notes payable of $300,000 at June 30, 2006.
     Provision for Income Taxes

	Three Months Ended June 30,
	2006	2007
	(Dollars in thousands)
Provision for income taxes	$361	$902
As a percent of revenue	4.4%	12.0%
As a percent of income before taxes	40.2%	38.4%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $541,000 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. This increase resulted primarily from the $1.5 million increase in pre-tax income and was partially offset by a decrease in the effective tax rate from 40.2% for the three months ended June 30, 2006 to 38.4% for the three months ended June 30, 2007. The decrease in the overall effective tax rate is primarily due to our expected utilization of certain state net operating loss carryforwards which results in a lower effective state tax rate.
Other Operating Data
     Dealer funding was $12.3 million for the three months ended June 30, 2007, an increase of $9.1 million or 284.8%, compared to the three months ended June 30, 2006. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $55.2 million at March 31, 2007 to $68.5 million at June 30, 2007. Net cash provided by operating activities increased by $1.3 million, or 20.5%, to $7.4 million during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.
Results of Operations — Six months ended June 30, 2007 compared to the six months ended June 30, 2006
     Revenue

	Six Months Ended June 30,
	2006	Change	2007
	(Dollars in thousands)
Income on financing leases	$1,396	235.7%	$4,686
Rental income	11,315	(34.3)	7,438
Income on service contracts	1,043	(33.8)	690
Loss and damage waiver fees	1,044	(12.2)	917
Service fees and other income	1,638	(56.3)	716
Interest income	638	(10.7)	570

Total revenues	$17,074	(12.0)%	$15,017

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
     Total revenues for the six months ended June 30, 2007 were $15.0 million, a decrease of $2.1 million, or 12.0%, from the six months ended June 30, 2006. The overall decrease was due to a decrease of $3.9 million in rental income, a decrease of $922,000 in service fees and other income, and a decrease of $353,000 in income on service contracts partially offset by an increase of $3.3 million in income on financing leases. The overall decrease in revenue can be attributed to the decrease in the size of our portfolio of rentals and service contracts outstanding during the period. The shrinking rental and service contract portfolio is a direct result of our being forced to suspend virtually all originations in October 2002 due to an interruption in our financing sources. Service fees and other income for the six months ended June 30, 2006 includes a $212,000 gain on the sale of rental contracts. Revenues are expected to remain at or near current levels until originations begin to outpace the rate of attrition of contracts in the existing portfolio.
     Selling, General and Administrative

	Six Months Ended June 30,
	2006	Change	2007
	(Dollars in thousands)
Selling, general and administrative	$8,133	(17.3)%	$6,726
As a percent of revenue	47.6%		44.8%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $1.4 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The decrease was primarily driven by reductions in legal and professional fees of $519,000, and a reduction of $528,000 in collection expense. These expense reductions were a result of the settlement of outstanding litigation, a decrease in our portfolio of rentals and service contracts, an improvement in the credit quality of our lease portfolio and our cost control efforts. Personnel-related expenses increased by $72,000 as lower payroll and benefits costs were offset by a $390,000 increase in stock-based compensation expense.
     Provision for Credit Losses

	Six Months Ended June 30,
	2006	Change	2007
	(Dollars in thousands)
Provision for credit losses	$3,237	(1.1)%	$3,200
As a percent of revenue	19.0%		21.3%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $37,000 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, while net charge-offs decreased by 30.5% to $3.5 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. Dealer funding was $22.4 million for the six months ended June 30, 2007 compared to $6.1 million for the six months ended June 30, 2006.

     Depreciation and Amortization

	Six Months Ended June 30,
	2006	Change	2007
	(Dollars in thousands)
Depreciation – fixed assets	$105	21.0%	$127
Depreciation – rental equipment	2,687	(83.5)	443
Amortization – service contracts	647	(62.9)	240

Total depreciation and amortization	$3,439	(76.4)%	$810

As a percent of revenue	20.1%		5.4%
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
     We also offer a rental agreement, which allows the customer, assuming the contract is current and no event of default exists, to terminate the contract at any time by returning the equipment and providing us with 30 days notice. These assets are recorded at cost and depreciated over an estimated life of 36 months. This term is based upon our historical experience. In the event that the contract terminates prior to the end of the 36 month period, the remaining net book value is expensed.
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
     Depreciation expense on rental contracts decreased by $2.2 million and amortization of service contracts decreased by $407,000 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The decreases in depreciation and amortization are due to the decrease in the overall size of our portfolio of rental equipment and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment increased by $22,000 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.
     Interest Expense

	Six Months Ended June 30,
	2006	Change	2007
	(Dollars in thousands)
Interest	$112	(76.8)%	$26
As a percent of revenue	0.7%		0.2%
     We pay interest on borrowings under our senior credit facility and subordinated notes payable. Interest expense decreased by $86,000 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. This decrease resulted primarily from our decreased level of borrowings. At June 30, 2007, we had notes payable of $44,000, compared to total debt of $319,000, consisting of notes payable of $19,000 and subordinated notes payable of $300,000, at June 30, 2006.

     Provision for Income Taxes

	Six Months Ended June 30,
	2006	2007
	(Dollars in thousands)
Provision for income taxes	$851	$1,589
As a percent of revenue	5.0%	10.6%
As a percent of income before taxes	39.5%	37.3%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $738,000 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. This increase resulted primarily from the $2.1 million increase in pre-tax income partially offset by a decrease in the effective tax rate from 39.5% for the six months ended June 30, 2006 to 37.3% for the six months ended June 30, 2007. The decrease in the overall effective tax rate is primarily due to our expected utilization of certain state net operating loss carryforwards which results in a lower effective state tax rate.
     Other Operating Data
     Dealer funding was $22.4 million for the six months ended June 30, 2007, an increase of $16.3 million or 266.7%, compared to the six months ended June 30, 2006. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $45.2 million at December 31, 2006 to $68.5 million at June 30, 2007. Net cash provided by operating activities decreased by $189,000, or 1.4%, to $13.6 million during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
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

(dollars in thousands)	December 31, 2006		June 30, 2007
Current	$29,027	71.8%	$51,109	82.9%
31-60 days past due	1,607	4.0	2,213	3.6
61-90 days past due	825	2.0	1,350	2.2
Over 90 days past due	8,996	22.2	6,962	11.3

Gross receivables due in installments	$40,455	100.0%	$61,634	100.0%

Liquidity and Capital Resources
     General
     Our business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions or portfolios. In the near term, we expect to finance the business utilizing the cash on hand and our new three-year $30 million line of credit with Sovereign Bank. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes and capital expenditures.
     For the six months ended June 30, 2007 and 2006, our primary source of liquidity was cash provided by operating activities. We generated cash flow from operations of $13.6 million for the six months ended June 30, 2007 compared to $13.8 million for the six months ended June 30, 2006. At June 30, 2007, we had approximately $44,000 outstanding under our CIT line of credit. The CIT line of credit was paid off on July 20, 2007.
     We used net cash in investing activities of $22.9 million during the six months ended June 30, 2007 and $6.4 million for the six months ended June 30, 2006. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.
     Net cash used in financing activities was $1.3 million for the six months ended June 30, 2007 and $7.3 million for the six months ended June 30, 2006. Financing activities primarily consist of the repayment of notes payable and dividend payments.
     We believe that cash flows from our portfolio, cash on hand and available borrowings on our new three-year $30 million line of credit with Sovereign Bank will be sufficient to support our operations and lease origination activity in the near term.
Borrowings
     We utilize our line of credit to fund the origination and acquisition of leases. Borrowings outstanding under the CIT line of credit consist of the following:

	December 31, 2006		June 30, 2007
	Amount	Interest	Amount	Interest
(dollars in thousands)	Outstanding	Rate	Outstanding	Rate
Revolving credit facility	$ 5	9.75%	$ 44	9.75%

     On September 29, 2004, we entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), where we could borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bore interest at prime plus 1.5% for prime rate loans or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR loans. If a LIBOR loan was not renewed at maturity it automatically converted into a prime rate loan. The prime rate at each of December 31, 2006 and June 30, 2007 was 8.25%. The 90-day LIBOR rates at each of December 31, 2006 and June 30, 2007 was 5.36%. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty, and CIT released its security interests and liens.
     On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified lease receivables. Outstanding borrowings bear interest at prime or at LIBOR plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default.

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
     During the six months ended June 30, 2007, we declared dividends of $0.05 payable to shareholders of record on each of March 30, 2007 and June 29, 2007.
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
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements that require future payments. As of June 30, 2007, the $44,000 of outstanding borrowings on the CIT line of credit was due in September 2007 and our future minimum lease payments under non-cancelable operating leases were $119,000 in 2007, $237,000 in 2008, $237,000 in 2009 and $237,000 in 2010.
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of June 30, 2007, we have repaid all of our fixed-rate debt and had only $44,000 of outstanding variable interest rate obligations. Given the current level of borrowings our interest rate risk is not material.
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
     Internal Controls: During the fiscal quarter ended June 30, 2007, no changes were made to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
The following matters were approved at our annual meeting of stockholders, which was held on May 16, 2007.
A.	For the election of nominees for the Board of Directors:

Name of Director	For	Authority Withheld
Peter R. Bleyleben	11,835,481	357,872
John W. Everets	11,867,476	325,877
Richard F. Latour	11,983,252	210,101
B.	For the proposal to ratify the appointment of Vitale, Caturano & Co. as our independent registered public accounting firm for the year ending December 31, 2007:

For	Against	Abstain
12,070,471	84,895	37,988
ITEM 6. Exhibits

(a)	Exhibits index

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By:/s/ Richard F. Latour
President and Chief Executive Officer

By: /s/ James R. Jackson Jr.
Vice President and Chief Financial Officer
Date: August 9, 2007