Form 10-Q
period 2007-09-30
MICROFINANCIAL INC
filed 2007-11-09
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2007, 13,960,778 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	September 30,
	2006	2007
ASSETS
Cash and cash equivalents	$28,737	$9,437
Net investment in leases:
Receivables due in installments	40,455	76,660
Estimated residual value	3,859	7,987
Initial direct costs	302	605
Less:
Advance lease payments and deposits	(50)	(93)
Unearned income	(13,682)	(29,033)
Allowance for credit losses	(5,223)	(5,306)

Net investment in leases	25,661	50,820

Investment in service contracts, net	613	282
Investment in rental contracts, net	313	122
Property and equipment, net	655	749
Other assets	652	838
Deferred income taxes, net	3,090	649

Total assets	$59,721	$62,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$5	$—
Accounts payable	1,038	945
Dividends payable	691	698
Other liabilities	1,110	734
Income taxes payable	741	618

Total liabilities	3,585	2,995

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2006 and September 30, 2007	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,811,442 and 13,958,278 shares issued at December 31, 2006 and September 30, 2007, respectively	138	140

Additional paid-in capital	44,136	45,520
Retained earnings	11,862	14,242

Total stockholders’ equity	56,136	59,902

Total liabilities and stockholders’ equity	$59,721	$62,897

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues:
Income on financing leases	$1,007	$3,406	$2,403	$8,092
Rental income	5,121	3,268	16,436	10,706
Income on service contracts	435	303	1,478	993
Loss and damage waiver fees	431	524	1,475	1,442
Service fees and other	437	415	2,075	1,131
Interest income	411	182	1,049	752

Total revenues	7,842	8,098	24,916	23,116

Expenses:
Selling, general and administrative	3,312	3,134	11,445	9,861
Provision for credit losses	1,887	1,919	5,124	5,119
Depreciation and amortization	1,195	288	4,634	1,098
Interest	23	13	135	39

Total expenses	6,417	5,354	21,338	16,117

Income before provision for income taxes	1,425	2,744	3,578	6,999
Provision for income taxes	573	941	1,424	2,530

Net income	$852	$1,803	$2,154	$4,469

Net income per common share – basic	$0.06	$0.13	$0.16	$0.32

Net income per common share – diluted	$0.06	$0.13	$0.15	$0.32

Weighted-average shares:
Basic	13,803,996	13,956,881	13,784,650	13,910,234

Diluted	13,942,572	14,180,213	13,928,399	14,146,696

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 31, 2006 and September 30, 2007
(In thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2006	13,811,442	$138	$44,136	$11,862	$56,136
Warrant exercises	50,000	—	41	—	41
Stock issued for accrued compensation	77,654	2	307	—	309
Restricted stock granted	11,682	—	72	—	72
Stock-based compensation	—	—	9	—	9
Conversion of share-based liability awards to equity awards	—	—	932	—	932
Amortization of unearned compensation	7,500	—	24	—	24
Common stock dividends ($0.15 per share)	—	—	—	(2,090)	(2,090)
Net income	—	—	—	4,469	4,469

Balance at September 30, 2007	13,958,278	$140	$45,521	$14,241	$59,902

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2007
Cash flows from operating activities:
Cash received from customers	$30,840	$30,143
Cash paid to suppliers and employees	(10,905)	(9,892)
Income taxes paid	(456)	(212)
Interest paid	(105)	(3)
Interest received	1,049	752

Net cash provided by operating activities	20,423	20,788

Cash flows from investing activities:
Investment in lease and rental contracts	(12,426)	(37,219)
Investment in direct costs	(206)	(527)
Investment in property and equipment	(216)	(297)

Net cash used in investing activities	(12,848)	(38,043)

Cash flows from financing activities:
Proceeds from secured debt	83	46
Repayment of secured debt	(205)	(50)
Repayment of subordinated debt	(2,302)	—
Proceeds from exercise of common stock warrants	—	41
Payment of dividends	(5,497)	(2,083)

Net cash used in financing activities	(7,921)	(2,046)

Net change in cash and cash equivalents	(346)	(19,301)
Cash and cash equivalents, beginning of period	32,926	28,738

Cash and cash equivalents, end of period	$32,580	$9,437

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,154	$4,397
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(2,403)	(8,092)
Depreciation and amortization	4,634	1,098
Provision for credit losses	5,124	5,119
Recovery of equipment cost and residual value	9,497	15,187
Stock-based compensation expense	207	537
Non-cash interest expense (amortization of debt discount)	34	37
Changes in assets and liabilities:
Current taxes payable	(431)	835
Deferred income taxes	1,424	1,554
Other assets	551	(223)
Accounts payable	(277)	287
Other liabilities	(91)	52

Net cash provided by operating activities	$20,423	$20,788

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$251	$381
Conversion of share-based liability awards to equity awards	—	932
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
A. Nature of Business
     MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment is approximately $6,400 while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our line of credit.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.
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
     We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for “microticket” transactions. We review, on a static pool basis, the collection experience on various months’ originations and the recoveries made on accounts written off. The results of these static pool analyses reflect our actual historical collection experience. We also review the credit scores of the lessees and assign a probability of loss on each transaction based on industry metrics. We then consider current delinquency statistics, current economic conditions, and other relevant factors which might affect the performance of our portfolio. The combination of historical experience, credit scores, delinquency levels, and the review of current factors provides the basis for our analysis of the adequacy of the allowance. We take charge-offs against our receivables when such receivables are 360 days past due and no contact has been made with the lessee for 12 months. However, collection efforts continue and we recognize recoveries in future periods when cash is received.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
     A summary of the activity in our allowance for credit losses is as follows:

	Nine Months Ended
	September 30,
	2006	2007
Allowance for credit losses, beginning	$8,714	$5,223
Provision for credit losses	5,124	5,119
Charge-offs	(12,683)	(8,733)
Recoveries	4,432	3,697

Allowance for credit losses, ending	$5,587	$5,306

Net Income per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. For the three months ended September 30, 2006, 1,075,000 options, 175,000 warrants and 20,000 restricted shares were excluded from the computation of diluted net income per share because their effect was antidilutive. For the nine months ended September 30, 2006, 1,075,000 options and 175,000 warrants were excluded from the computation of diluted net income per share because their effect was antidilutive. For the three and nine months ended September 30, 2007, 1,115,188 options were excluded from the computation of diluted net income per share because their effect was antidilutive. On October 5, 2007 75,000 warrants were exercised by the warrant holder which were subsequently repurchased and retired by the Company at a cost of $120,000. These warrants were included as dilutive shares as of September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net income	$852	$1,803	$2,154	$4,469

Weighted average common shares outstanding	13,803,996	13,956,881	13,784,650	13,910,234
Dilutive effect of common stock options, warrants and restricted stock	138,576	223,332	143,749	236,462

Shares used in computation of net income per common share — diluted	13,942,572	14,180,213	13,928,399	14,146,696

Net income per common share — basic	$0.06	$0.13	$0.16	$0.32

Net income per common share — diluted	$0.06	$0.13	$0.15	$0.32

Stock-Based Employee Compensation
     Under our 1998 Equity Incentive Plan, we reserved 4,120,380 shares of common stock for issuance. In February 2007, we granted ten year options to our executive officers to purchase 40,188 shares of common stock at an exercise price of $5.77 per share. The fair value of these awards was $2.08 per share. The options vest on the

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
fifth anniversary of their grant. No options were exercised or cancelled during the nine months ended September 30, 2007.
     On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized. As of September 30, 2007, 32,500 shares were fully vested between these two directors.
     Information relating to stock options outstanding at September 30, 2007 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value
$12.31	359,391	1.41	$—	$12.31	359,391	$—
13.54	40,609	1.41	—	13.54	40,609	—
9.78	350,000	2.41	—	9.78	350,000	—
13.10	90,000	3.40	—	13.10	90,000	—
6.70	235,000	4.42	—	6.70	235,000	—
1.59	167,500	5.16	734	1.59	167,500	734
5.77	40,188	9.42	8	5.77	—	—

	1,282,688	3.36	$742	$9.19	1,242,500	$734

     During the three months ended September 30, 2006 and 2007, the total share based employee compensation cost recognized was $72,000 and $12,000 respectively. During the nine months ended September 30, 2006 and 2007, the total share based employee compensation cost recognized was $207,000 and $537,000, respectively.
     For share-based liability awards, we recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As a result of modifications to certain awards in 2005, some awards made under our plan were previously classified as share-based liability awards. We recognized any additional incremental compensation cost (benefit) for share-based liability awards as it was incurred. As of March 31, 2007, our share-based liability awards were fully vested. In April 2007, we modified the exercise terms of all our outstanding share-based liability awards by restricting the settlement methods available to the option holders and converted these awards to equity awards. As a result of the modifications, our cumulative share-based compensation liability of $932,000 was reclassified to additional paid-in capital.
     For the three months ended September 30, 2006 we recognized an incremental compensation benefit of $4,000 due to the change in the fair value of the share-based liability awards outstanding. For the nine months ended September 30, 2006 and 2007, we recognized incremental compensation expense (benefit) of $(3,000) and $474,000, respectively, due to the change in the fair value of the share-based liability awards outstanding.
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
C. Notes Payable
     On September 29, 2004, we entered into a three-year $30 million line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”). Outstanding borrowings bore interest at Prime plus 1.5% or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0%. As of December 31, 2006, the interest rate on the line of credit was 9.75%. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty.
     On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified TimePayment lease receivables. Outstanding borrowings bear interest at Prime or at LIBOR plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically coverts to a Prime Rate Loan. The prime rate at September 30, 2007 was 7.75%. As of September 30, 2007, the 30 and 90 day LIBOR rates were 5.13% and 5.23%, respectively. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of September 30, 2007, we were in compliance with all covenants under the line of credit. No loans were outstanding as of September 30, 2007.
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
     As of December 31, 2006, we had a liability of $760,000 for unrecognized tax benefits and a liability of $160,000 for accrued interest and penalties related to various state income tax matters. As of September 30, 2007 we had a liability of $455,000 for unrecognized tax benefits and a liability of $160,000 for accrued interest and penalties. Of these amounts, approximately $400,000 would impact our effective tax rate after a $215,000 federal tax benefit for state income taxes. The decrease in the unrecognized tax benefits and interest is due to the release of $25,000 of state tax reserves related to the settlement of state audits and $300,000 related to expiration of state

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
statutes of limitations offset by $20,000 in additional accrued expense. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
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
Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. We caution that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such statements contain a number of risks and uncertainties, including but not limited to: our need for financing in order to originate leases and contracts; our dependence on point-of-sale authorization systems and expansion into new markets; our significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; changes in our regulatory environment; the availability of qualified personnel, and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. We cannot assure that we will be able to anticipate or respond timely to changes which could adversely affect our operating results. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock. Statements relating to past dividend payments or our current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in our business, see the risk factors included in our most recent Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission.
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment is approximately $6,400. Between October 2002 and June 2004, an interruption in our financing sources forced us to suspend substantially all origination activity conducted through our subsidiary Leasecomm Corporation. In June 2004, we secured a credit facility which enabled us to resume contract originations through TimePayment Corp., a new wholly-owned operating subsidiary. In September 2004, we secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. On July 20, 2007, we terminated and paid off the CIT line of credit and on August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank.
     We continue to take steps to control our overhead, including a reduction in headcount from 87 at December 31, 2005 to 67 at December 31, 2006. During the nine months ended September 30, 2007, our employee headcount increased to 72 as we hired additional sales and marketing personnel to support our sales and marketing initiatives.
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
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the nine months ended September 30, 2007.
Results of Operations — Three months ended September 30, 2007 compared to the three months ended September 30, 2006
     Revenue

	Three Months Ended
	September 30,
	2006	Change	2007
	(Dollars in thousands)
Income on financing leases	$1,007	238.2%	$3,406
Rental income	5,121	(36.2)%	3,268
Income on service contracts	435	(30.3)%	303
Loss and damage waiver fees	431	21.6%	524
Service fees and other income	437	(5.0)%	415
Interest income	411	(55.7)%	182

Total revenues	$7,842	3.3%	$8,098

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
     Total revenues for the three months ended September 30, 2007 were $8.1 million, an increase of $256,000 or 3.3%, from the three months ended September 30, 2006. The overall increase was due to growth in the leasing revenues associated with our new lease originations. The increase in the leasing revenues was partially offset by a decrease in rental income of $1,853,000 or 36.2% and a decrease in service contract income of $132,000 or 30.3%. The primary reason for the decline in rental income is explained by attrition rates in the two sources of rental income. One source is rental agreements that are originated and cancellable on a monthly basis. The other is the rental income that is recognized at the end of the lease term when a lessee chooses to keep the equipment and rents it on a monthly basis. Since we resumed funding in 2004, we have not originated any new rental contracts, and few lease contracts have been eligible to convert to rental arrangements since they have not reached the end of term. In addition, we have not funded any new service contracts since we resumed funding in 2004; therefore this segment of revenue is expected to continually decline.
     Selling, General and Administrative

	Three Months Ended
	September 30,
	2006	Change	2007
	(Dollars in thousands)
Selling, general and administrative	$3,312	(5.4)%	$3,134
As a percent of revenue	42.2%		38.7%

     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $178,000 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The decrease was primarily driven by a reduction of $510,000 of collection expenses and $156,000 in the costs of goods sold. These expense reductions were a result of the decrease in our portfolio of rental and service contracts, the volume and valuation of particular pieces of equipment sold and our cost control efforts.
     Provision for Credit Losses

	Three Months Ended
	September 30,
	2006	Change	2007
	(Dollars in thousands)
Provision for credit losses	$1,887	1.7%	$1,919
As a percent of revenue	24.1%		23.7%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $32,000 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, while net charge-offs decreased by to $1.5 million from $3.2 million. The provision was based on providing a general allowance for leases funded during the period and our analysis of actual and expected losses in our portfolio. Dealer funding was $14.9 million for the three months ended September 30, 2007 compared to $6.4 million for the three months ended September 30, 2006.
     Depreciation and Amortization

	Three Months Ended
	September 30,
	2006	Change	2007
	(Dollars in thousands)
Depreciation – fixed assets	$48	58.3%	$76
Depreciation – rental equipment	936	(87.2)%	120
Amortization – service contracts	211	(56.4)%	92

Total depreciation and amortization	$1,195	(75.9)%	$288

As a percent of revenue	15.2%		3.6%
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
     Depreciation expense on rental contracts decreased by $816,000 and amortization of service contracts decreased by $119,000 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The decreases in depreciation and amortization are due to the decrease in the overall size of our portfolio of rental equipment and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment increased by $28,000 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.
     Interest Expense

	Three Months Ended
	September 30,
	2006	Change	2007
	(Dollars in thousands)
Interest	$23	(43.5)%	$13
As a percent of revenue	0.3%		0.2%
     We pay interest on borrowings under our line of credit and subordinated notes payable. Interest expense decreased by $10,000 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. This decrease resulted primarily from our decreased level of borrowings. At September 30, 2007, we had no outstanding borrowings, compared to total debt of $338,000, consisting of notes payable of $38,000 and subordinated notes payable of $300,000, at September 30, 2006.
     Provision for Income Taxes

	Three Months Ended
	September 30,
	2006	2007
	(Dollars in thousands)
Provision for income taxes	$573	$941
As a percent of revenue	7.3%	11.6%
As a percent of income before taxes	40.2%	34.3%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $368,000 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. This increase resulted primarily from the $1.3 million increase in pre-tax income and was partially offset by a decrease in the effective tax rate from 40.2% for the three months ended September 30, 2006 to 34.3% for the three months ended September 30, 2007. The decrease in the overall effective tax rate is primarily due to our expected utilization of certain state net operating loss carryforwards which results in a lower effective state tax rate and the release of $325,000 of state tax reserves related to the settlement of state audits and expiration of state statutes of limitations.
     Other Operating Data
     Dealer funding was $14.9 million for the three months ended September 30, 2007, an increase of $8.5 million or 132.8%, compared to the three months ended September 30, 2006. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $68.5 million at June 30, 2007 to $85.1 million at September 30, 2007. Net cash provided by operating activities increased by $554,000 or 8.4%, to $7.2 million during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Results of Operations — Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
     Revenue

	Nine Months Ended
	September 30,
	2006	Change	2007
	(Dollars in thousands)
Income on financing leases	$2,403	236.7%	$8,092
Rental income	16,436	(34.9)%	10,706
Income on service contracts	1,478	(32.8)%	993
Loss and damage waiver fees	1,475	(2.2)%	1,442
Service fees and other income	2,075	(45.5)%	1,131
Interest income	1,049	(28.3)%	752

Total revenues	$24,916	(7.2)%	$23,116

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
     Total revenues for the nine months ended September 30, 2007 were $23.1 million, a decrease of $ 1.8 million, or 7.2%, from the nine months ended September 30, 2006. The overall decrease was due to a decrease of $ 5.7 million in rental income, a decrease of $943,000 in service fees and other income, and a decrease of $485,000 in income on service contracts significantly offset by an increase of $5.7 million in income on financing leases. The primary reason for the decline in rental income is explained by attrition rates in the two sources of rental income. One source is rental agreements that are originated and cancellable on a monthly basis. The other is the rental income that is recognized at the end of the lease term when a lessee chooses to keep the equipment and rents it on a monthly basis. Since we resumed funding in 2004, we have not originated any new rental contracts, and few lease contracts have been eligible to convert to rental arrangements since they have not reached the end of term. In addition, we have not funded any new service contracts since we resumed funding in 2004; therefore this segment of revenue is expected to continually decline.
     Selling, General and Administrative

	Nine Months Ended
	September 30,
	2006	Change	2007
	(Dollars in thousands)
Selling, general and administrative	$11,445	(13.8)%	$9,861
As a percent of revenue	45.9%		42.7%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $1.6 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The decrease was primarily driven by reductions in legal and professional fees of $340,000, a reduction of $1,037,000 in collection expense and a reduction of $533,000 of cost of goods sold. These expense reductions were a result of the settlement of outstanding litigation, a decrease in our portfolio of rentals and service contracts, an improvement in the credit quality of our lease portfolio and our cost control efforts. Personnel-related expenses increased by $223,000 as lower payroll and benefits costs were offset by a $537,000 increase in stock-based compensation expense.

     Provision for Credit Losses

	Nine Months Ended
	September 30,
	2006	Change	2007
	(Dollars in thousands)
Provision for credit losses	$5,124	(.0)%	$5,119
As a percent of revenue	20.6%		22.1%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $5,000 for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, while net charge-offs decreased by 38.9% to $5 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. Dealer funding was $37.4 million for the nine months ended September 30, 2007 compared to $12.5 million for the nine months ended September 30, 2006.
     Depreciation and Amortization

	Nine Months Ended
	September 30,
	2006	Change	2007
	(Dollars in thousands)
Depreciation – fixed assets	$153	32.0%	$203
Depreciation – rental equipment	3,623	(84.5)	563
Amortization – service contracts	858	(61.3)	332

Total depreciation and amortization	$4,634	(76.3)%	$1,098

As a percent of revenue	18.6%		4.8%
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
     Depreciation expense on rental contracts decreased by $3.1 million and amortization of service contracts decreased by $526,000 for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The decreases in depreciation and amortization are due to the decrease in the overall size of our portfolio of rental equipment and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment increased by $49,000 for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

     Interest Expense

	Nine Months Ended
	September 30,
	2006	Change	2007
	(Dollars in thousands)
Interest	$135	(71.1)%	$39
As a percent of revenue	0.5%		0.2%
     We pay interest on borrowings under our line of credit and subordinated notes payable. Interest expense decreased by $96,000 for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. This decrease resulted primarily from our decreased level of borrowings. At September 30, 2007, we had no outstanding borrowings, compared to total debt of $338,000, consisting of notes payable of $38,000 and subordinated notes payable of $300,000, at September 30, 2006.
     Provision for Income Taxes

	Nine Months Ended
	September 30,
	2006	2007
	(Dollars in thousands)
Provision for income taxes	$1,424	$2,530
As a percent of revenue	5.7%	10.9%
As a percent of income before taxes	39.8%	36.1%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $1.1 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. This increase resulted primarily from the $3.4 million increase in pre-tax income partially offset by a decrease in the effective tax rate from 39.8% for the nine months ended September 30, 2006 to 36.1% for the nine months ended September 30, 2007. The decrease in the overall effective tax rate is primarily due to our expected utilization of certain state net operating loss carryforwards which results in a lower effective state tax rate and the release of $325,000 of state tax reserves related to the settlement of state audits and expiration of state statutes of limitations.
     Other Operating Data
     Dealer funding was $37.4 million for the nine months ended September 30, 2007, an increase of $24.9 million or 199.2%, compared to the nine months ended September 30, 2006. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $45.2 million at December 31, 2006 to $85 million at September 30, 2007. Net cash provided by operating activities increased by $365,000, or 1.8%, to $20.8 million during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.
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

(dollars in thousands)	December 31, 2006		September 30, 2007
Current	$29,027	71.8%	$63,298	82.6%
31-60 days past due	1,607	4.0	3,466	4.5
61-90 days past due	825	2.0	2,388	3.1
Over 90 days past due	8,996	22.2	7,508	9.8

Gross receivables due in installments	$40,455	100.0%	$76,660	100.0%

Liquidity and Capital Resources
     General
     Our business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions or portfolios. In the near term, we expect to finance the business utilizing our cash on hand and our new three-year $30 million line of credit with Sovereign Bank. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes and capital expenditures.
     For the nine months ended September 30, 2007 and 2006, our primary source of liquidity was cash provided by operating activities. We generated cash flow from operations of $20.8 million for the nine months ended September 30, 2007 compared to $20.4 million for the nine months ended September 30, 2006. At September 30, 2007, we had no outstanding borrowings under our Sovereign Bank line of credit.
     We used net cash in investing activities of $38 million during the nine months ended September 30, 2007 and $12.8 million for the nine months ended September 30, 2006. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.
     Net cash used in financing activities was $2 million for the nine months ended September 30, 2007 and $7.9 million for the nine months ended September 30, 2006. Financing activities primarily consist of the repayment of notes payable and dividend payments.
     We believe that cash flows from our portfolio, cash on hand and available borrowings on our new three-year $30 million line of credit with Sovereign Bank will be sufficient to support our operations and lease origination activity in the near term.
Borrowings
     We utilize our line of credit to fund the origination and acquisition of leases. Borrowings outstanding under our lines of credit consist of the following:

	December 31, 2006		September 30, 2007
	Amount	Interest	Amount	Interest	Unused	Maximum
(dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Capacity	Available
Notes payable	$5	9.75%	$—	7.75%	$30,000	$30,000

     On September 29, 2004, we entered into a three-year $30 million line of credit with CIT Commercial Services, a unit of CIT Group (CIT). Outstanding borrowings bore interest at prime plus 1.5% or at the 90-day London

Interbank Offered Rate (LIBOR) plus 4.0%. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty, and CIT released its security interests and liens.
     On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified lease receivables. Outstanding borrowings bear interest at prime or at LIBOR plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. As of September 30, 2007 the qualified lease receivables eligible under the borrowing base exceeded the $30 million line of credit. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of September 30, 2007, we were in compliance with all covenants under the line of credit.
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
     During the nine months ended September 30, 2007, we declared dividends of $0.05 payable to shareholders of record on each of March 30, 2007, June 29, 2007 and September 28, 2007.
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
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements that require future payments. As of September 30, 2007, there were no outstanding borrowings on the Sovereign Bank line of credit which matures in August 2010 and our future minimum lease payments under non-cancelable operating leases were $59,000 in 2007, $237,000 in 2008, $237,000 in 2009 and $237,000 in 2010.
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of September 30, 2007, we have repaid all of our fixed-rate debt and had no outstanding variable interest rate obligations. Given the current level of borrowings our interest rate risk is not material.
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
     Internal Controls: During the fiscal quarter ended September 30, 2007, no changes were made to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 6. Exhibits
10.1	Credit Agreement dated August 2, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 8, 2007)

10.2	Unlimited Guaranty of Registrant dated August 2, 2007 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 8, 2007)

10.3	Unlimited Guaranty of Leasecomm dated August 2, 2007 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on August 8, 2007)

10.4	Security Agreement between Borrower and Agent dated August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on August 8, 2007)

10.5	Security Agreement between Registrant and Agent dated August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on August 8, 2007)

10.6	Security Agreement between Leasecomm and Agent dated August 2, 2007 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on August 8, 2007)

10.7	Trademark Security Agreement and License dated August 2, 2007 by Borrower (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on August 8, 2007)

10.8	Trademark Security Agreement and License dated August 2, 2007 by Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on August 8, 2007)

10.9	Trademark Security Agreement and License dated August 2, 2007 by Leasecomm (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on August 8, 2007)

10.10	Pledge Agreement of Registrant dated August 2, 2007 (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on August 8, 2007)

10.11	Sovereign Note dated August 2, 2007 (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on August 8, 2007)

10.12	TD Banknorth Note dated August 2, 2007 (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on August 8, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By: /s/ Richard F. Latour

President and Chief Executive Officer

By: /s/ James R. Jackson Jr.

Vice President and Chief Financial Officer
Date: November 9, 2007