Form 10-K
period 2007-12-31
MICROFINANCIAL INC
filed 2008-03-28
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Registrant’s telephone number, Including Area Code:
(781) 994-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $54,326,000 computed by reference to the closing price of such stock as of such date.

As of March 14, 2008, 13,986,278 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2007, are incorporated by reference in Part III hereof.

PART I

Item 1.	Business

General

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) was formed as a Massachusetts corporation on January 27, 1987. We operate primarily through our wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. TimePayment commenced originating leases in July 2004. Leasecomm started originating leases in January 1986 and in October 2002 suspended virtually all originations due to a lack of financing. The average amount financed by TimePayment in 2007 was approximately $6,500 while Leasecomm historically financed contracts averaging approximately $1,900. We have used proprietary software in developing a sophisticated, risk-adjusted pricing model and in automating our credit approval and collection systems, including a fully-automated Internet-based application, credit scoring and approval process.

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

TimePayment finances a wide variety of products with no single product representing more than 25% of the amount financed in its portfolio. However, the majority of our portfolio, based on the number of contracts, consists of contracts originated by Leasecomm for authorization systems for point-of-sale (“POS”), card-based payments by debit, credit, gift and charge cards. POS authorization systems require the use of a POS terminal capable of reading a cardholder’s account information from the card’s magnetic strip and combining this information with the amount of the sale entered via a POS terminal keypad, or POS software used on a personal computer to process a sale. The terminal electronically transmits this information over a communications network to a computer data center and then displays the returned authorization or verification response on the POS terminal.

Historically, we have depended heavily on external financing to fund new leases and contracts. In September 2002, our then-existing credit facility failed to renew. As a result, in October 2002, we were forced to suspend virtually all contract originations until a source of funding was obtained or the senior credit facility was paid in full. In June 2004, MicroFinancial secured a $10 million credit facility, comprised of a one-year $8 million line of credit and a $2 million three-year subordinated note which allowed us to resume originations. In conjunction with raising new capital, we also established TimePayment Corp. as a new wholly-owned operating subsidiary. In September 2004, MicroFinancial secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. This line of credit replaced the $8 million line of credit under more favorable terms and conditions. In addition, we retired the outstanding senior credit facility with the former bank group. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty.

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

Leasing, Servicing and Financing Programs

We originate leases for products that typically have limited distribution channels and high selling costs. We facilitate sales of such products by allowing dealers to make them available to their customers for a small monthly lease payment rather than a higher initial purchase price. We primarily lease and rent low-priced commercial equipment to small merchants. The majority of our portfolio, based upon the number of contracts, is currently for POS authorization systems; however, we currently lease a wide variety of other equipment including advertising and display equipment, security equipment, paging systems, water coolers and restaurant equipment. In addition, we have acquired service contracts and contracts in certain other financing markets. We opportunistically seek to enter other financing markets.

Our consumer financings include acquiring service contracts from dealers that primarily provide residential security monitoring services, as well as consumer leases for a wide range of consumer products.

Since resuming originations in June 2004 we have originated and continue to service contracts in all 50 states and the District of Columbia. As of both December 31, 2005 and 2006, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of our portfolio. Only California accounted for more than 10% of the total portfolio as of December 31, 2005 at approximately 14%. As of December 31, 2007, California, Florida, Texas and New York accounted for approximately 13%, 13%, 8%, and 7%, respectively, of the total portfolio. No other state accounted for more than 5% of such total.

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

During the term of a typical lease, we receive payments sufficient, in the aggregate, to cover our borrowing cost, the cost of the underlying equipment, and to provide us with an appropriate profit. Throughout the term of the lease, we charge late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases we funded in 2007 generally range from 12 to 60 months, with an average initial term of 46 months.

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

Residual Interests in Underlying Equipment

We typically own a residual interest in the equipment covered by our leases. The value of such interest is estimated at inception of the lease based upon our estimate of the fair market value of the asset at lease maturity. At the end of the lease term, the lessee has the option to buy the equipment at the fair market value, return the equipment or continue to rent the equipment on a month-to-month basis. If the equipment is returned, we may either sell the equipment, or place it into our used equipment rental or leasing program.

Service Contracts

In a typical transaction for the acquisition of service contracts, a homeowner will purchase a security system and simultaneously sign a contract with the dealer for the monitoring of that system for a monthly fee. The dealer will then sell the right to payment under that contract to us for a multiple of the monthly payments. We contract with third party monitoring stations to perform the monitoring service and we perform all the processing, billing and collection functions under these contracts. We have not funded any new service contracts since we resumed funding in 2004; therefore this segment of revenue is expected to continue to decline.

Dealers

We provide financing to obligors under microticket leases and contracts through a nationwide network of equipment vendors, independent sales organizations and brokers. Historically, we had over 1,000 different dealers originating leases and contracts on a regular basis. When we suspended nearly all of our contract originations in October 2002, the number of dealers we utilized for the limited number of contracts we were able to originate declined substantially. As we began to originate more contracts following the establishment of our line of credit with CIT in September 2004, we also began to expand the number of dealers in our network. During the year ended December 31, 2005 our top three dealers accounted for 47.29% of the leases originated at 26.61%, 10.64% and 10.04%, respectively. During the year ended December 31, 2006 our top dealer accounted for 13.91% of the leases originated. During the year ended December 31, 2007 our top dealer accounted for 10.03% of the leases originated. No other dealers accounted for more than 10% of the leases originated during 2007.

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

Underwriting

The nature of our business requires that the underwriting process perform two levels of review: the first focused on the ultimate end-user of the equipment or service and the second focused on the dealer. The approval process begins with the submission by telephone, facsimile or electronic transmission of a credit application by the dealer. Upon submission, we either manually or through TimePaymentDirect conduct our own independent credit investigation of the lessee using our proprietary database. In order to facilitate this process we will use recognized commercial credit reporting agencies such as Dun & Bradstreet, Paynet and Experian. Our software evaluates this information on a two-dimensional scale, examining both credit depth (how much information exists on an applicant) and credit quality (credit performance, including past payment history). We analyze both the quality and amount of credit history available with respect to obligors to assess the credit risk. We use this information to underwrite a broad range of credit risks and provide financing in situations where our competitors may be unwilling to provide such financing. The credit-scoring model is complex and automatically adjusts for different transactions. In situations where the amount financed is over $10,000 we may go beyond our own data base and recognized commercial credit reporting agencies to obtain information from less readily available sources such as banks. In certain instances, we will require the lessee to provide verification of employment and salary.

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

Bulk and Portfolio Acquisitions

In addition to originating leases through our dealer relationships, from time to time we also purchased lease portfolios from dealers. While certain of these leases may not have met our underwriting standards at inception, we will purchase the leases once the lessee demonstrates a satisfactory payment history. We prefer to acquire these smaller lease portfolios in situations where the seller will continue to act as a dealer following the acquisition.

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

Employees

As of December 31, 2007, we had 78 full-time employees, of whom 29 were engaged in sales and underwriting activities and dealer service, 24 were engaged in servicing and collection activities, and 25 were engaged in general administrative activities. We believe that our relationship with our employees is good. None of our employees are members of a collective bargaining unit in connection with their employment with us.

Executive Officers

Name and Age of Executive Officers	Title

Richard F. Latour, 54	Director, President, Chief Executive Officer,
Treasurer, Secretary and Clerk
James R. Jackson, Jr., 46	Vice President and Chief Financial Officer
Steven J. LaCreta, 48	Vice President, Lessee Relations and Legal
Stephen J. Constantino, 42	Vice President, Human Resources
Thomas Herlihy, 49	Vice President, Sales and Marketing, of
TimePayment Corp.

Backgrounds of Executive Officers

Richard F. Latour has served as our President, Chief Executive Officer, Treasurer, Clerk and Secretary since October 2002 and as President, Chief Operating Officer, Treasurer, Clerk and Secretary, as well as a director of the Corporation, since February 2002. From 1995 to January 2002, he served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, Clerk and Secretary. From 1986 to 1995 Mr. Latour served as Vice President of Finance and Chief Financial Officer. Prior to joining us, Mr. Latour was Vice President of Finance with Trak Incorporated, an international manufacturer and distributor of consumer goods, where he was responsible for all financial and operational functions. Mr. Latour earned a B.S. in accounting from Bentley College in Waltham, Massachusetts.

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

Availability of Information

We maintain an Internet website at http://www.microfinancial.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as Section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after they are filed or furnished with the Securities and Exchange Commission (“SEC”). Our Guidelines on Corporate Governance, our Code of Business Conduct and Ethics and the charters for the Audit Committee, Nominating and Corporate Governance Committee, Compensation and Benefits Committee, Credit Policy Committee and Strategic Planning Committee of our Board of Directors are also available on our Internet site. The Guidelines, Code of Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to Richard F. Latour, Chief Executive Officer, at 10M Commerce Way, Woburn, Massachusetts 01801. Our Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

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

As of September 30, 2002, our $192 million credit facility failed to renew and consequently, we were forced to suspend substantially all origination activity shortly thereafter. In June 2004, we secured a one-year $8 million line of credit and a $2 million three-year subordinated note that enabled us to resume originations. On September 29, 2004, we secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. The CIT line of credit replaced the one-year $8 million line of credit under more favorable terms and conditions. In addition, it retired the outstanding debt with our former lenders.

In July 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty. In August 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified TimePayment lease receivables.

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

As a result of the failure of our old credit facility to renew, in October 2002, we were forced to suspend virtually all contract originations until we obtained a source of funding or the senior credit facility was paid in full. During 2003, we were able to fund a very limited number of new contracts using our free cash flow. For example, total revenues for the year ended December 31, 2004 were $60.4 million, a decrease of $31.2 million, or 34.1%, from the year ended December 31, 2003. The overall decrease in revenue was due to the decrease in the overall size of our portfolio of leases, rentals and service contracts as a direct result of our limited ability to originate new contracts. Our credit facilities entered into in June and September 2004 enabled us to resume contract originations. The absence of contract originations from October 2002 to June 2004 has had a continuing affect on our portfolio and financial performance. It will take some time to bring our portfolio to the point where it was when we suspended originations.

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

We are vulnerable to changes in the demand for the types of equipment we lease or price reductions in such equipment.

The majority of our portfolio is comprised of authorization systems for point-of-sale (“POS”), card-based payments by, for example, debit, credit, gift and charge cards. We currently lease a wide variety of other equipment including advertising and display equipment, coffee machines, security equipment, paging systems, water coolers and restaurant equipment. Reduced demand for financing of these types of equipment could adversely affect our lease origination volume, which in turn could have a material adverse effect on our business, financial condition and results of operations. Technological advances may lead to a decrease in the price of these types of systems or equipment and a consequent decline in the need for financing of such equipment. In addition, for POS authorization systems, business and technological changes could change the manner in which POS authorization is obtained. These changes could reduce the need for outside financing sources that would reduce our lease financing opportunities and origination volume in such products.

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

New Sources.  A majority of our leases and contracts were historically originated through a network of dealers that deal exclusively in POS authorization systems. We are currently unable to capitalize on these relationships to originate leases for products other than POS authorization systems. In addition, we lost contact with some of our old sources during the period we suspended originations. Some of these dealers have found other financing sources. We may face difficulties in establishing our relationships with new sources. Our failure to develop additional relationships with dealers of products, which we lease or seek to lease, would hinder our growth strategy.

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

Since we generally fund our leases and contracts through our credit facilities or from working capital, our operating margins could be adversely affected by an increase in interest rates. For example, borrowings under our credit facility bear interest at Prime or at LIBOR plus 2.75%, at our election. The implicit yield on all of our leases and contracts is fixed due to the leases and contracts having scheduled payments that are fixed at the time of origination. When we originate or acquire leases or contracts, we base our pricing in part on the “spread” we expect to achieve between the implicit yield on each lease or contract and the effective interest cost we expect to pay when we finance such leases and contracts. Increases in interest rates during the term of each lease or contract could narrow or eliminate the spread, or result in a negative spread, to the extent such lease or contract was financed with variable-rate funding. We may undertake to hedge against the risk of interest rate increases, based on the size and interest rate profile of our portfolio. Such hedging activities, however, would limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, our hedging activities may not protect us from interest rate-related risks in all interest rate environments. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, as of December 31, 2007 leases in the states of California, Florida, New York and Texas accounted for 41% of our portfolio. For the years ended December 31, 2005 and 2006, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of our portfolio. Economic conditions in these states may affect the level of collections from, as well as delinquencies and defaults by, these obligors.

Our allowance for credit losses may prove to be inadequate to cover future credit losses.

We maintain an allowance for credit losses on our investments in leases, service contracts and rental contracts at an amount we believe is sufficient to provide adequate protection against losses in our portfolio. We can not be sure that our allowance for credit losses will be adequate over time to cover losses caused by adverse economic factors, or unfavorable events affecting specific leases, industries or geographic areas. Losses in excess of our allowance for credit losses may have a material adverse effect on our business, financial condition and results of operations.

We may not be able to realize our entire investment in the residual interests in the equipment covered by our leases.

At the inception of a lease we record a residual value for the lease equipment as an asset based upon an estimate of the fair market value at lease maturity. There can be no assurance that our estimated residual values will be realized due to technological or economic obsolescence, unusual wear or tear on the equipment, or other factors. Failures to realize the recorded residual values may have a material adverse effect on our business, financial condition and results of operations.

We face intense competition, which could cause us to lower our lease rates, hurt our origination volume and strategic position and adversely affect our financial results.

The microticket leasing and financing industry is highly competitive. We compete for customers with a number of national, regional and local banks and finance companies. Our competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, we could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. Our competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than us, including lower cost of funds and access to capital markets and other funding sources, which may be unavailable to us. If a competitor were to lower its lease rates, we could be forced to follow suit or be unable to regain origination volume, either of which would have a material adverse effect on our business, financial condition and results of operations. In addition, competitors may seek to replicate the automated processes used by us to monitor dealer performance, evaluate lessee credit information, appropriately apply risk-adjusted pricing, and efficiently service a nationwide portfolio. The development of computer software similar to that developed by us may jeopardize our strategic position and allow our competitors to operate more efficiently than we do.

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

The Sarbanes-Oxley Act of 2002 requires companies such as us that are not accelerated filers to comply with more stringent internal control system and monitoring requirements beginning this year. Compliance with this new requirement caused us to retain outside consultants to assist management in evaluating our internal control over financial reporting as well as requiring our management to spend a significant amount of time in evaluating the same. Continued compliance with this new requirement may place an expensive burden and significant time constraint on us.

We may face risks in acquiring other portfolios and companies, including risks relating to how we finance any such acquisition or how we are able to assimilate any portfolios or operations we acquire.

A portion of our growth strategy depends on the consummation of acquisitions of leasing companies or portfolios. Our inability to identify suitable acquisition candidates or portfolios, or to complete acquisitions on favorable terms, could limit our ability to grow our business. Any major acquisition would require a significant portion of our resources. The timing, size and success, if at all, of our acquisition efforts and any associated capital commitments cannot be readily predicted. We may finance future acquisitions by using shares of our common stock, cash or a combination of the two. Any acquisition we make using common stock would result in dilution to existing stockholders. If the common stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept common stock as part or all of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, or to incur additional indebtedness in order to initiate and complete acquisitions. Additional debt, as well as the potential amortization expense related to goodwill and other intangible assets incurred as a result of any such acquisition, could have a material adverse effect on our business, financial condition or results of operations. In addition, our credit facilities contain covenants that place significant restrictions on our ability to acquire all or substantially all of the assets or securities of another company, including a limit on the aggregate dollar amount of such acquisitions of $10 million over the term of the facility. These provisions could prevent us from making an acquisition we may otherwise see as attractive, whether by using shares of our common stock as consideration or by using cash.

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

Our success depends to a large extent upon the abilities and continued efforts of Richard Latour, President and Chief Executive Officer and James R. Jackson, Jr., Vice President and Chief Financial Officer, and our other senior management. We have entered into employment agreements with Mr. Latour and Mr. Jackson, as well as other members of our senior management. The loss of the services of one or more of the key members of our senior management before we are able to attract and retain qualified replacement personnel could have a material adverse effect on our financial condition and results of operations. In addition, under our Sovereign credit facility, an event of default would arise if Mr. Latour or Mr. Jackson were to leave their positions as our Chief Executive Officer or Chief Financial Officer, respectively, unless a suitable replacement were appointed within 90 days. Our failure to comply with these provisions could have a material adverse effect on our business, financial condition or results of operations.

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

During the fourth quarter of 2002, our Board of Directors suspended the payment of dividends on our common stock to comply with our banking agreements and we paid no dividends in the years ended December 31, 2003 and 2004. During 2005, we declared dividends of $0.05 per share payable to shareholders of record on five dates, and a special dividend of $0.25 per share payable to shareholders of record on January 31, 2006. During both 2006 and 2007, we declared dividends of $0.05 per share payable to shareholders of record on specified dates at the end of each fiscal quarter. Future dividend payments are subject to ongoing review and evaluation by our Board of Directors. The decision as to the amount and timing of future dividends we may pay, if any, will be made in light of our financial condition, capital requirements and growth plans, as well as our external financing arrangements and any other factors our Board of Directors may deem relevant. We can give no assurance as to the amount and timing of the payment of future dividends.

Item 2.	Properties

At December 31, 2007, our corporate headquarters and operations center occupied approximately 24,400 square feet of office space at 10M Commerce Way, Woburn, Massachusetts 01801. The lease for this space expires on December 31, 2010.

Item 3.	Legal Proceedings

We are subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on our results of operations or financial position.

Item 4.	Submission Of Matters to a Vote Of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock, par value $0.01 per share is currently listed on the Nasdaq Global Market under the symbol “MFI.” Our common stock was previously listed on the American Stock Exchange through the close of business on February 15, 2008, and prior to that on the New York Stock Exchange through the close of business on January 16,

2006, in each case under the same symbol. The following chart shows the high and low sales price of our common stock in each quarter over the past two fiscal years.

	2006				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Stock Price
High	$3.95	$3.89	$3.49	$3.89	$6.34	$6.52	$6.45	$6.50
Low	$3.26	$3.20	$3.01	$3.12	$3.62	$4.08	$5.14	$4.85

Holders

At March 15, 2008, there were approximately 1,200 stockholders of record of our common stock.

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

During 2007, we declared dividends of $.05 per share payable to shareholder of record on each of March 30, 2007, June 29, 2007, September 28, 2007 and December 31, 2007.

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

On October 5, 2007, 75,000 warrants were exercised by the warrant holder and the underlying shares were subsequently repurchased and retired by us at a total cost (net of the aggregate exercise price) of $120,000. The following table shows the average price per share of the repurchased shares. We did not purchase any other shares of our common stock during the fourth quarter.

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share

October 1, 2007 — October 31, 2007	75,000	$5.30

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2002 with the American Stock Exchange Composite Stock Index and the S&P 400 Mid-Cap Financials Index. Cumulative total stockholder return shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2002 and the reinvestment of dividends. The historic stock price performance information shown in this graph may not be indicative of current stock price levels or future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2007

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

	Year Ended December 31,
	2003	2004		2005	2006	2007
	(Amounts in thousands, except share and per share data)

Income Statement Data:
Revenues:
Income on financing leases	$30,904	$11,970		$4,140	$3,917	$12,302
Rental income	34,302	31,009		25,359	20,897	13,612
Income on service contracts	8,593	5,897		3,467	1,870	1,271
Other income(1)	17,775	11,491		6,318	5,758	4,486

Total revenues	91,574	60,367		39,284	32,442	31,671

Expenses:
Selling, general and administrative	33,856	26,821		20,884	14,499	12,824
Provision for credit losses	59,758	47,918		10,468	6,985	7,855
Depreciation and amortization	16,592	14,010		9,497	5,326	1,344
Interest	7,515	2,283		1,148	162	143

Total expenses	117,721	91,032		41,997	26,972	22,166

Income (loss) before provision (benefit) for income taxes	(26,147)	(30,665)		(2,713)	5,470	9,505
Provision (benefit) for income taxes	(10,460)	(20,449	)(2)	(1,053)	1,555	3,303

Net income (loss)	$(15,687)	$(10,216)		$(1,660)	$3,915	$6,202

Net income (loss) per common share:
Basic	$(1.20)	$(0.77)		$(0.12)	$0.28	$0.45
Diluted	(1.20)	(0.77)		(0.12)	0.28	0.44
Weighted-average shares:
Basic	13,043,774	13,182,833		13,567,640	13,791,403	13,922,974
Diluted	13,043,774	13,182,833		13,567,640	13,958,759	14,149,634
Dividends declared per common share	$—	$—		$0.50	$0.20	$0.20

	December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$6,533	$9,709	$32,926	$28,737	$7,080
Restricted cash	2,376	—	—	—	561
Gross investment in leases(3)	194,898	69,181	33,004	44,314	102,128
Unearned income	(23,729)	(6,313)	(3,658)	(13,682)	(35,369)
Allowance for credit losses	(43,011)	(14,963)	(8,714)	(5,223)	(5,722)
Investment in service contracts, net	8,844	4,777	1,626	613	203
Investment in rental contracts, net	3,758	1,785	3,025	313	106
Total assets	156,414	71,270	65,188	59,721	70,982
Notes payable	58,843	34	161	5	6,531
Subordinated notes payable	3,262	4,589	2,602	—	—
Total liabilities	85,148	9,177	10,501	3,585	10,154
Total stockholders’ equity	71,266	62,093	54,687	56,136	60,828

	December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands, except statistical data)

Other Data:
Operating Data:
Value of leases originated(4)	$3,429	$920	$7,296	$33,343	$83,698
Value of rental contracts originated	157	77	1,731	—	—
Dealer funding(5)	1,600	668	6,364	21,498	54,035
Average yield on leases(6)	32.5%	30.1%	30.6%	30.0%	29.0%
Cash Flows From (Used In):
Operating activities	$98,052	$58,694	$35,228	$26,870	$30,440
Investing activities	(2,839)	(813)	(6,978)	(22,114)	(55,203)
Financing activities	(94,174)	(54,705)	(5,033)	(8,945)	3,106

Net change in cash and cash equivalents	$1,039	$3,176	$23,217	$(4,189)	$(21,657)

Selected Ratios:
Return on average assets	(6.95)%	(8.98)%	(2.43)%	6.27%	9.49%
Return on average stockholders’ equity	(19.87)	(15.32)	(2.84)	7.07	10.60
Operating margin(7)	36.70	28.58	19.74	38.39	54.81
Credit Quality Statistics:
Net charge-offs	$86,041	$75,967	$16,717	$10,476	$7,356
Net charge-offs as a percentage of average gross investment(8)	29.40%	54.71%	30.79%	26.34%	9.99%
Provision for credit losses as a percentage of average gross investment(8)	20.42	34.51	19.28	17.56	10.67
Allowance for credit losses as a percentage of gross investment(9)	21.11	20.23	25.16	11.63	5.59

(1)	Includes loss and damage waiver fees, service fees, interest income, and miscellaneous revenue.

(2)	Includes an income tax benefit of $7.9 million that resulted from a reduction in our estimate of certain tax liabilities.

(3)	Consists of receivables due in installments and estimated residual value.

(4)	Represents the amount paid to dealers upon funding of leases plus the associated unearned income.

(5)	Represents the net amount paid to dealers upon funding of leases and contracts.

(6)	Represents the aggregate of the implied interest rate on each lease originated during the period weighted by the amount funded.

(7)	Represents income before provision (benefit) for income taxes and provision for credit losses as a percentage of total revenues.

(8)	Represents a percentage of average gross investment in leases and net investment in service contracts.

(9)	Represents allowance for credit losses as a percentage of gross investment in leases and net investment in service contracts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Including Selected Quarterly Financial Data (Unaudited)

The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things, those associated with:

•	our dependence on point of sale authorization systems, expansion into new markets and the development of a sizeable dealer base;

•	our significant capital requirements;

•	our ability or inability to obtain the financing we need, or to use internally generated funds, in order to continue originating contracts;

•	the risks of defaults on our leases;

•	our provision for credit losses;

•	our residual interests in underlying equipment;

•	possible adverse consequences associated with our collection policy;

•	the effect of higher interest rates on our portfolio;

•	increasing competition;

•	increased governmental regulation of the rates and methods we use in financing and collecting on our leases and contracts;

•	acquiring other portfolios or companies;

•	dependence on key personnel;

•	adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations; and

•	general economic and business conditions.

The risk factors above and those under “Risk Factors” beginning on page 7, as well as any other cautionary language included herein, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Many of these factors are significantly beyond our control. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

Overview

We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2007 was approximately $6,500 while Leasecomm historically financed contracts averaging approximately $1,900. Our portfolio consists of point-of-sale (“POS”) authorization systems and other small business equipment leased or rented to small commercial enterprises.

We derive the majority of our revenues from leases originated and held by us, payments on service contracts, rental contracts and fee income. Historically, we funded the majority of our leases and contracts through our revolving-credit loans, term loans and on-balance sheet securitizations, and to a lesser extent our subordinated debt program and internally generated funds. Between October 2002 and June 2004, an interruption in our financing sources had a significant impact on our ability to originate contracts. As of September 30, 2002, our then-existing credit facility failed to renew and we began paying down the debt, suspending virtually all new contract originations in October 2002 until new financing could be obtained or until the credit facility could be paid in full. In April 2003, we entered into a long-term agreement with our lenders which waived certain covenant defaults and required us to repay the credit facility over a 22-month term at an interest rate of prime plus 2.0%. We also received a waiver for the covenant violations in our existing securitization agreement and amended the securitization agreement to conform its covenants to the covenants in the senior credit facility.

In June 2004, we secured a one-year $8 million line of credit and a $2 million three-year subordinated note that allowed us to resume microticket contract originations. In conjunction with raising new capital, we also established a new wholly-owned operating subsidiary, TimePayment Corp. In September 2004, we secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. The CIT line of credit replaced the $8 million line of credit obtained in June 2004 under more favorable terms and conditions. In addition, we used the proceeds from the CIT line of credit to retire the existing debt with the former bank group. During the year ended December 31, 2005, we began to actively increase our industry presence with a more focused and targeted sales and marketing effort. We continue to invest capital to build an infrastructure to support our sales and marketing initiatives, and have brought in experienced sales and marketing management to spearhead the effort. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty.

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

Substantially all leases originated or acquired by us are non-cancelable. During the term of the lease, we are scheduled to receive payments sufficient to cover our borrowing costs, the cost of the underlying equipment and provide us with an appropriate profit. We enhance the profitability of our leases and contracts by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Collection fees are imposed based on our estimate of the costs of collection. We only impose late fees on the first four months of late payments and are prohibited from imposing compound late fees or from assessing late fees as a percentage of the total outstanding late payments including outstanding late fees. The loss and damage waiver fees are charged if a customer fails to provide proof of insurance and are reasonably related to the cost of replacing the lost or damaged equipment or product. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides us with additional revenues based on the residual value of the equipment at the end of the lease. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of 47 months as of December 31, 2007.

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

Revenue Recognition

Our lease contracts are accounted for as financing leases. At origination, we record the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended if, in our opinion, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, we may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. At the end of the lease term, the lessee has the option to buy the equipment at the fair market value, return the equipment or continue to rent the equipment on a month-to-month basis. If the lessee continues to rent the equipment, we record our investment in the rental contract at its estimated residual value. Rental revenue and depreciation are recognized based on the methodology described below. Other revenues such as loss and damage waiver fees and service fees relating to the leases and contracts are recognized as they are earned.

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

Allowance for Credit Losses

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the “microticket” market and the individual size of each transaction, we do not have a formal credit review committee to review individual transactions. Rather, we developed a sophisticated, risk-adjusted pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper risk-adjusted pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, we do not evaluate transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and maintain a general allowance against our entire portfolio utilizing historical collection statistics and an assessment of current credit risk in the portfolio as the basis for the amount.

We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We take charge-offs against our receivables when such receivables are deemed uncollectible which is generally at 360 days past due where no contact has been made with the lessee for 12 months. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.

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

Share-Based Compensation

As of January 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) — Share Based Payments, which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognition of compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) Securities and Exchange Commission, (“SEC”) Staff Accounting Bulletin No. 107 — Share Based Payments and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123 — Accounting for Stock-Based Payments). Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of our stock, the risk-free interest rate and our dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us under SFAS 123(R).

Results of Operations

Revenues

	2005	Change	2006	Change	2007
	(In thousands)

Income on financing leases	$4,140	(5.4)%	$3,917	214.1%	$12,302
Rental income	25,359	(17.6)	20,897	(34.9)	13,612
Income on service contracts	3,467	(46.1)	1,870	(32.0)	1,271
Loss and damage waiver fees	2,863	(33.8)	1,895	7.3	2,033
Service fees and other	2,953	(17.1)	2,448	(35.6)	1,576
Interest income	502	181.9	1,415	(38.0)	877

Total revenues	$39,284	(17.4)%	$32,442	(2.4)%	$31,671

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

Total revenues for the year ended December 31, 2007 were $31.7 million, a decrease of $771,000 or 2.4% from the year ended December 31, 2006. Revenue from leases was $12.3 million, up $8.4 million from the previous year and rental income was $13.6 million, down $7.3 million from 2006. Other revenue components contributed $5.8 million, down $1.9 million from the previous year. The decline in service contract revenue accounted for $599,000 of the $1.9 million decrease in other revenue while decreases in service fees and interest income accounted for $872,000 and $538,000 of the decline respectively. The decline in rental income is primarily explained by attrition rates in the two sources of rental income. One source is rental agreements that are originated and cancellable on a monthly basis. The other is the rental income that is recognized at the end of the lease term when a lessee chooses to keep the equipment and rents it on a monthly basis. Since we resumed funding in 2004, we have not originated any new rental contracts, and few lease contracts have been eligible to convert to rental arrangements since they have not reached the end of term. In addition, we have not funded any new service contracts since we resumed funding in 2004; therefore this segment of revenue is expected to continue to decline.

Total revenues for the year ended December 31, 2006 were $32.4 million, a decrease of $6.8 million, or 17.4%, from the year ended December 31, 2005. The decline in revenue included decreases of $4.5 million or 17.6% in rental income, $1.6 million or 46.1% in income on service contracts and $968,000 or 33.8% in loss and damage waiver fees. Income on financing leases also declined by $223,000 or 5.4%. The decrease in income on financing leases improved significantly from the 65.4% decrease in 2005 as a result of our recent increase in originations. The overall decrease in revenue was primarily due to the decrease in the size of our portfolio of rental and service contracts that resulted from the lack of financing between October 2002 and June 2004. Offsetting these decreases was a $913,000 increase in interest income on our cash and cash equivalents.

Selling, General and Administrative

	2005	Change	2006	Change	2007
	(Dollars in thousands)

Selling, general and administrative	$20,884	(30.6)%	$14,499	(11.6)%	$12,824
As a percent of revenue	53.2%		44.7%		40.5%

Our selling, general and administrative (“SG&A”) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $1.7 million, or 11.6%, for the year ended December 31, 2007, as compared to the year ended December 31, 2006. Significant factors in the decline of the SG&A expense include declines in legal expenses of $405,000 and collection expenses of $1.1 million. The expense reductions resulted from the decrease in the overall volume of our portfolio, an improvement in the credit quality of our portfolio, the settlement of outstanding litigation and our cost control efforts.

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

Provision for Credit Losses

	2005	Change	2006	Change	2007
	(Dollars in thousands)

Provision for credit losses	$10,468	(33.3)%	$6,985	12.5%	$7,855
As a percent of revenue	26.6%		21.5%		24.8%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit loss increased $870,000 or 12.5%, for the year ended December 31, 2007, as compared to the year ended December 31, 2006. Net charge-offs decreased $3.1 million to $7.4 million, or 29.8%, for the year ended December 31, 2007, as compared to the year ended December 31, 2006. The provision was based on providing a general allowance against leases funded during the year and our analysis of actual and expected losses in our portfolio as a whole. The increase in the allowance reflects the growth in lease receivables associated with new lease originations.

Our provision for credit losses decreased by $3.5 million, or 33.3%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005, while net charge-offs decreased 37.3% to $10.5 million. The provision was based on providing a general allowance against leases funded during the year and our analysis of actual and expected losses in our portfolio as a whole.

Depreciation and Amortization

	2005	Change	2006	Change	2007
	(Dollars in thousands)

Depreciation — fixed assets	$410	(50.7)%	$202	38.6%	$280
Depreciation — rental equipment	5,936	(30.8)	4,108	(83.1)	695
Amortization — service contracts	3,151	(67.8)	1,016	(63.7)	369

Total depreciation and amortization	$9,497	(43.9)%	$5,326	(74.8)%	$1,344

As a percent of revenue	24.2%		16.4%		4.2%

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

Depreciation expense on rentals decreased by $3.4 million, or 83.1%, and amortization of service contracts decreased by $647,000, or 63.7%, for the year ended December 31, 2007, as compared to the year ended December 31, 2006. Depreciation and amortization is expected to decline in 2008 as the carrying value of our rental equipment and service contracts decreased from $926,000 at December 31, 2006 to $309,000 at December 31, 2007. Depreciation on property and equipment increased by $78,000 or 38.6% for the year ended December 31, 2007, as compared to the year ended December 31, 2006.

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

Interest Expense

	2005	Change	2006	Change	2007
	(Dollars in thousands)

Interest	$1,148	(85.9)%	$162	(11.7)%	$143
As a percent of revenue	2.9%		0.5%		0.5%

We pay interest on borrowings under our line of credit. Interest expense decreased by $19,000, or 11.7% for the year ended December 31, 2007, as compared to the year ended December 31, 2006. This decrease resulted primarily from the reduction in the interest expense related to the CIT warrants. At December 31, 2007, we had notes payable of $6.5 million compared to notes payable of $5,000 at December 31, 2006.

Interest expense decreased by $986,000, or 85.9%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005. This decrease resulted primarily from our decreased level of borrowings. At December 31, 2006, we had notes payable of $5,000 and our subordinated debt was paid in full, compared to $2.8 million in debt at December 31, 2005.

Provision (Benefit) for Income Taxes

	2005	Change	2006	Change	2007
	(In thousands)

Provision (benefit) for income taxes	$(1,053)	247.6%	$1,555	112.4%	$3,303
As a percent of revenue	2.7%		4.8%		10.4%

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

The provision (benefit) for income taxes increased by $1.7 million, or 112.4%, for the year ended December 31, 2007, as compared to the year ended December 31, 2006. This increase resulted primarily from the $4.0 million increase in income before income taxes. The effective tax rate for the year ended December 31, 2007 was 34.75%

compared to 28.42% for the year ended December 31, 2006. The primary reason for the increase in the rate is that we recognized a 7.03% decrease in the 2006 effective tax rate due to the settlement of the IRS audit.

The provision (benefit) for income taxes increased by $2.6 million, or 247.6%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005. This increase resulted primarily from the $8.2 million increase in income before income taxes. The effective tax rate for the year ended December 31, 2006 was 28.42% compared to (38.81)% for the year ended December 31, 2005. The primary reason for the increase in the rate was the before tax profits, offset in part by an increase in the nondeductible expenses.

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

Other Operating Data

Dealer fundings were $54.6 million during the year ended December 31, 2007, an increase of $33.1 million or $154%, compared to the year ended December 31, 2006. This increase is a result of our continuing effort to increase originations through business development efforts that include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. We funded these contracts using cash provided by operating activities as well as $11.7 million against our lines of credit. Receivables due in installments, estimated residual values, net investment in service contracts, and investment in rental equipment increased from $52.3 million at December 31, 2006 to $107.5 million at December 31, 2007, an increase of $55.2 million, or 105.5%. Unearned income increased by $21.7 million, or 158.5%, from $13.7 million at December 31, 2006 to $35.4 million at December 31, 2007. This increase was due to the $54.6 million in originations in 2007, representing a substantial increase over 2006. Net cash provided by operating activities increased by $3.6 million, or 13.3%, to $30.4 million during the year ended December 31, 2007, from the year ended December 31, 2006 because of the increase in originations.

Dealer fundings were $21.5 million during the year ended December 31, 2006, an increase of $15.1 million, or 237.8%, compared to the year ended December 31, 2005. This increase was a result of our continuing effort to increase originations through the business development efforts described in more detail above. We funded these contracts during 2006 using cash provided by operating activities. Receivables due in installments, estimated residual values, investment in service contracts, and net investment in rental equipment increased from $45.9 million at December 31, 2005 to $52.3 million at December 31, 2006, an increase of $6.4 million, or 14.0%. Unearned income increased by $10.0 million, or 274.0%, from $3.7 million at December 31, 2005 to $13.7 million at December 31, 2006. This increase was due to the $21.5 million in originations in 2006. Net cash provided by operating activities decreased by $8.4 million, or 23.8%, to $26.9 million during the year ended December 31, 2006, from the year ended December 31, 2005, because of the decrease in the size of our overall portfolio.

Selected Quarterly Data

The following is a summary of our unaudited quarterly results of operations for 2006 and 2007. This unaudited quarterly information was prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring items, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, and you should read them in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	2006						2007
	First		Second	Third	Fourth		First	Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter		Quarter	Quarter	Quarter	Quarter

Revenues:
Income on leases	$672		$724	$1.007	$1,514		$2,033	$2,653	$3,406	$4,210
Rental income	5,721		5,594	5,121	4,461		3,924	3,514	3,268	2,906
Income on service contracts	555		488	435	392		361	329	303	278
Loss and damage waiver fees	551		493	431	420		444	473	524	592
Service fees and other	1,103	(1)	535	437	373		386	330	415	445
Interest income	315		323	411	366		323	247	182	125

Total revenues	8,917		8,157	7,842	7,526		7,471	7,546	8,098	8,556

Expenses:
Selling, general and administrative	4,207		3,926	3,312	3,054		3,568	3,158	3,134	2,964
Provision for credit losses	1,610		1,627	1,887	1,861		1,523	1,677	1,919	2,736
Depreciation and amortization	1,765		1,674	1,195	692		463	347	288	246
Interest	81		31	23	27		13	13	13	104

Total expenses	7,663		7,258	6,417	5,634		5,567	5,195	5,354	6,050

Income before provision for income taxes	1,254		899	1,425	1,892		1,904	2,351	2,744	2,506
Provision for income taxes	490		361	573	131	(2)	687	902	941	773

Net income	$764		$538	$852	$1,761		$1,217	$1,449	$1,803	$1,733

Net income per common share — basic	$0.06		$0.04	$0.06	$0.13		$0.09	$0.10	$0.13	$0.12
Net income per common share — diluted	0.05		0.04	0.06	0.13		0.09	0.10	0.13	0.12
Dividends declared per common share	0.05		0.05	0.05	0.05		0.05	0.05	0.05	0.05

(1)	Includes a $212,000 gain on the sale of rental contracts

(2)	Includes a net benefit of $385,000 resulting from the settlement of the IRS audit.

Exposure to Credit Losses

The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts and service contracts in our portfolio as of December 31, 2005, 2006 and 2007. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category. The recent improvement in our aging exposure is due to the increase in lease originations in 2007 and an overall improvement in the credit quality of our portfolio.

	December 31, 2005		December 31, 2006		December 31, 2007
	(Dollars in thousands)

Current	$8,486	29.1%	$29,027	71.8%	$75,528	81.8%
31-60 days past due	637	2.2	1,607	4.0	4,565	5.0
61-90 days past due	601	2.1	825	2.0	3,016	3.2
Over 90 days past due	19,415	66.6	8,996	22.2	9,205	10.0

Receivables due in installments	$29,139	100.0%	$40,455	100.0%	$92,314	100.0%

Liquidity and Capital Resources

General

Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand and our line of credit which matures in August 2010. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes and capital expenditures.

We generated cash flow from operations of $30.4 million for the year ended December 31, 2007, $26.9 million for the year ended December 31, 2006, and $35.2 million for the year ended December 31, 2005.

Net cash used in investing activities was $55.2 million for the year ended December 31, 2007, $22.1 million for the year ended December 31, 2006 and $7.0 million for the year ended December 31, 2005. Investing activities primarily relate to the origination of leases with investments in lease contracts, direct costs, property, and equipment.

Net cash provided by financing activities was $3.1 million for the year ended December 31, 2007; net cash used by financing activities was $8.9 million for the year ended December 31, 2006 and $5.0 million for the year ended December 31, 2005. Financing activities includes borrowings from and repayments on our various financing sources. We repaid $5.1 million during 2007, $2.9 million during 2006, and $1.9 million during 2005. In addition, we paid dividends of $2.8 million in 2007, $6.2 million in 2006 and $2.7 million in 2005.

We believe that cash flows from our existing portfolio, cash on hand, available borrowings on the existing credit facility, and additional financing as required will be sufficient to support our operations and lease origination activity in the near term.

Borrowings

We utilize our line of credit to fund the origination and acquisition of leases. Borrowings outstanding under our lines of credit consist of the following:

	December 31, 2006				December 31, 2007
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
	(Dollars in 000)

Revolving credit facility(1)	$5	9.75%	$29,995	$30,000	$6,531	7.25%	$23,469	$30,000

	$5		$29,995	$30,000	$6,531		$23,469	$30,000

(1)	The unused capacity is subject to limitations based on lease eligibility and the borrowing base formula

On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified lease receivables. Outstanding borrowings bear interest at prime or at LIBOR plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. As of December 31, 2007 the qualified lease receivables eligible under the borrowing base exceeded the $30 million line of credit. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of December 31, 2007, we were in compliance with all covenants under the line of credit. At December 31, 2007 all of our loans were Prime Rate Loans. The prime rate at December 31, 2007 was 7.25%.

Prior to entering into the Sovereign facility, we had a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), where we could borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bore interest at prime plus 1.5% for prime rate loans or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR loans. As of December 31, 2006, based on lease eligibility and the borrowing base formula, we had $20.8 million in excess availability on the CIT line of credit. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty, and CIT released its security interests and liens.

Prior to obtaining the $30 million CIT line of credit in September 2004, we had borrowings outstanding under a $192 million senior credit facility with a group of financial institutions, which failed to renew in September 2002. While cash flows from our portfolio were sufficient to repay borrowings under the $192 million senior credit facility, we were forced to suspend virtually all contract originations until a new source of liquidity was obtained. As of December 31, 2004, the loan under the $192 million senior credit facility had been fully repaid.

We have periodically in the past financed our lease and service contracts through securitizations using special purpose entities. When we use this financing alternative, the assets of these special purpose entities were not available to pay our other creditors. However, the special purpose entities were included in our consolidated financial statements under generally accepted accounting principles. As a result, such assets and the related liabilities remain on our balance sheet and do not receive gain on sale treatment. The amounts borrowed under our securitization agreements were fully repaid as of December 31, 2004 and the special purpose entities associated with these agreements were subsequently dissolved.

Financial Covenants

Our Sovereign line of credit, like our prior facilities, has financial covenants that must be complied with in order to obtain funding through the facility and to avoid an event of default. As of December 31, 2007, we believe that we were in compliance with all covenants in our borrowing relationships.

Contractual Obligations and Lease Commitments

Contractual Obligations

We have entered into various agreements, such as debt and operating lease agreements that require future payments. As of December 31, 2007 we had borrowed $11.7 million against our lines of credit and had repaid $5.2 million. The $6.5 million of outstanding borrowings as of December 31, 2007 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $237,000 annually for the years 2008 through 2010.

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

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of December 31, 2007, we have repaid all of our fixed-rate debt and have $6.5 million of outstanding variable interest rate obligations under our Sovereign line of credit.

Our Sovereign line of credit bears interest at rates which fluctuate with changes in the prime rate or the LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. Statement 157 is effective as of the beginning of fiscal yeas that begin after November 15, 2007. We believe the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In February 2007 FASB issued SFAS 159, including and amendment of FASB statement No. 115, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earning as those changes occur. SFAS 159 also revises provisions of SFAS 115 that apply to available-for-sale and trading securities. Statement 159 is effective as of the beginning of fiscal yeas that begin after November 15, 2007. We believe the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In December 2007 FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. This statement addresses consolidation rules for noncontrolling interests. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It applies to all entities, but will affect only entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Statement 160 is effective as of the beginning of fiscal years that begin on or after December 15, 2008.

We believe the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

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

Disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our executive officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our executive officers, we assessed as of December 31, 2007, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2007 was effective.

Change in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended December 31, 2007, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Corporation” and “Proposal 1 — Election of Directors,” included in our proxy statement for the 2008 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2008, are hereby incorporated by reference.

Item 11.	Executive Compensation

The section, “Compensation of Executive Officers,” included in our proxy statement for the 2008 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2008, is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections, “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 2 — Approval of the MicroFinancial Incorporated 2008 Equity Incentive Plan,” included in our proxy statement for the 2008 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2008, are hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The section “Governance of the Corporation” included in our proxy statement for the 2008 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2008, is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The section “Proposal 3 — Ratification of the Selection of MicroFinancial’s Independent Registered Public Accounting Firm,” included in our proxy statement for the 2008 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2008, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

Our Financial Statements, together with the related report of the Independent Registered Public Accounting Firm, appear at pages F-1 through F-21 of this Form 10-K

(2) None

(3) Exhibits Index

Exhibit
Number		Description

3.1		Restated Articles of Organization, as amended. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.
3.2		Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10.1		Warrant Purchase Agreement dated April 14, 2003 among the Company, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.2		Form of Warrants to purchase Common Stock of the Company issued April 14, 2003, together with schedule of warrant holders. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.3		Co-Sale Agreement dated April 14, 2003 among the Company, Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle, Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr., and the Lenders named therein. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.4		Registration Rights Agreement dated April 14, 2003 among the Company and the Lenders named therein. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10	.5.1	Commercial Lease, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.25 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.5.2	Amendment to Lease #1, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.26 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.5.3	Lease Extension for the facility at 10-M Commerce Way, Woburn, MA dated September 16, 2003 among MicroFinancial Incorporated and Cummings Properties, LLC. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.
10	.5.4	Lease Extension #2 for the facility at 10-M Commerce Way, Woburn, MA dated July 15, 2005 among MicroFinancial Incorporated and Cummings Properties, LLC. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.6.1*	1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.6.2*	Forms of Restricted Stock Agreement grant under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.27 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

Exhibit
Number		Description

10	.6.3*	Form of incentive stock option agreement under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.3 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.6.4*	Form of non-qualified stock option agreement under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.4 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.7*	Second Amended and Restated Employment Agreement between the Company and Peter R. Bleyleben dated July 15, 2005. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.8*	Amended and Restated Employment Agreement between the Company and Richard F. Latour dated March 15, 2004. Incorporated by reference to Exhibit 10.8 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.9*	Employment Agreement between the Company and James R. Jackson, Jr. dated May 4, 2005. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.10*	Employment Agreement between the Company and Stephen Constantino dated May 4, 2005. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.11*	Employment Agreement between the Company and Steven LaCreta dated May 4, 2005. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10.12		Registration Rights Agreement dated June 10, 2004 by and among MicroFinancial Incorporated, Acorn Capital Group, LLC and Ampac Capital Solutions, LLC. Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on June 15, 2004.
10	.13.1	Credit Agreement dated August 2, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 8, 2007)
10	.13.2	Unlimited Guaranty of Registrant dated August 2, 2007 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 8, 2007)
10	.13.3	Unlimited Guaranty of Leasecomm dated August 2, 2007 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on August 8, 2007)
10	.13.4	Security Agreement between Borrower and Agent dated August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on August 8, 2007)
10	.13.5	Security Agreement between Registrant and Agent dated August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on August 8, 2007)
10	.13.6	Security Agreement between Leasecomm and Agent dated August 2, 2007 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on August 8, 2007)
10	.13.7	Trademark Security Agreement and License dated August 2, 2007 by Borrower (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on August 8, 2007)
10	.13.8	Trademark Security Agreement and License dated August 2, 2007 by Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on August 8, 2007)
10	.13.9	Trademark Security Agreement and License dated August 2, 2007 by Leasecomm (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on August 8, 2007)
10	.13.10	Pledge Agreement of Registrant dated August 2, 2007 (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on August 8, 2007)
10	.13.11	Sovereign Note dated August 2, 2007 (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on August 8, 2007)
10	.13.12	TD Banknorth Note dated August 2, 2007 (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on August 8, 2007)
21	.1†	Subsidiaries of Registrant
23	.1†	Consent of Vitale, Caturano & Company, Ltd.

Exhibit
Number		Description

31	.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Report.

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

Date: March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Bleyleben Peter R. Bleyleben	Chairman of the Board of Directors	March 25, 2008

/s/ Richard F. Latour Richard F. Latour	President, Chief Executive Officer, Treasurer, Clerk, Secretary and Director	March 25, 2008

/s/ James R. Jackson Jr. James R. Jackson Jr.	Vice President and Chief Financial Officer	March 25, 2008

/s/ Brian E. Boyle Brian E. Boyle	Director	March 25, 2008

/s/ John W. Everets John W. Everets	Director	March 25, 2008

/s/ Torrence C. Harder Torrence C. Harder	Director	March 25, 2008

/s/ Fritz Von Mering Fritz Von Mering	Director	March 25, 2008

/s/ Alan J. Zakon Alan J. Zakon	Director	March 25, 2008

MICROFINANCIAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MicroFinancial Incorporated:

We have audited the accompanying consolidated balance sheets of MicroFinancial Incorporated and its subsidiaries (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005, 2006 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2005, 2006 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/  Vitale, Caturano & Company, Ltd.

Boston, MA
March 25, 2008

MICROFINANCIAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(In thousands,
	except share
	and per share data)

ASSETS
Cash and cash equivalents	$28,737	$7,080
Restricted cash	—	561
Net investment in leases:
Receivables due in installments	40,455	92,314
Estimated residual value	3,859	9,814
Initial direct costs	302	729
Less:
Advance lease payments and deposits	(50)	(219)
Unearned income	(13,682)	(35,369)
Allowance for credit losses	(5,223)	(5,722)

Net investment in leases	25,661	61,547
Investment in service contracts, net	613	203
Investment in rental contracts, net	313	106
Property and equipment, net	655	782
Other assets	652	703
Deferred income taxes, net	3,090	—

Total assets	$59,721	$70,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$5	$6,531
Accounts payable	1,038	1,350
Dividends payable	691	698
Other liabilities	1,110	801
Income taxes payable	741	228
Deferred income taxes	—	546

Total liabilities	3,585	10,154

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2006 and 2007	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,811,442 and 13,960,778 shares issued and outstanding at December 31, 2006 and 2007, respectively	138	140
Additional paid-in capital	44,136	45,412
Retained earnings	11,862	15,276

Total stockholders’ equity	56,136	60,828

Total liabilities and stockholders’ equity	$59,721	$70,982

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except share and per share data)

Revenues:
Income on financing leases	$4,140	$3,917	$12,302
Rental income	25,359	20,897	13,612
Income on service contracts	3,467	1,870	1,271
Loss and damage waiver fees	2,863	1,895	2,033
Service fees and other	2,952	2,448	1,576
Interest income	503	1,415	877

Total revenues	39,284	32,442	31,671

Expenses:
Selling, general and administrative	20,884	14,499	12,824
Provision for credit losses	10,468	6,985	7,855
Depreciation and amortization	9,497	5,326	1,344
Interest	1,148	162	143

Total expenses	41,997	26,972	22,166

Income (loss) before provision (benefit) for income taxes	(2,713)	5,470	9,505
Provision (benefit) for income taxes	(1,053)	1,555	3,303

Net income (loss)	$(1,660)	$3,915	$6,202

Net income (loss) per common share — basic	$(0.12)	$0.28	$0.45

Net income (loss) per common share — diluted	$(0.12)	$0.28	$0.44

Weighted average shares outstanding — basic	13,567,640	13,791,403	13,922,974

Weighted average shares outstanding — diluted	13,567,640	13,958,759	14,149,634

Dividends declared per common share	$0.50	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2006 and 2007

			Additional			Total
	Common Stock		Paid-In	Retained	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Equity
	(In thousands, except share data)

Balance at December 31, 2004	13,185,166	$132	$42,826	$19,186	$(51)	$62,093
Affect of adoption of SFAS No. 123(R)	—	—	(51)	—	51	—
Option exercises	432,500	4	(4)	—	—	—
Warrant exercises	322,938	3	776	—	—	779
Restricted stock granted	13,912	—	63	—	—	63
Stock-based compensation	—	—	842	—	—	842
Amortization of unearned compensation	5,000	—	15	—	—	15
Purchase and retirement of stock	(245,617)	(2)	(646)	—	—	(648)
Common stock dividends ($0.50 per share)	—	—	—	(6,815)	—	(6,815)
Tax benefit on stock options	—	—	18	—	—	18
Net loss	—	—	—	(1,660)	—	(1,660)

Balance at December 31, 2005	13,713,899	137	43,839	10,711	—	54,687
Warrant exercises	13,983	—	—	—	—	—
Stock issued for accrued compensation	56,141	1	199	—	—	200
Restricted stock granted	16,169	—	51	—	—	51
Stock-based compensation	—	—	10	—	—	10
Amortization of unearned compensation	11,250	—	37	—	—	37
Common stock dividends ($0.20 per share)	—	—	—	(2,764)	—	(2,764)
Net income	—	—	—	3,915	—	3,915

Balance at December 31, 2006	13,811,442	138	44,136	11,862	—	56,136
Warrant exercises	125,000	1	319	—	—	320
Purchase and retirement of shares	(75,000)	(1)	(398)	—	—	(399)
Stock issued for accrued compensation	77,654	2	307	—	—	309
Restricted stock granted	11,682	—	72	—	—	72
Stock-based compensation	—	—	12	—	—	12
Conversion of share-based liability awards to equity awards	—	—	932	—	—	932
Amortization of unearned compensation	10,000	—	32	—	—	32
Common stock dividends ($0.20 per share)	—	—	—	(2,788)	—	(2,788)
Net income	—	—	—	6,202	—	6,202

Balance at December 31, 2007	13,960,778	$140	$45,412	$15,276	$—	$60,828

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
		(In thousands)

Cash flows from operating activities:
Cash received from customers	$55,231	$39,790	$42,553
Cash paid to suppliers and employees	(20,066)	(13,762)	(12,653)
Cash (paid) received for income taxes	102	(453)	(230)
Interest paid	(542)	(120)	(107)
Interest received	503	1,415	877

Net cash provided by operating activities	35,228	26,870	30,440

Cash flows from investing activities:
Investment in lease contracts	(6,364)	(21,498)	(54,035)
Investment in direct costs	(59)	(345)	(761)
Investment in property and equipment	(555)	(271)	(407)

Net cash used in investing activities	(6,978)	(22,114)	(55,203)

Cash flows from financing activities:
Proceeds from secured debt	262	179	11,685
Repayment of secured debt	(135)	(335)	(5,159)
Increase in restricted cash	—	—	(561)
Repayment of subordinated debt	(1,771)	(2,602)	—
Repayment of capital leases	(41)	—	—
Proceeds from exercise of common stock warrants	—	—	41
Purchase and retirement of common stock warrants	—	—	(120)
Purchase and retirement of stock	(648)	—	—
Payment of dividends	(2,700)	(6,187)	(2,780)

Net cash provided by (used in) financing activities	(5,033)	(8,945)	3,106

Net change in cash and cash equivalents	23,217	(4,189)	(21,657)
Cash and cash equivalents, beginning	9,709	32,926	28,737

Cash and cash equivalents, ending	$32,926	$28,737	$7,080

Reconciliation of net income (loss) to net cash provided by operating activitites:
Net income (loss)	$(1,660)	$3,915	$6,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(4,140)	(3,917)	(12,302)
Depreciation and amortization	9,497	5,326	1,344
Provision for credit losses	10,468	6,985	7,855
Recovery of equipment cost and residual value	20,755	12,309	22,909
Stock-based compensation expense	1,088	255	517
Amortization of unearned compensation	15	37	32
Non-cash interest expense	606	46	37
Decrease (increase) in deferred income taxes	(1,382)	1,792	3,636
Changes in assets and liabilities:
Increase (decrease) in income taxes payable	431	310	(513)
Decrease (increase) in other assets	1,053	678	(87)
Increase (decrease) in accounts payable	(1,375)	(61)	691
Increase (decrease) in other liabilities	(128)	(805)	119

Net cash provided by operating activities	$35,228	$26,870	$30,440

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$63	$251	$381
Warrants exercised by cancellation of debt	779	—	—
Conversion of share-based liability awards to equity awards	—	—	932

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)

A.	Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment during 2007 was approximately $6,500 while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our line of credit.

Net losses incurred by us during the third and fourth quarters of 2002 caused us to be in default of certain debt covenants in our credit facility and securitization agreements. As a result, in September 2002, our credit facility failed to renew and we were forced to suspend substantially all origination activity. In June 2004, we secured a one-year $8 million line of credit and a $2 million three-year subordinated note that enabled us to resume contract originations. In conjunction with raising new capital, we also formed a wholly-owned operating subsidiary, TimePayment Corp. On September 29, 2004, we secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group. The CIT line of credit replaced the $8 million line of credit under more favorable terms and conditions including, but not limited to, pricing at prime plus 1.5% or at the 90-day LIBOR plus 4%. In addition, we used the proceeds from the CIT line of credit to retire the outstanding debt with the former bank group. On July 20, 2007, by mutual agreement with CIT, we paid off and terminated the CIT line of credit without penalty, and CIT released its security interests and liens.

On August 2, 2007 we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified lease receivables. Outstanding borrowings bear interest at Prime or LIBOR plus 2.75% and are collateralized by eligible lease contracts and a security interest in all other assets. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of December 31, 2007 we were in compliance with all covenants under the line of credit.

We have also continued to take steps to reduce overhead, including a reduction in headcount from 203 employees at December 31, 2002 to 87 employees at December 31, 2005. During the year ended December 31, 2006 our employee headcount was decreased to 67 in a continued effort to maintain an infrastructure that is aligned with current business conditions. At December 31, 2007 our employee headcount was 78.

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments, collateralized repurchase agreements, commercial paper, certificates of deposit and US government and agency securities. As of December 31, 2007 our cash equivalents consisted of certificates of deposit.

Restricted Cash

As part of our line of credit under the securitization agreements, we collected cash receipts for financing contracts that had been pledged to pay down the line of credit. Under the Sovereign line of credit agreement the TimePayment receipts are posted to a collateralization account which gives rise to their restricted nature.

Leases and Revenue Recognition

Our lease contracts are accounted for as financing leases. At origination, we record the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended if, in our opinion, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, we may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. At the end of the lease term, the lessee has the option to buy the equipment at the fair market value, return the equipment or continue to rent the equipment on a month-to-month basis. If the lessee continues to rent the equipment, we record our investment in the rental contract at its estimated residual value. Rental revenue and depreciation are recognized based on the methodology described below. Other revenues such as loss and damage waiver fees and service fees relating to the leases and contracts are recognized as they are earned.

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

We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We take charge-offs against our receivables when such receivables are deemed uncollectible which is generally at 360 days past due where no contact has been made with the lessee for 12 months. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.

Investment in Service Contracts

Our investments in cancelable service contracts are recorded at cost and amortized over the expected life of the contract. Income on service contracts from monthly billings is recognized as the related services are provided.

At December 31, 2006 and 2007, our investment in service contracts consisted of the following:

	December 31,
	2006	2007

Investment in service contracts	$3,418	$2,482
Less accumulated amortization	(2,805)	(2,279)

Investment in service contracts, net	$613	$203

Amortization expense on service contracts totaled $3,151,000 $1,016,000 and $369,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Upon retirement or other disposition, the cost and related accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of our investment in service contracts.

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

At December 31, 2006 and 2007, our investment in rental contracts consisted of the following:

	December 31,
	2006	2007

Investment in rental contracts	$7,387	$5,198
Less accumulated depreciation	(7,074)	(5,092)

Investment in rental contracts, net	$313	$106

Depreciation expense on rental contracts totaled $5,936,000, $4,108,000 and $695,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts.

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, net investment in leases, accounts payable, line of credit, and other liabilities, we believe that the carrying amount approximates fair value.

Debt Issue Costs

Costs incurred in securing financing are capitalized and amortized over the term of the financing. Upon a refinancing, any unamortized costs are expensed. We incurred amortization expenses of $387,000, $387,000, and $345,000 for the years ended December 31, 2005 through 2007, respectively.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an antidilutive effect on net income (loss) per common share. At December 31, 2005, 1,242,500 options, 335,957 warrants, and 11,250 unvested shares of restricted stock were excluded from the computation of diluted net loss per share because their effect was antidilutive. At December 31, 2006, 1,075,000 options and 175,000 warrants were excluded from the computation of diluted net income per share because their effect was antidilutive. At December 31, 2007, 1,115,188 options were excluded from the computation of diluted net income per share because their effect was antidilutive.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2005	2006	2007

Net income (loss)	$(1,660)	$3,915	$6,202

Weighted-average shares outstanding used in computation of net income (loss) per share — basic	13,567,640	13,791,403	13,922,974
Dilutive effect of options, warrants and restricted stock	—	167,356	226,660

Shares used in computation of net income (loss) per common share — assuming dilution	13,567,640	13,958,759	14,149,634

Net income (loss) per common share — basic	$(0.12)	$.28	$.45

Net income (loss) per common share — diluted	$(0.12)	$.28	$.44

Stock-Based Employee Compensation

Effective January 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS 123(R) requires us to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered by SFAS 123(R) include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Under the modified prospective method of adoption, compensation cost was recognized during the years ended December 31, 2005 through 2007 for stock options. The modified prospective application transition method requires the application of this standard to:

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued “SFAS” No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. Statement 157 is effective as of the beginning of fiscal years that begin after November 15, 2007. We believe the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In February 2007 FASB issued SFAS 159, including an amendment of FASB statement No. 115, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earning as those changes occur. SFAS 159 also revises provisions of SFAS 115 that apply to available-for-sale and trading securities. Statement 159 is effective as of the

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning of fiscal years that begin after November 15, 2007. We believe the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In December 2007 FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. This statement addresses consolidation rules for noncontrolling interests. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It applies to all entities, but will affect only entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Statement 160 is effective as of the beginning of fiscal years that begin on or after December 15, 2008. We believe the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

C.	Net Investment in Leases

At December 31, 2007, future minimum payments on our lease receivables are as follows:

Year Ending December 31,

2008	$35,541
2009	26,706
2010	18,106
2011	9,241
2012	2,720

Total	$92,314

At December 31, 2007, the weighted-average remaining life of the leases in our portfolio is approximately 39 months and the weighted-average implicit rate of interest is approximately 29.1%.

A summary of the activity in our allowance for credit losses is as follows:

	Year Ended December 31,
	2005	2006	2007

Allowance for credit losses, beginning	$14,963	$8,714	$5,223
Provision for credit losses	10,468	6,985	7,855
Charge-offs	(22,806)	(16,069)	(12,119)
Recoveries	6,089	5,593	4,763

Allowance for credit losses, ending	$8,714	$5,223	$5,722

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in estimated residual value is as follows:

	Year Ended December 31,
	2005	2006	2007

Estimated residual value, beginning	$9,502	$3,865	$3,859
Lease originations	710	2,954	7,145
Terminations	(6,347)	(2,960)	(1,190)

Estimated residual value, ending	$3,865	$3,859	$9,814

Originations represent the residual value capitalized upon origination of leases and terminations represent the residual value deducted upon the termination of a lease that (i) is bought out during or at the end of the lease term, (ii) has completed its original lease term and converted to an extended rental contract, (iii) has been charged off by us, or (iv) has been returned to us and recorded as inventory.

D.	Property and Equipment

At December 31, 2006 and 2007, our property and equipment consisted of the following:

	December 31,
	2006	2007

Computer equipment	$4,184	$4,551
Office equipment	691	732
Leasehold improvements	263	263

Total	5,138	5,546
Less accumulated depreciation and amortization	(4,483)	(4,764)

Net	$655	$782

Depreciation and amortization expense on property and equipment totaled $410,000, $202,000 and $280,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Total depreciation and amortization expense for property and equipment, service contracts and rental contracts was $9,497,000, $5,326,000 and $1,344,000 or the years ended December 31, 2005, 2006 and 2007, respectively.

E.	Notes Payable and Subordinated Debt

At December 31, 2006 and 2007, our notes payable and subordinated debt consisted of the following:

	December 31,
	2006	2007

Credit facility — CIT	$5	$—
Credit facility — Sovereign	—	6,531

Notes Payable

On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified TimePayment lease receivables. Outstanding borrowings bear interest at Prime or at a London Interbank Offered Rate (“LIBOR”) plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. At December 31, 2007 all of our loans were Prime Rate Loans. The prime rate at December 31, 2007 was 7.25%. The amount available on our line of credit at December 31, 2007 was $23,469,000. The line of credit has financial covenants that we must

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comply with to obtain funding and avoid an event of default. As of December 31, 2007, we were in compliance with all covenants under the line of credit.

Prior to obtaining the Sovereign line of credit, on September 29, 2004, we entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), under which we could borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bore interest at prime plus 1.5% or at the 90-day LIBOR plus 4.0%. The prime rates at December 31, 2006 was 8.25%. The 90-day LIBOR rate at December 31, 2006 was 5.36%. As of December 31, 2006, the interest rate on the CIT line of credit was 9.75%, and we were in compliance with all covenants under the CIT credit facility. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty.

In connection with the CIT line of credit, we issued warrants to CIT to purchase 50,000 shares of our common stock at an exercise price of $0.825 per share which were exercised. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid-in capital and debt issue costs. The resulting debt issue cost of $139,000 was being amortized to interest expense under the effective interest method. Non-cash interest expense was $43,000 and $46,000, and $37,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

We also issued warrants to our financial advisor, in connection with the CIT line of credit, to purchase 75,000 shares of our common stock at an exercise price of $3.704 per share which were exercised. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and debt issue costs. The resulting debt issue cost of $131,000 was being amortized over the life of the CIT line of credit.

Subordinated Notes Payable

At December 31, 2005, we had subordinated debt outstanding of $2,602,000. This debt was subordinated in the rights to our assets to notes payable to the primary lenders as described above. These borrowings had interest rates ranging from 8% to 12% and maturity dates ranging from March 2006 to November 2006. At December 31, 2006, these notes were paid in full.

In June 2004, we secured a commitment for a three year subordinated note for $2 million bearing interest at 13%, simultaneously with the closing of the $8 million credit line discussed above. In connection with the note, we issued warrants to purchase 110,657 shares of our common stock at an exercise price of $2.00 per share and 191,685 shares of our common stock at an exercise price of $2.91 per share, both expiring on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on subordinated notes payable. The resulting discount of $628,000 was amortized to interest expense under the effective interest method. Non-cash interest expense was $65,000 and $563,000 for the years ended December 31, 2004 and 2005, respectively.

In May 2005, the lender elected to exercise all the warrants issued in connection with the $2 million subordinated note. The lender paid the exercise price by cancelling $779,117 of the outstanding subordinated note. As of December 31, 2005, this note was fully repaid.

At December 31, 2005, subordinated notes payable included $652,000 due to stockholders, officers and directors. Interest paid to stockholders, officers and directors under such notes, at rates ranging between 8% and 12%, amounted to $78,000 and $35,000 for the years ended December 31, 2005 and 2006, respectively.

F.	Stockholders’ Equity

Warrants

On April 14, 2003, we issued warrants to purchase an aggregate of 268,199 shares of our common stock at an exercise price of $0.825 per share. The warrants were issued to the lenders in connection with the waiver of the

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the $8 million line of credit, we issued warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $6.00 per share which expired on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on notes payable. The resulting discount of $117,000 was being amortized to interest expense under the effective interest method. Since the $8 million line of credit was canceled as of September 29, 2004 the entire discount was accreted to interest expense during the year ended December 31, 2004.

On October 5, 2007, 75,000 warrants were exercised by the warrant holder which were subsequently repurchased and retired by the Company at a net cost of $120,000.

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

On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized and deferred compensation on the balance sheet was reduced. During the year ended December 31, 2004, 8,750 shares vested and $28,000 was amortized from unearned compensation to compensation expense. On

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of SFAS 123(R), we reclassified the balance of deferred compensation to additional paid-in capital. The following table summarizes non-employee directors’ restricted stock activity:

	Number	Amortized
	of	Compensation
	Shares	Expense

Non-vested at December 31, 2004	16,250
Granted	—
Vested	(5,000)	$15,000

Non-vested at December 31, 2005	11,250
Granted	25,000
Vested	(11,250)	$37,000

Non-vested at December 31, 2006	25,000
Granted	—
Vested	(10,000)	$32,000

Non-vested at December 31, 2007	15,000

At December 31, 2007 there was approximately $43,000 of total unrecognized compensation expense related to directors’ non-vested restricted stock activity. That cost is expected to be recognized over a period of 3 years.

On July 14, 2005, the non-employee directors were granted a total of 13,912 shares of stock with a fair value of $4.50 per share in accordance with our director compensation policy. These shares were fully vested on the date of issuance.

In February 2006, executive officers and directors were granted a total of 56,141 shares of stock with a fair value of $3.55 per share for services rendered during the year ended December 31, 2005. In July 2006, the non-employee directors were granted a total of 15,078 shares of stock with a fair value of $3.17 per share in accordance with our director compensation policy. In August 2006, a new non-employee director was granted a total of 1,091 shares of stock with a fair value of $3.35 per share in accordance with our director compensation policy. These shares were fully vested on the date of issuance.

In February 2007, executive officers and directors were granted a total of 77,654 shares of stock with a fair value of $3.96 per share for services rendered during the year ended December 31, 2006. The total 2007 expense related to the grant of theses shares was $309,000.

In February 2007, we granted ten year options to our executive officers to purchase 40,188 shares of common stock at an exercise price of $5.77 per share. The options vest on the fifth anniversary of their grant. No options were exercised or cancelled during the year ended December 31, 2007. The total 2007 expense related to these options was $12,000.

In July 2007, we granted our non-employee directors a total of 11,682 shares of stock with a fair value of $6.18 per share in accordance with our directors’ compensation policy. The total 2007 expense related to the grant of these shares was $72,000.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes stock option activity for the years ended December 31, 2005, 2006 and December 31, 2007:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price

Outstanding at December 31, 2004	1,675,000	$0.86 to $13.544	$7.139
Exercised in 2005	(432,500)	$0.86 to $1.585	$1.250

Outstanding at December 31, 2005 and 2006	1,242,500	$1.585 to $13.544	$9.189
Granted in 2007	40,188	$5.77	$5.77

Outstanding at December 31, 2007	1,282,688

The options granted prior to, and including 2007, vest over five years based solely on service and are exercisable only after they become vested. At December 31, 2005 and 2006, 1,090,500 and 1,195,500, respectively, of the outstanding options were fully vested. The total intrinsic value of all options exercised during the year ended December 31, 2005 was $1,554,000.

Information relating to our outstanding stock options at December 31, 2007 is as follows:

	Outstanding			Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$12.31	359,391	1.16	$—	$12.31	359,391	$—
13.54	40,609	1.16	—	13.54	40,609	—
9.78	350,000	2.15	—	9.78	350,000	—
13.10	90,000	3.14	—	13.10	90,000	—
6.70	235,000	4.16	—	6.70	235,000	—
1.59	167,500	4.91	781,000	1.59	167,500	781,000
5.77	40,188	9.17	19,000	5.77	—	—

	1,282,688	2.86	$800,000	9.19	1,242,500	$781,000

In March 2005, our Board of Directors accelerated the vesting of all of our President and CEO’s in the money options which resulted in the vesting of 70,000 options with an exercise price of $1.585 and 80,000 options with an exercise price of $0.86. As a result of the acceleration, we recognized additional compensation expense of $566,000 for the year ended December 31, 2005. In addition, our Board of Directors elected to allow the cashless exercise of options exercised during the year ended December 31, 2005. As a result of the circumstances of the exercises, all awards made under the 1998 Plan were classified as share-based liability awards. During the year ended December 31, 2005, the total share- based employee compensation cost recognized for stock options was $1,025,000 and we recognized a related income tax benefit of approximately $291,000. During the years ended December 31, 2006 and 2007 the total share-based employee compensation cost recognized for stock options was $255,000 and $517,000 respectively. We did not recognize a related income tax benefit in either year as no options were exercised.

In accordance with SFAS 123(R), for share-based liability awards, we recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. In addition, we will recognize any incremental compensation cost as it is incurred. For the years ended December 31, 2005, 2006 and 2007, we recognized an additional $53,000, $23,000 and $503,000, respectively, in compensation expense due to the change in the fair value of the share-based liability awards outstanding.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2007, 40,188 options were granted with an exercise price of $5.77. The options were valued at the date of grant using the following assumptions; expected life in years of 7, annualized volatility of 43.62%, expected dividend yield of 3.47%, and a risk free interest rate of 4.62%. As of December 31, 2007 we had recognized $12,000 of costs related to theses options. As of December 31, 2007 we had approximately $69,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 4 years. There were no options granted during the years ended December 31, 2005 and 2006. The fair values as of December 31, 2005, of the outstanding options classified as liability instruments under SFAS 123(R) were estimated using expected lives of two to four years, annualized volatility of 79.50%, an expected dividend yield of 5.13% and risk-free interest rates of 3.82% to 4.05%. The fair values as of December 31, 2006, were estimated using expected lives of one to three years, annualized volatility of 40.45%, and an expected dividend yield of 5.14% and a risk-free interest rate of 4.82%.

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

Common Stock Reserved

At December 31, 2005 and 2006, 1,242,500 shares of common stock were reserved for common stock option exercises. At December 31, 2007, 1,282,688 shares of common stock were reserved for common stock option exercises. At December 31, 2005, 2006, and 2007, 1,763,952, 1,666,642 and 1,537,118 shares of common stock were reserved for future grants, respectively.

We reserved shares of common stock at December 31, 2007 as follows:

Warrants	93,289
Stock options	1,282,688
Restricted stock grants	15,000
Reserved for future grants	1,537,118

Total	2,928,095

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2005	2006	2007

Current:
Federal	$168	$(416)	$67
State	161	179	188

	329	(237)	255

Deferred:
Federal	(978)	2,039	3,269
State	(404)	(247)	(221)

	(1,382)	1,792	3,048

Total	$(1,053)	$1,555	$3,303

At December 31, 2006 and 2007, the components of the net deferred tax asset were as follows:

	2006	2007

Deferred tax assets:
Allowance for credit losses	$1,747	$2,289
Accrued expenses	315	—
Depreciation and amortization	7,760	18,194
Federal alternative minimum tax credit	1,345	599
Federal NOL carryforward	1,020	—
State NOL and other state attributes	3,451	3,396
State valuation allowance	(2,915)	(2,442)

Total deferred tax assets	12,723	22,036

Deferred tax liabilities:
Lease receivable and unearned income	(7,969)	(17,968)
Residual value	(1,543)	(3,926)
Initial direct costs	(121)	(291)
Reserve for Contingencies	—	(397)

Total deferred tax liabilities	(9,633)	(22,582)

Net deferred tax asset (liability)	$3,090	$(546)

At December 31, 2007, we had no federal loss carry-forward. At December 31, 2007, we had state net operating loss carry-forwards of $38.6 million which may be used to offset future income. The state NOL’s have restrictions and expire in approximately one to twenty years. We recorded a valuation allowance against our state deferred tax assets as it is unlikely that these deferred tax assets will be fully realized.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

	Year Ended December 31,
	2005	2006	2007

Federal statutory rate	(35.00)%	35.00%	35.00%
State income taxes, net of federal benefit	(4.13)	6.36	7.10
State valuation allowance	(6.90)	(7.49)	(6.35)
IRS audit settlement	—	(7.03)	—
Reversal of state income tax reserve	—	—	(2.02)
Nondeductible expenses and other	7.22	1.58	1.02

Effective income tax rate	(38.81)%	28.42%	34.75%

The calculation of our tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. We record liabilities for estimated tax obligations for federal and state purposes. For the years ended December 31, 2005, 2006 and 2007, the nondeductible expenses and other rate of 7.22%, 1.58% and 1.02% respectively, includes certain non-deductible stock-based compensation.

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

Uncertain Tax Positions

As of December 31, 2006, we had a liability of $760,000 for unrecognized tax benefits and a liability of $160,000 for accrued interest and penalties related to various state income tax matters. As of December 31, 2007 we had a liability of $450,000 for unrecognized tax benefits and a liability of $170,000 for accrued interest and penalties related to various state income tax matters. Of these amounts, approximately $400,000 would impact our effective tax rate after a $220,000 federal tax benefit for state income taxes. The decrease in the unrecognized tax benefits and interest is due to the release of $25,000 of state tax reserves related to the settlement of state audits and $300,000 related to expiration of state statutes of limitations offset by $25,000 in additional accrued expense. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$920,000
Additions for tax positions related to current year	25,000
Reductions for tax positions as a result of:
Settlements	(25,000)
Lapse of statue of limitations	(300,000)

Balance at December 31, 2007	$620,000

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2004 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2001.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Commitments and Contingencies

Operating Leases

The lease for our facility in Woburn, Massachusetts expires in 2010. At December 31, 2007, future minimum lease payments under non-cancelable operating leases are $237,000 in 2008, $237,000 in 2009 and $237,000 in 2010. Rental expense under operating leases totaled $668,000, $275,000 and $280,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Legal Matters

We are subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on our results of operation or financial position.

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

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are eligible to contribute up to 100% of their gross salary until they reach the maximum annual contribution amount allowed under the Internal Revenue Code. We match $0.50 for every $1.00 contributed by an employee up to 6% of the employee’s salary, the maximum match is 3%. Vesting of our contributions is over a five-year period at 20% per year. Our contributions to the defined contribution plan were $53,000, $47,000 and $75,000 for the years ended December 31, 2005, 2006, and 2007 respectively.

J.	Concentration of Credit Risk

Our financial instruments that are exposed to concentration of credit risk consist primarily of lease and rental receivables and cash and cash equivalent balances. To reduce our risk, credit policies are in place for approving leases and lease pools are monitored by us. In addition, cash and cash equivalents are maintained at high-quality financial institutions.

During the year ended December 31, 2005, our top three dealers accounted for 47.29% of all of the leases originated at 26.61%, 10.64%, and 10.04%, respectively. During the year ended December 31, 2006, our top dealer accounted for 13.91% of all leases originated. During the year ended December 31, 2007 our top dealer accounted for 10.03% of all leases originated. No other dealers accounted for more than 10% of the leases originated.

We service leases and rental contracts in all 50 states of the United States and its territories. As of both December 31, 2005 and 2006, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of our portfolio. Only California accounted for more than 10% of the total portfolio as of December 31, 2005 at approximately 14%. As of December 31, 2007, California, Florida, Texas and New York accounted for approximately 13%, 13%, 8%, and 7%, respectively, of the total portfolio. None of the remaining states accounted for more than 5% of such total.

The majority of our portfolio consists of authorization systems for point-of-sale (“POS”), card-based payments for example, debit, credit, gift and charge cards. These systems may be subject to adverse business or technological changes that could impact their demand.