Form 10-Q
period 2008-03-31
MICROFINANCIAL INC
filed 2008-05-14
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of April 30, 2008, 13,987,528 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	Unaudited
ASSETS
Cash and cash equivalents	$5,835	$7,080
Restricted cash	499	561
Net investment in leases:
Receivables due in installments	108,864	92,314
Estimated residual value	11,567	9,814
Initial direct costs	864	729
Less:
Advance lease payments and deposits	(381)	(219)
Unearned income	(40,834)	(35,369)
Allowance for credit losses	(7,771)	(5,722)

Net investment in leases	72,309	61,547
Investment in service contracts, net	141	203
Investment in rental contracts, net	96	106
Property and equipment, net	806	782
Other assets	645	703

Total assets	$80,331	$70,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$14,508	$6,531
Accounts payable	872	1,350
Capital lease obligation	43	—
Dividends payable	—	698
Other liabilities	1,010	801
Income taxes payable	172	228
Deferred income taxes	1,190	546

Total liabilities	17,795	10,154

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,986,278 and 13,960,778 shares issued at March 31, 2008 and December 31, 2007, respectively	140	140
Additional paid-in capital	45,562	45,412
Retained earnings	16,834	15,276

Total stockholders’ equity	62,536	60,828

Total liabilities and stockholders’ equity	$80,331	$70,982

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2008	2007
	Unaudited
Revenues:
Income on financing leases	$4,940	$2,033
Rental income	2,752	3,924
Income on service contracts	259	361
Loss and damage waiver fees	688	444
Service fees and other	549	386
Interest income	60	323

Total revenues	9,248	7,471

Expenses:
Selling, general and administrative	3,239	3,568
Provision for credit losses	3,357	1,523
Depreciation and amortization	230	463
Interest	152	13

Total expenses	6,978	5,567

Income before provision for income taxes	2,270	1,904
Provision for income taxes	713	687

Net income	$1,557	$1,217

Net income per common share — basic	$0.11	$0.09

Net income per common share — diluted	$0.11	$0.09

Weighted-average shares:
Basic	13,974,904	13,860,534

Diluted	14,160,139	14,072,449

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
	Unaudited
Cash flows from operating activities:
Cash received from customers	$13,163	$9,547
Cash paid to suppliers and employees	(4,022)	(3,537)
Income taxes paid	(125)	(90)
Interest paid	(151)	(1)
Interest received	60	323

Net cash provided by operating activities	8,925	6,242

Cash flows from investing activities:
Investment in lease and rental contracts	(17,177)	(10,138)
Investment in direct costs	(265)	(142)
Investment in property and equipment	(111)	(57)

Net cash used in investing activities	(17,553)	(10,337)

Cash flows from financing activities:
Proceeds from secured debt	18,648	19
Repayment of secured debt	(10,672)	—
Decrease in restricted cash	62	—
Proceeds from capital lease obligation	46	—
Repayment of capital lease obligations	(3)
Payment of dividends	(698)	(691)

Net cash provided by (used in) financing activities	7,383	(672)

Net change in cash and cash equivalents	(1,245)	(4,767)
Cash and cash equivalents, beginning of period	7,080	28,737

Cash and cash equivalents, end of period	$5,835	$23,970

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,557	1,217
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(4,939)	(2,033)
Depreciation and amortization	230	463
Provision for credit losses	3,357	1,523
Recovery of equipment cost and residual value	8,088	4,232
Stock-based compensation expense	22	392
Non-cash interest expense (amortization of debt discount)	—	12
Changes in assets and liabilities:
Current taxes payable	(13)	597
Deferred income taxes	706	—
Other assets	58	132
Accounts payable	(350)	(219)
Other liabilities	209	(74)

Net cash provided by operating activities	$8,925	$6,242

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$128	$307
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
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.
     The balance sheet at December 31, 2007 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     A summary of the activity in our allowance for credit losses for the three months ended March 31, 2008 is as follows:

Allowance for credit losses at December 31, 2007		$5,722
Provision for credit losses		3,357
Charge-offs	(2,329)
Recoveries	1,021

Charge-offs, net of recoveries		(1,308)

Allowance for credit losses at March 31, 2008		$7,771

Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. At March 31, 2007, 1,115,188 options and 100,000 warrants were excluded from the computation of diluted net income per share because their effect was antidilutive. At March 31, 2008, 1,292,067 options were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Three Months Ended
	March 31,
	2008	2007
Net income	$1,557	$1,217

Weighted average common shares outstanding	13,974,904	13,860,534
Dilutive effect of common stock options, warrants and restricted stock	185,235	211,915

Shares used in computation of net income per common share — diluted	14,160,139	14,072,449

Net income per common share — basic	$0.11	$0.09

Net income per common share — diluted	$0.11	$0.09

Stock-Based Employee Compensation
     Under our 1998 Equity Incentive Plan, we reserved 4,120,380 shares of common stock for issuance. In February 2008, we granted 10 year options to our executive officers to purchase 176,879 shares of common stock at an exercise price of $5.85 per share. The fair value of these awards was $1.78 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.25, annualized volatility of 41.30%, expected dividend yield of 3.70% and a risk—free interest rate of 2.66%. The options vest over five years beginning on the second anniversary of the grant date. In February 2007, we granted ten year options to our executive officers to purchase 40,188 shares of common stock at an exercise price of $5.77 per share. The fair value of these awards

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
was $2.08 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 7, annualized volatility of 43.62%, expected dividend yield of 3.47%, and a risk-free interest rate of 4.62%. The options vest on the fifth anniversary of their grant date. No options were exercised or cancelled during the three months ended March 31, 2008.
     On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized. As of March 31, 2008, 37,500 shares were fully vested between these two directors.
Information relating to our outstanding stock options at March 31, 2008 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
Exercise		Average	Intrinsic	Average		Intrinsic
Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$12.31	359,391	.91	$—	$12.31	359,391	$—
13.54	40,609	.91	—	13.54	40,609	—
9.78	350,000	1.9	—	9.78	350,000	—
13.10	90,000	2.89	—	13.10	90,000	—
6.70	235,000	3.91	—	6.70	235,000	—
1.59	167,500	4.66	610,000	1.59	167,500	610,000
5.77	40,188	8.92	—	5.77	—	—
5.85	176,879	9.83	—	5.85	—	—

	1,459,567	3.48	$610,000	9.19	1,242,500	$610,000

     During the three months ended March 31, 2008 and 2007, the total share based employee compensation cost recognized was $22,000 and $392,000, respectively.
     For share-based liability awards, we recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As a result of modifications to certain awards in 2005, some awards made under the plan had been classified as share-based liability awards. As of March 31, 2007, our share-based liability awards were fully vested. In April 2007, we modified certain exercise features of all our outstanding share-based liability awards by restricting the settlement methods available to the option holders and converted these awards to equity awards. As a result of our modifications, our cumulative share-based compensation liability of $932,000 was reclassified in April 2007 to additional paid-in capital.
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
C. Notes Payable
     On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified TimePayment lease receivables. Outstanding borrowings bear interest at Prime or at a London Interbank Offered Rate (“LIBOR”) plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. At March 31, 2008 all of our loans were Prime Rate Loans. The prime rate at March 31, 2008 was 5.25%. The amount available on our line of credit at March 31, 2008 was $15,492,000. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of March 31, 2008, we were in compliance with all covenants under the line of credit.
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
D. Commitments and Contingencies
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
E. Recent Accounting Pronouncements
     Effective January 1, 2008, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial position or results of operations.
     In February 2007 the FASB issued SFAS 159, including an amendment of FASB statement No. 115, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earning as those changes occur. SFAS 159 also revises provisions of SFAS 115 that apply to available-for-sale and trading securities. Statement 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. We have adopted the provisions under this statement but have chosen not to apply the provisions to any assets or liabilities.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
     In March 2008, The FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB statement No. 133. This statement applies to all derivative instruments and related hedge items accounted for under SFAS No. 133. Entities are required to provide enhanced disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating SFAS No. 161 to determine if it will have a material impact on the Company’s future financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following information should be read in conjunction with our condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2007 was approximately $6,500 while Leasecomm historically financed contracts averaging approximately $1,900. Our portfolio consists of point-of-sale (“POS”) authorization systems and other small business equipment leased or rented primarily to small commercial enterprises.
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
Critical Accounting Policies
     Our significant accounting policies are more fully described in Note B to the condensed consolidated financial statements included in this Quarterly Report and in Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of our consolidated financial position and results of operations. These policies require the application of significant judgment by us and as a result, are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information obtained from dealers and other sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the three months ended March 31, 2008.
Results of Operations — Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Revenue

	Three Months Ended March 31,
	2008	Change	2007
	(Dollars in thousands)
Income on financing leases	$4,940	143.0%	$2,033
Rental income	2,752	(29.9)	3,924
Income on service contracts	259	(28.3)	361
Loss and damage waiver fees	688	55.0	444
Service fees and other income	549	42.2	386
Interest income	60	(81.4)	323

Total revenues	$9,248	23.8%	$7,471

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
     Total revenues for the three months ended March 31, 2008 were $9.2 million, an increase of $1.8 million, or 23.8%, from the three months ended March 31, 2007. The overall increase was due to an increase of $2.9 million in income on financing leases and a $407,000 increase in fees and other income partially offset by a decrease of $1.1 million in rental income, a decrease of $263,000 in interest income and a decrease of $102,000 in income on service contacts. The decline in rental income is primarily explained by attrition rates in the two sources of rental income. One source is rental agreements that are originated and cancellable on a monthly basis. The other is the rental income that is recognized at the end of the lease term when a lessee chooses to keep the equipment and rents it on a monthly basis. Since we resumed funding in 2004 following an interruption in our funding sources, we have not originated any new rental contracts, and few lease contracts have been eligible to convert to rental arrangements since they have not reached the end of term. The decrease in interest income is a direct result of the decrease in cash and cash equivalents on hand. In addition, we have not funded any new service contracts since we resumed funding in 2004; therefore this segment of revenue is expected to continually decline.
     Selling, General and Administrative

	Three Months Ended March 31,
	2008	Change	2007
	(Dollars in thousands)
Selling, general and administrative	$3,239	(9.2)%	$3,568
As a percent of revenue	35.0%		47.8%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $329,000 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The decrease was primarily driven by reductions in compensation expense of $218,000, amortization of debt closing costs of $76,000 and legal and professional fees of $69,000. The $218,000 decrease of compensation expenses includes a $370,000 decrease in stock-based compensation expense, which offset higher compensation costs resulting from headcount increases over the comparable quarter in 2007.
     Provision for Credit Losses

	Three Months Ended March 31,
	2008	Change	2007
	(Dollars in thousands)
Provision for credit losses	$3,357	120.4%	$1,523
As a percent of revenue	36.3%		20.4%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $1.8 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, while net charge-offs decreased by 32.4% to $1.3 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The 90-day delinquent lease payments receivable on an exposure basis increased by 48.8% to $13.4 million for the three months ended March 31, 2008 compared to $9.0 million for the three months ended March 31, 2007 which required an incremental reserve of $1.8 million. Dealer funding was $17.4 million for the three months ended March 31, 2008 compared to $10.1 million for the three months ended March 31, 2007.
     Depreciation and Amortization

	Three Months Ended March 31,
	2008	Change	2007
	(Dollars in thousands)
Depreciation — fixed assets	$88	49.2%	$59
Depreciation — rental equipment	80	(70.6)	272
Amortization — service contracts	62	(53.0)	132

Total depreciation and amortization	$230	(50.3)%	$463

As a percent of revenue	2.5%		6.2%
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
     Depreciation expense on rental contracts decreased by $192,000 and amortization of service contracts decreased by $70,000 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The decreases in depreciation and amortization are due to the decrease in the overall size of our portfolio of rental equipment and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment increased by $29,000 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.
Interest Expense

	Three Months Ended March 31,
	2008	Change	2007
	(Dollars in thousands)
Interest	$152	1,069.2%	$13
As a percent of revenue	1.6%		0.2%
     We pay interest on borrowings under our senior credit facility. Interest expense increased by $139,000 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This increase resulted primarily from our increased level of borrowings. At March 31, 2008, we had notes payable of $14,508,000 compared to notes payable of $24,000 at March 31, 2007.
Provision for Income Taxes

	Three Months Ended March 31,
	2008	Change	2007
	(Dollars in thousands)
Provision for income taxes	$713	3.8%	$687
As a percent of revenue	7.7%		9.2%
As a percent of income before taxes	31.4%		36.1%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $26,000 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This increase resulted primarily from the $366,000 increase in pre-tax income partially offset by a decrease in the effective tax rate from 36.1% for the three months ended March 31, 2007 to 31.4% for the three months ended March 31, 2008. The decrease in the overall effective tax rate is primarily related to the release of certain state reserves related to the expiration of statutes of limitation.
     As of December 31, 2007, we had a liability of $450,000 for unrecognized tax benefits and a liability of $170,000 for accrued interest and penalties related to various state income tax matters. As of March 31, 2008 we had a liability of $345,000 for unrecognized tax benefits and a liability of $145,000 for accrued interest and penalties. Of these amounts, approximately $320,000 would impact our effective tax rate after a $170,000 federal tax benefit for state income taxes. The decrease in the unrecognized tax benefits and interest is due to the release of $140,000 of reserves related to expiration of state statutes of limitations offset by $10,000 in additional accrued expense. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2004 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2002.
     Other Operating Data
     Dealer funding was $17.4 million for the three months ended March 31, 2008, an increase of $7.3 million or 72.3%, compared to the three months ended March 31, 2007. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $107.5 million at December 31, 2007 to $125.2 million at March 31, 2008. Net cash provided by operating activities increased by $2.7 million, or 43.5%, to $8.9 million during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.
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

(dollars in thousands)	March 31, 2008		December 31, 2007
Current	$86,830	79.8%	$75,528	81.8%
31-60 days past due	4,596	4.2	4,565	5.0
61-90 days past due	4,053	3.7	3,016	3.2
Over 90 days past due	13,385	12.3	9,205	10.0

Gross receivables due in installments	$108,864	100.0%	$92,314	100.0%

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
     For the three months ended March 31, 2008 and 2007, our primary sources of liquidity were cash provided by operating activities and borrowings on our line of credit. We generated cash flow from operations of $8.9 million for the three months ended March 31, 2008 compared to $6.2 million for the three months ended March 31, 2007. At March 31, 2008, we had approximately $14,508,000 outstanding under our revolving credit facility and had available borrowing capacity of approximately $15,492,000 as described below.
     We used net cash in investing activities of $17.6 million during the three months ended March 31, 2008 and $10.3 million for the three months ended March 31, 2007. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.
     Net cash provided by financing activities was $7.4 million for the three months ended March 31, 2008 and net cash used in financing activities was $672,000 for the three months ended March 31, 2007. Financing activities primarily consist of the borrowings and repayments of notes payable and dividend payments.
     We believe that cash flows from our existing portfolio, cash on hand, available borrowings on our credit facility, and the completion of additional financing as required will be sufficient to support our operations and lease origination activity in the near term. Given the tight credit conditions in the current marketplace, it may be difficult for us to obtain additional low cost capital. Our inability to obtain additional financing would significantly impact our ability to grow the business.
Borrowings
     We utilize our credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	March 31, 2008				December 31, 2007
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$14,508	5.25%	$15,492	$30,000	$6,531	7.25%	$23,469	$30,000

	$14,508		$15,492	$30,000	$6,531		$23,469	$30,000

(1)	The unused capacity is subject to the borrowing base formula.
     On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified lease receivables. Outstanding borrowings bear interest at prime or at LIBOR plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. As of March 31, 2008 the qualified lease receivables eligible under the borrowing base exceeded the $30 million line of credit. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of March 31, 2008, we were in compliance with all covenants under the line of credit. At March 31, 2008 all of our loans were Prime Rate Loans. The prime rate at March 31, 2008 was 5.25%.
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

Dividends
     During the three months ended March 31, 2008 we did not declare a dividend. During the three months ended March 31, 2007 we declared a dividend of $0.05 payable to shareholders of record on March 30, 2007. During the three months ended December 31, 2007 we declared a dividend of $0.05 payable on January 15, 2008 to shareholders of record on December 31, 2007.
     On April 25, 2008 we declared a dividend of $0.05 payable on May 15, 2008 to shareholders of record on May 5, 2008.
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
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements that require future payments. For the three months ended March 31, 2008 we had borrowed $18.6 million against our lines of credit and had repaid $10.6 million. The $14.5 million of outstanding borrowings as of March 31, 2008 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $237,000 annually for the years 2008 through 2010.
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of March 31, 2008, we have repaid all of our fixed-rate debt and have $14.5 million of outstanding variable interest rate obligations under our Sovereign line of credit.
     Our Sovereign line of credit bears interest at rates which fluctuate with changes in the prime rate or the LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.
     We maintain an investment portfolio in accordance with our investment policy guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. We minimize investment risk by limiting the amount invested in any single security and by focusing on conservative investment choices with short terms and high credit quality standards. We do not use derivative financial instruments or invest for speculative trading purposes
ITEM 4. Controls and Procedures
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
     Internal control over financial reporting: During the first quarter of our fiscal year ended December 31, 2008, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
ITEM 1. Legal Proceedings
     We are involved in certain legal proceedings arising in the ordinary course of business. While the outcome of these proceedings cannot be predicted, we do not believe the ultimate resolution of any existing matters will have a material effect on our results of operations or financial position.
ITEM 1A. Risk Factors
For a discussion of the material risks that we face relating to our business, financial performance and industry, as well as other risks that an investor in our common stock may face, see the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
ITEM 6. Exhibits
(a) Exhibits index
10.1*	Compensatory Arrangements with Directors

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By: /s/ Richard F. Latour
President and Chief Executive Officer

By: /s/ James R. Jackson Jr.

Vice President and Chief Financial Officer

Date: May 14, 2008