Form 10-Q
period 2008-06-30
MICROFINANCIAL INC
filed 2008-08-14
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
          As of July 31, 2008, 14,019,507 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$5,387	$7,080
Restricted cash	570	561
Net investment in leases:
Receivables due in installments	123,618	92,314
Estimated residual value	13,117	9,814
Initial direct costs	997	729
Less:
Advance lease payments and deposits	(572)	(219)
Unearned income	(45,234)	(35,369)
Allowance for credit losses	(9,499)	(5,722)

Net investment in leases	82,427	61,547

Investment in service contracts, net	90	203
Investment in rental contracts, net	117	106
Property and equipment, net	850	782
Other assets	842	703

Total assets	$90,283	$70,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$21,377	$6,531
Accounts payable	1,247	1,350
Capital lease obligation	150	—
Dividends payable	—	698
Other liabilities	1,419	801
Income taxes payable	378	228
Deferred income taxes	1,980	546

Total liabilities	26,551	10,154

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,987,528 and 13,960,778 shares issued at June 30, 2008 and December 31, 2007, respectively	140	140
Additional paid-in capital	45,586	45,412
Retained earnings	18,006	15,276

Total stockholders’ equity	63,732	60,828

Total liabilities and stockholders’ equity	$90,283	$70,982

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Income on financing leases	$5,596	$2,653	$10,536	$4,686
Rental income	2,484	3,514	5,236	7,438
Income on service contracts	240	329	499	690
Loss and damage waiver fees	768	473	1,456	917
Service fees and other	532	330	1,080	716
Interest income	27	247	87	570

Total revenues	9,647	7,546	18,894	15,017

Expenses:
Selling, general and administrative	3,198	3,158	6,437	6,726
Provision for credit losses	3,060	1,677	6,417	3,200
Depreciation and amortization	230	347	460	810
Interest	234	13	386	26

Total expenses	6,722	5,195	13,700	10,762

Income before provision for income taxes	2,925	2,351	5,194	4,255
Provision for income taxes	1,053	902	1,765	1,589

Net income	$1,872	$1,449	$3,429	$2,666

Net income per common share — basic	$0.13	$0.10	$0.25	$0.19

Net income per common share — diluted	$0.13	$0.10	$0.24	$0.19

Weighted-average shares:
Basic	13,987,528	13,912,228	13,981,216	13,886,524

Diluted	14,137,300	14,129,399	14,151,034	14,101,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2006	13,811,442	$138	$44,136	$11,862	56,136

Warrant exercises	125,000	1	319	—	320
Purchase and retirement of shares	(75,000)	(1)	(398)		(399)
Stock issued for accrued compensation	77,654	2	307	—	309
Restricted stock granted	11,682	—	72	—	72
Stock-based compensation	—	—	12	—	12
Conversion of share-based liability awards to equity awards			932		932
Amortization of unearned compensation	10,000	—	32	—	32
Common stock dividends ($0.20 per share)	—	—	—	(2,788)	(2,788)
Net income	—	—	—	6,202	6,202

Balance at December 31, 2007	13,960,778	$140	$45,412	$15,276	60,828

Stock issued for accrued compensation	23,000	—	127	—	127
Stock-based compensation	—	—	35	—	35
Amortization of unearned compensation	3,750	—	12	—	12
Common stock dividends ($0.05 per share)	—	—	—	(699)	(699)
Net income	—	—	—	3,429	3,429

Balance at June 30, 2008	13,987,528	$140	$45,586	$18,006	$63,732

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$27,866	$19,621
Cash paid to suppliers and employees	(7,215)	(6,453)
Income taxes paid	(182)	(129)
Interest paid	(386)	(1)
Interest received	87	570

Net cash provided by operating activities	20,170	13,608

Cash flows from investing activities:
Investment in lease and rental contracts	(34,644)	(22,431)
Investment in direct costs	(557)	(317)
Investment in property and equipment	(252)	(183)

Net cash used in investing activities	(35,453)	(22,931)

Cash flows from financing activities:
Proceeds from notes payable	37,860	39
Repayment of notes payable	(23,014)	—
Increase in restricted cash	(9)	—
Proceeds from capital lease obligation	163	—
Repayment of capital lease obligations	(13)	—
Proceeds from exercise of common stock warrants	—	41
Payment of dividends	(1,397)	(1,385)

Net cash provided by (used in) financing activities	13,590	(1,305)

Net change in cash and cash equivalents	(1,693)	(10,628)
Cash and cash equivalents, beginning of period	7,080	28,737

Cash and cash equivalents, end of period	$5,387	$18,109

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,429	2,666
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(10,536)	(4,686)
Depreciation and amortization	460	810
Provision for credit losses	6,417	3,200
Recovery of equipment cost and residual value	18,265	9,405
Stock-based compensation expense	47	525
Non-cash interest expense (amortization of debt discount)	0	24
Changes in assets and liabilities:
Current taxes payable	150	(94)
Deferred income taxes	1,434	1,554
Other assets	(139)	(14)
Accounts payable	25	98
Other liabilities	618	120

Net cash provided by operating activities	$20,170	$13,608

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$127	$308
Conversion of share-based liability awards to equity awards	—	932
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
A. Nature of Business
     MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment during 2007 was approximately $6,500 compared to the 2008 year to date average of $5,600. Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations, brokers and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our line of credit.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.
     The balance sheet at December 31, 2007 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Allowance for Credit Losses
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the “microticket” market and the individual size of each transaction, we do not have a formal credit review committee to review individual transactions. Rather, we have developed a sophisticated, risk-adjusted pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper risk-adjusted pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, we do not evaluate transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and maintain a general allowance against our entire portfolio utilizing historical collection statistics and an assessment of current credit risk in the portfolio as the basis for the amount.
     We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analyses of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We take charge-offs against our receivables when such receivables are deemed uncollectible. In general a receivable is deemed uncollectible when it is 360 days past due where no contact has been made with the lessee for 12 months or, if earlier, when other adverse events occur with respect to an account. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.
     A summary of the activity in our allowance for credit losses is as follows:

	Six Months Ended
	June 30,
	2008	2007
Allowance for credit losses, beginning	$5,722	$5,223
Provision for credit losses	6,417	3,200
Charge-offs	(4,801)	(5,986)
Recoveries	2,161	2,447

Allowance for credit losses, ending	$9,499	$4,884

Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. For the three and six months ended June 30, 2008, 1,292,067 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the three months ended June 30, 2007, 1,075,000 options and 100,000 warrants were excluded from the computation of diluted net income per share because their effect was antidilutive. For the six months ended June 30, 2007, 1,115,188 options and 100,000 warrants were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$1,872	$1,449	$3,429	$2,666

Weighted average common shares outstanding	13,987,528	13,912,228	13,981,216	13,886,524
Dilutive effect of common stock options, warrants and restricted stock	149,772	217,171	169,818	214,912

Shares used in computation of net income per common share — diluted	14,137,300	14,129,399	14,151,034	14,101,436

Net income per common share — basic	$0.13	$0.10	$0.25	$0.19

Net income per common share — diluted	$0.13	$0.10	$0.24	$0.19

Stock-Based Employee Compensation
     In February 2008, we granted 10 year options under our 1998 Equity Incentive Plan to our executive officers to purchase 176,879 shares of common stock at an exercise price of $5.85 per share. The fair value of these awards was $1.78 per share. The options were valued at the date of grant using the following assumptions: expected life in

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
years of 6.25, annualized volatility of 41.30%, expected dividend yield of 3.70% and a risk—free interest rate of 2.66%. The options vest over five years beginning on the second anniversary of the grant date. In February 2007, we granted ten year options to our executive officers to purchase 40,188 shares of common stock at an exercise price of $5.77 per share. The fair value of these awards was $2.08 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 7, annualized volatility of 43.62%, expected dividend yield of 3.47%, and a risk-free interest rate of 4.62%. The options vest on the fifth anniversary of their grant date. No options were exercised or cancelled during the six months ended June 30, 2008.
     On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized. As of June 30, 2008, 38,750 shares were fully vested between these two directors.
               Information relating to our outstanding stock options at June 30, 2008 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
Exercise		Average	Intrinsic	Average		Intrinsic
Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$12.31	359,391	.66	$—	$12.31	359,391	$—
13.54	40,609	.66	—	13.54	40,609	—
9.78	350,000	1.65	—	9.78	350,000	—
13.10	90,000	2.64	—	13.10	90,000	—
6.70	235,000	3.66	—	6.70	235,000	—
1.59	167,500	4.41	348,000	1.59	167,500	348,000
5.77	40,188	8.67	—	5.77	—	—
5.85	176,879	9.58	—	5.85	—	—

	1,459,567	3.23	$348,000	9.19	1,242,500	$348,000

     During the three months ended June 30, 2008 and 2007, the total share based employee compensation cost recognized was $24,000 and $133,000, respectively. During the six months ended June 30, 2008 and 2007, the total share based employee compensation cost recognized was $47,000 and $525,000, respectively.
     For share-based liability awards, we recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. As a result of modifications to certain awards in 2005, some awards made under our 1998 Equity Incentive Plan had been classified as share-based liability awards. As of March 31, 2007, our share-based liability awards were fully vested. In April 2007, we modified certain exercise features of all our outstanding share-based liability awards by restricting the settlement methods available to the option holders and converted these awards to equity awards. As a result of these modifications, our cumulative share-based compensation liability of $932,000 was reclassified in April 2007 to additional paid-in capital.
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
     The fair values as of April 2007, of the outstanding options classified as liability instruments under SFAS 123(R) were estimated using expected lives of one to three years, annualized volatility of 43.43%, an expected dividend yield of 3.64% and a risk free interest rate of 4.58%.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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
C. Notes Payable
     On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified TimePayment lease receivables. Outstanding borrowings bear interest at Prime Rate or at a London Interbank Offered Rate (“LIBOR”) plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. At June 30, 2008 all of our loans were Prime Rate Loans. The Prime Rate at June 30, 2008 was 5.0%. The amount available on our line of credit at June 30, 2008 was $8,623,000. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of June 30, 2008, we were in compliance with all covenants under the line of credit.
     On July 9, 2008 we entered into an amended agreement to increase our line of credit with Sovereign Bank from $30 million to $60 million. The maturity date of the amended agreement is August 2, 2010.
     Prior to obtaining the Sovereign line of credit, on September 29, 2004, we entered into a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (“CIT”), under which we could borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bore interest at Prime Rate plus 1.5% or at the 90-day LIBOR plus 4.0%. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty.
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

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
risk and the effect of a restriction on the sale or use of an asset. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial position or results of operations.
     In February 2007 the FASB issued SFAS No. 159, including an amendment of FASB statement No. 115, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earning as those changes occur. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. Statement No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. We have adopted the provisions under this statement but have chosen not to apply the provisions to any assets or liabilities.
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
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparations of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FASB Board does not expect this statement will result in a change in current practice.

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
Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. We caution that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such statements contain a number of risks and uncertainties, including but not limited to: our need for financing in order to originate leases and contracts; our dependence on point-of-sale authorization systems and expansion into new markets; our significant capital requirements; risks associated with economic downturns; higher interest rates; intense competition; changes in our regulatory environment; the availability of qualified personnel, and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. We cannot assure that we will be able to anticipate or respond timely to changes which could adversely affect our operating results. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock. Statements relating to past dividend payments or our current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in our business, see the risk factors included in our most recent Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission.
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2007 was approximately $6,500 compared to the 2008 year to date average of $5,600. Leasecomm historically financed contracts of approximately $1,900. Our existing portfolio consists of business equipment leased or rented primarily to small commercial enterprises.
     We finance the funding of our leases and contracts primarily through cash on hand and our bank credit facility. On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified TimePayment lease receivables. Outstanding borrowings bear interest at Prime Rate or at the London Interbank Offered Rate (“LIBOR”) plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically coverts to a Prime Rate Loan.
     On July 9, 2008 we entered into an amended agreement to increase our line of credit with Sovereign Bank from $30 million to $60 million. The maturity date of the amended agreement is August 2, 2010.
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
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the six months ended June 30, 2008.
Results of Operations — Three months ended June 30, 2008 compared to the three months ended June 30, 2007
     Revenue

	Three Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Income on financing leases	$5,596	110.9%	$2,653
Rental income	2,484	(29.3)	3,514
Income on service contracts	240	(27.1)	329
Loss and damage waiver fees	768	62.4	473
Service fees and other income	532	61.2	330
Interest income	27	(89.1)	247

Total revenues	$9,647	27.8%	$7,546

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

     Total revenues for the three months ended June 30, 2008 were $9.6 million, an increase of $2.1 million, or 27.8%, from the three months ended June 30, 2007. The overall increase was due to an increase of $2.9 million in income on financing leases, an increase of $497,000 in fees and other income, partially offset by a decrease of $1.0 million in rental income, a decrease of $220,000 in interest income, and a decrease of $89,000 in income on service contracts. The increase in income on financing leases is a result of the continued growth in new lease originations. The decline in rental income is primarily explained by attrition rates in the two sources of rental income. One source is rental agreements that are originated and cancellable on a monthly basis. The other is the rental income that is recognized at the end of the lease term when a lessee chooses to keep the equipment and rents it on a monthly basis. Since we resumed funding in 2004 following an interruption in our funding sources, we have not originated any new rental contracts and few lease contracts have been eligible to convert to rental agreements since they have not reached the end of term. The decrease in interest income is a result of the decrease in cash and cash equivalents on hand as well as lower rates of investment. In addition we have not funded any new service contracts since we resumed funding in 2004; therefore this segment of revenue is expected to continually decline.
     Selling, General and Administrative

	Three Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Selling, general and administrative	$3,198	1.3%	$3,158
As a percent of revenue	33.2%		41.8%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $40,000 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.
     Provision for Credit Losses

	Three Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Provision for credit losses	$3,060	82.5%	$1,677
As a percent of revenue	31.7%		22.2%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $1.4 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, while net charge-offs decreased by 16.8% to $1.3 million. The provision was based on providing a general allowance for leases funded during the period and our analysis of actual and expected losses in our portfolio. The 90-day delinquent lease payments receivable on an exposure basis increased by 127.1% to $15.9 million at June 30, 2008 compared to $7.0 million at June 30, 2007. The increase in the allowance for credit losses reflects both the increased size of our lease portfolio and increased delinquency levels.
     Depreciation and Amortization

	Three Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Depreciation — fixed assets	$96	41.2%	$68
Depreciation — rental equipment	82	(52.3)	172
Amortization — service contracts	52	(51.4)	107

Total depreciation and amortization	$230	(33.7)%	$347

As a percent of revenue	2.4%		4.6%

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
     Depreciation expense on rental contracts decreased by $90,000 and amortization of service contracts decreased by $55,000 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The decreases in depreciation and amortization are due to the decrease in the overall size of our portfolio of rental equipment and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment increased by $28,000 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The increase in depreciation on property and equipment is a result of office and computer equipment additions.
     Interest Expense

	Three Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Interest	$234	1,700.0%	$13
As a percent of revenue	2.4%		0.2%
     We pay interest on borrowings under our senior credit facility. Interest expense increased by $221,000 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. This increase resulted primarily from our increased level of borrowings. At June 30, 2008, we had notes payable of $21,377,000, compared to notes payable of $44,000 at June 30, 2007.
     Provision for Income Taxes

	Three Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Provision for income taxes	$1,053	16.7%	$902
As a percent of revenue	10.9%		12.0%
As a percent of income before taxes	36.0%		38.4%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $151,000 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. This increase resulted primarily from the $574,000 increase in pre-tax income and was partially offset by a decrease in the effective tax rate from 38.4% for the three months ended June 30, 2007 to 36.0% for the three months ended June 30, 2008. The decrease in the overall effective tax rate is primarily related to the reduction of nondeductible expenses offset in part by the utilization of state net operating losses.
     As of March 31, 2008, we had a liability of $345,000 for unrecognized tax benefits and a liability of $145,000 for accrued interest and penalties related to various state income tax matters. As of June 30, 2008 we had a liability of $328,000 for unrecognized tax benefits and a liability of $147,000 for accrued interest and penalties. Of these amounts, approximately $309,000 would impact our effective tax rate after a $166,000 federal tax benefit for state income taxes. The decrease in the unrecognized tax benefits and interest is due to the release of $25,000 of reserves related to expiration of state statutes of limitations offset by $10,000 in additional accrued expense. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2004 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2002
     Other Operating Data
     Dealer funding was $17.9 million for the three months ended June 30, 2008, an increase of $5.5 million or 44.7%, compared to the three months ended June 30, 2007. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $125.2 million at March 31, 2008 to $141.2 million at June 30, 2008. Net cash provided by operating activities increased by $3.8 million, or 51.4%, to $11.2 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.
Results of Operations — Six months ended June 30, 2008 compared to the six months ended June 30, 2007
     Revenue

	Six Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Income on financing leases	$10,536	124.8%	$4,686
Rental income	5,236	(29.6)	7,438
Income on service contracts	499	(27.7)	690
Loss and damage waiver fees	1,456	58.8	917
Service fees and other income	1,080	50.8	716
Interest income	87	(84.7)	570

Total revenues	$18,894	25.8%	$15,017

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
     Total revenues for the six months ended June 30, 2008 were $18.9 million, an increase of $3.9 million, or 25.8%, from the six months ended June 30, 2007. The overall increase was due to an increase of $5.9 million in income on financing leases, and a $903,000 increase in fees and other income partially offset by a decrease of $2.2 million in rental income, a decrease of $483,000 in interest income and a decrease of $191,000 in income on service contracts. The increase in income on financing leases is a result of the continued growth in new lease originations. The decline in rental income is primarily explained by attrition rates in the two sources of rental income. One source is rental agreements that are originated and cancellable on a monthly basis. The other is the rental income that is recognized at the end of the lease term when a lessee chooses to keep the equipment and rents it on a monthly basis. Since we resumed funding in 2004 following an interruption in our funding sources, we have not originated any new rental contracts, and few lease contracts have been eligible to convert to rental agreements since they have not reached the end of term. The decrease in interest income is a direct result of the decrease in cash and cash equivalents on hand as well as a reduction in the rates of return on invested cash. In addition, we have not funded any new service contracts since we resumed funding in 2004; therefore this segment of revenue is expected to continually decline.
     Selling, General and Administrative

	Six Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Selling, general and administrative	$6,437	(4.3)%	$6,726
As a percent of revenue	34.1%		44.8%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $289,000 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The decrease was primarily driven by reductions in compensation expense of $181,000, and amortization of debt closing cost of $152,000.
     Provision for Credit Losses

	Six Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Provision for credit losses	$6,417	100.5%	$3,200
As a percent of revenue	34.0%		21.3%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $3.2 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, while net charge-offs decreased by 25.4% to $2.6 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The 90-day delinquent lease payments receivable on an exposure basis increased by 127.1% to $15.9 million at June 30, 2008 compared to $7.0 million at June 30, 2007. The increase in the allowance for credit losses reflects both the increased size of our lease portfolio and increased delinquency levels.
     Depreciation and Amortization

	Six Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Depreciation — fixed assets	$184	44.9%	$127
Depreciation — rental equipment	162	(63.4)	443
Amortization — service contracts	114	(52.5)	240

Total depreciation and amortization	$460	(43.2)%	$810

As a percent of revenue	2.4%		5.4%
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
     Depreciation expense on rental contracts decreased by $281,000 and amortization of service contracts decreased by $126,000 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The decreases in depreciation and amortization are due to the decrease in the overall size of our portfolio of rental equipment and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment increased by $57,000 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.
     Interest Expense

	Six Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Interest	$386	1,384.6%	$26
As a percent of revenue	2.0%		0.2%
     We pay interest on borrowings under our senior credit facility and subordinated notes payable. Interest expense increased by $360,000 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. This increase resulted primarily from our increased level of borrowings. At June 30, 2008, we had notes payable of $21,377,000 compared to notes payable of $44,000, at June 30, 2007.
     Provision for Income Taxes

	Six Months Ended June 30,
	2008	Change	2007
	(Dollars in thousands)
Provision for income taxes	$1,765	11.1%	$1,589
As a percent of revenue	9.3%		10.6%
As a percent of income before taxes	34.0%		37.3%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $176,000 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. This increase resulted primarily from the $940,000 increase in pre-tax income partially offset by a decrease in the effective tax rate from 37.3% for the six months ended June 30, 2007 to 34.0% for the six months ended June 30, 2008. The decrease in the overall effective tax rate is primarily related to the release of certain state reserves related to the expiration of statutes of limitation. The Commonwealth of Massachusetts has enacted legislation that provides for a reduction in the corporate income rate as well as requiring mandatory unitary combined filing. We are currently evaluating the impact of this legislation, we do not believe the it will have a material effect on our provision for income taxes.
     Other Operating Data
     Dealer funding was $35.3 million for the six months ended June 30, 2008, an increase of $12.8 million or 56.9%, compared to the six months ended June 30, 2007. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $107.5 million at December 31, 2007 to $141.2 million at June 30, 2008. Net cash provided by operating activities increased by $6.6 million, or 48.5%, to $20.2 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.
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

(dollars in thousands)	June 30, 2008		December 31, 2007
Current	$98,576	79.7%	$75,528	81.8%
31-60 days past due	5,382	4.4	4,565	5.0
61-90 days past due	3,750	3.0	3,016	3.2
Over 90 days past due	15,910	12.9	9,205	10.0

Gross receivables due in installments	$123,618	100.0%	$92,314	100.0%

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
     For the six months ended June 30, 2008 and 2007, our primary sources of liquidity were cash provided by operating activities and borrowings on our line of credit. We generated cash flow from operations of $20.2 million for the six months ended June 30, 2008 compared to $13.6 million for the six months ended June 30, 2007. At June 30, 2008, we had approximately $21,377,000 outstanding under our revolving credit facility and had available borrowing capacity of approximately $8,623,000 as described below.
     We used net cash in investing activities of $35.5 million during the six months ended June 30, 2008 and $22.9 million for the six months ended June 30, 2007. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.

     Net cash provided by financing activities was $13.6 million for the six months ended June 30, 2008 and net cash used in financing activities was $1.3 million for the six months ended June 30, 2007. Financing activities primarily consist of the borrowings and repayments of notes payable and dividend payments.
     We believe that cash flows from our existing portfolio, cash on hand, and available borrowings under our amended credit facility will be sufficient to support our operations and lease origination activity in the near term. Given the tight credit conditions in the current marketplace, it may be difficult for us to obtain additional low cost capital. Our inability to obtain additional financing would significantly impact our ability to grow the business.
Borrowings
     We utilize our credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	June 30, 2008				December 31, 2007
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$21,377	5.0%	$8,623	$30,000	$6,531	7.25%	$23,469	$30,000

	$21,377		$8,623	$30,000	$6,531		$23,469	$30,000

(1)	The unused capacity is subject to the borrowing base formula.
     On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified lease receivables. Outstanding borrowings bear interest at Prime Rate or at the London Interbank Offered Rate (“LIBOR”) plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. As of June 30, 2008 the qualified lease receivables eligible under the borrowing base exceeded the $30 million line of credit. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of June 30, 2008, we were in compliance with all covenants under the line of credit. At June 30, 2008 all of our loans were Prime Rate Loans. The Prime Rate at June 30, 2008 was 5.0%.
     On July 9, 2008 we entered into an amended agreement to increase our line of credit with Sovereign Bank from $30 million to $60 million. The loan agreement allows us to borrow up to $60 million, subject to a borrowing base calculation, at either Prime Rate or at LIBOR plus 2.75%, and is collateralized by eligible lease contracts and a security interest in all of our other assets. The maturity date of the amended agreement is August 2, 2010. As of July 9, 2008 the qualified lease receivables eligible under the borrowing base exceeded the $60 million line of credit.
     Prior to entering into the Sovereign facility, we had a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), where we could borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bore interest at Prime Rate plus 1.5% for Prime Rate Loans or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR loans. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty, and CIT released its security interests and liens.
Dividends
     On July 25, 2008 we declared a dividend of $.05 payable on August 15, 2008 to the shareholders of record on August 5, 2008. On April 25, 2008 we declared a dividend of $0.05 payable on May 15, 2008 to shareholders of record on May 5, 2008. During the three months ended March 31, 2008 we did not declare a dividend.
     During the three months ended June 30, 2007 we declared a dividend of $0.05 payable to shareholders of record on June 29, 2007. During the three months ended March 31, 2007 we declared a dividend of $0.05 payable to shareholders of record on March 30, 2007.

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
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements, that require future payments. For the six months ended June 30, 2008 we had borrowed $37.9 million against our lines of credit and had repaid $23.0 million. The $21.4 million of outstanding borrowings as of June 30, 2008 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $237,000 annually for the years 2008 through 2010.
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of June 30, 2008, we have repaid all of our fixed-rate debt and have $21.4 million of outstanding variable interest rate obligations under our Sovereign line of credit.
     Our Sovereign line of credit bears interest at rates which fluctuate with changes in the Prime Rate or LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.
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
     Internal controls over financial reporting: During the fiscal quarter ended June 30, 2008, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
The following matters were approved at our annual meeting of stockholders, which was held on May 14, 2008.
A.	For the election of nominees for the Board of Directors:

Name of Director	For	Authority Withheld
Torrence C. Harder	11,710,156	687,856
Fritz von Mering	11,700,777	697,235
B.	For the approval of Microfinancial Incorporated 2008 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Vote
8,900,193	470,621	850	3,026,348
C.	For the proposal to ratify the appointment of Vitale, Caturano & Co. as our independent registered public accounting firm for the year ending December 31, 2008:

For	Against	Abstain
12,346,893	36,982	14,135
ITEM 6. Exhibits
(a)	Exhibits index

10.1	MicroFinancial Incorporated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 16, 2008).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated
By: /s/ Richard F. Latour
President and Chief Executive Officer

By: /s/ James R. Jackson Jr.
Vice President and Chief Financial Officer

Date: August 14, 2008