Form 10-Q
period 2008-09-30
MICROFINANCIAL INC
filed 2008-11-14
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
          As of October 31, 2008, 14,020,757 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$19,691	$7,080
Restricted cash	222	561
Net investment in leases:
Receivables due in installments	132,673	92,314
Estimated residual value	14,049	9,814
Initial direct costs	1,092	729
Less:
Advance lease payments and deposits	(707)	(219)
Unearned income	(46,909)	(35,369)
Allowance for credit losses	(10,402)	(5,722)

Net investment in leases	89,796	61,547

Investment in service contracts, net	52	203
Investment in rental contracts, net	175	106
Property and equipment, net	816	782
Other assets	1,133	703

Total assets	$111,885	$70,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes payable	$41,065	$6,531
Accounts payable	1,395	1,350
Capital lease obligation	137	—
Dividends payable	—	698
Other liabilities	1,341	801
Income taxes payable	189	228
Deferred income taxes	3,007	546

Total liabilities	47,134	10,154

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,019,507 and 13,960,778 shares issued at September 30, 2008 and December 31, 2007, respectively	140	140
Additional paid-in capital	45,723	45,412
Retained earnings	18,888	15,276

Total stockholders’ equity	64,751	60,828

Total liabilities and stockholders’ equity	$111,885	$70,982

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Income on financing leases	$6,030	$3,406	$16,566	$8,092
Rental income	2,330	3,268	7,566	10,706
Income on service contracts	221	303	720	993
Loss and damage waiver fees	849	524	2,305	1,442
Service fees and other	632	415	1,712	1,131
Interest income	23	182	110	752

Total revenues	10,085	8,098	28,979	23,116

Expenses:
Selling, general and administrative	3,260	3,134	9,697	9,861
Provision for credit losses	3,782	1,919	10,199	5,119
Depreciation and amortization	245	288	705	1,098
Interest	310	13	696	39

Total expenses	7,597	5,354	21,297	16,117

Income before provision for income taxes	2,488	2,744	7,682	6,999
Provision for income taxes	905	941	2,670	2,530

Net income	$1,583	$1,803	$5,012	$4,469

Net income per common share — basic	$0.11	$0.13	$0.36	$0.32

Net income per common share — diluted	$0.11	$0.13	$0.35	$0.32

Weighted-average shares:
Basic	14,016,167	13,956,881	13,992,951	13,910,234

Diluted	14,179,080	14,180,213	14,174,576	14,146,696

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2006	13,811,442	$138	$44,136	$11,862	$56,136

Warrant exercises	125,000	1	319	—	320
Purchase and retirement of shares	(75,000)	(1)	(398)		(399)
Stock issued for deferred compensation	77,654	2	307	—	309
Restricted stock granted	11,682	—	72	—	72
Stock-based compensation	—	—	12	—	12
Conversion of share-based liability awards to equity awards			932		932
Amortization of unearned compensation	10,000	—	32	—	32
Common stock dividends ($0.20 per share)	—	—	—	(2,788)	(2,788)
Net income	—	—	—	6,202	6,202

Balance at December 31, 2007	13,960,778	$140	$45,412	$15,276	$60,828

Stock issued for deferred compensation	53,729	—	241	—	241
Stock-based compensation	—	—	55	—	55
Amortization of unearned compensation	5,000	—	15	—	15
Common stock dividends ($0.10 per share)	—	—	—	(1,400)	(1,400)
Net income	—	—	—	5,012	5,012

Balance at September 30, 2008	14,019,507	$140	$45,723	$18,888	$64,751

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$43,185	$30,143
Cash paid to suppliers and employees	(10,928)	(9,892)
Income taxes paid	(249)	(212)
Interest paid	(696)	(3)
Interest received	110	752

Net cash provided by operating activities	31,422	20,788

Cash flows from investing activities:
Investment in lease and rental contracts	(50,569)	(37,219)
Investment in direct costs	(836)	(527)
Investment in property and equipment	(318)	(297)

Net cash used in investing activities	(51,723)	(38,043)

Cash flows from financing activities:
Proceeds from notes payable	71,176	46
Repayment of notes payable	(36,642)	(50)
Decrease in restricted cash	339	—
Proceeds from capital lease obligation	163	—
Repayment of capital lease obligations	(26)	—
Proceeds from exercise of common stock warrants	—	41
Payment of dividends	(2,098)	(2,083)

Net cash provided by (used in) financing activities	32,912	(2,046)

Net change in cash and cash equivalents	12,611	(19,301)
Cash and cash equivalents, beginning of period	7,080	28,738

Cash and cash equivalents, end of period	$19,691	$9,437

Reconciliation of net income to net cash provided by operating activities:
Net income	$5,012	$4,469
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(16,566)	(8,092)
Depreciation and amortization	705	1,098
Provision for credit losses	10,199	5,119
Recovery of equipment cost and residual value	29,297	15,187
Stock-based compensation expense	70	537
Non-cash interest expense (amortization of debt discount)	—	37
Changes in assets and liabilities:
Current taxes payable	(39)	(123)
Deferred income taxes	2,461	2,440
Other assets	(430)	(223)
Accounts payable	173	287
Other liabilities	540	52

Net cash provided by operating activities	$31,422	$20,788

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$241	$381
Conversion of share-based liability awards to equity awards	—	932
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
A. Nature of Business
     MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment during 2007 was approximately $6,500 compared to the 2008 year to date average of $5,400. Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations, brokers and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our line of credit.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.
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
     A summary of the activity in our allowance for credit losses is as follows:

	Nine Months Ended
	September 30,
	2008	2007
Allowance for credit losses, beginning	$5,722	$5,223
Provision for credit losses	10,199	5,119
Charge-offs	(8,869)	(8,733)
Recoveries	3,350	3,697

Allowance for credit losses, ending	$10,402	$5,306

Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. For the three and nine months ended September 30, 2008, 1,292,067 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the three and nine months ended September 30, 2007, 1,115,188 options were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$1,583	$1,803	$5,012	$4,469

Weighted average common shares outstanding	14,016,167	13,956,881	13,992,951	13,910,234
Dilutive effect of common stock options, warrants and restricted stock	162,913	223,332	181,625	236,462

Shares used in computation of net income per common share — diluted	14,179,080	14,180,213	14,174,576	14,146,696

Net income per common share — basic	$0.11	$0.13	$0.36	$0.32

Net income per common share — diluted	$0.11	$0.13	$0.35	$0.32

Stock-Based Employee Compensation
     In February 2008, we granted 10 year options under our 1998 Equity Incentive Plan to our executive officers to purchase 176,879 shares of common stock at an exercise price of $5.85 per share. The fair value of these awards was $1.78 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.25, annualized volatility of 41.30%, expected dividend yield of 3.70% and a risk–free interest rate of 2.66%. The options vest over five years beginning on the second anniversary of the grant date. In February 2007,

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
we granted ten year options to our executive officers to purchase 40,188 shares of common stock at an exercise price of $5.77 per share. The fair value of these awards was $2.08 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 7, annualized volatility of 43.62%, expected dividend yield of 3.47%, and a risk-free interest rate of 4.62%. The options vest on the fifth anniversary of their grant date. No options were exercised or cancelled during the nine months ended September 30, 2008.
     On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized. As of September 30, 2008, 40,000 shares were fully vested between these two directors.
     Information relating to our outstanding stock options at September 30, 2008 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
Exercise		Average	Intrinsic	Average		Intrinsic
Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$12.31	359,391	.41	$—	$12.31	359,391	$—
13.54	40,609	.41	—	13.54	40,609	—
9.78	350,000	1.40	—	9.78	350,000	—
13.10	90,000	2.39	—	13.10	90,000	—
6.70	235,000	3.41	—	6.70	235,000	—
1.59	167,500	4.16	404,000	1.59	167,500	404,000
5.77	40,188	8.42	—	5.77	—	—
5.85	176,879	9.33	—	5.85	—	—

	1,459,567	2.98	$404,000	9.19	1,242,500	$404,000

     During the three months ended September 30, 2008 and 2007, the total share based employee compensation cost recognized was $24,000 and $12,000, respectively. During the nine months ended September 30, 2008 and 2007, the total share based employee compensation cost recognized was $70,000 and $537,000, respectively.
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
Cash and Cash Equivalents
     Cash and cash equivalents include demand deposits with various commercial banks and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value.
Concentration of Credit Risk
     Financial instruments that subject us to concentrations of credit risk principally consist of cash equivalents and deposits in bank accounts. We deposit our cash and invest in short-term investments primarily through commercial banks. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) are exposed to loss in the event of nonperformance by the institution. The Company has cash deposits in excess of the FDIC insurance coverage.
C. Notes Payable
     On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase our line of credit with Sovereign Bank from $30 million to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings bear interest at Prime Rate or at a London Interbank Offered Rate (“LIBOR”) plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. At September 30, 2008 all of our loans were Prime Rate Loans. The Prime Rate at September 30, 2008 was 5.0%. The amount available on our line of credit at September 30, 2008 was $18,935,000. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of September 30, 2008, we were in compliance with all covenants under the line of credit.
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
Dividends
     On October 24, 2008 we declared a dividend of $.05 payable on November 14, 2008 to the shareholders of record on November 5, 2008.
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
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2007 was approximately $6,500 per contract compared to the 2008 year to date average of $5,400. Leasecomm historically financed contracts of approximately $1,900. Our existing portfolio consists of business equipment leased or rented primarily to small commercial enterprises.
     We finance the funding of our leases and contracts primarily through cash on hand and our bank credit facility. On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase this line of credit from $30 million to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings bear interest at Prime Rate or at the London Interbank Offered Rate (“LIBOR”) plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically coverts to a Prime Rate Loan.
     In a typical lease transaction, we originate a lease through a nationwide network of equipment vendors, independent sales organizations and brokers. Upon our approval of a lease application and verification that the lessee has received the equipment and signed the lease, we pay the dealer for the cost of the equipment, plus the dealer’s profit margin.
     Substantially all leases originated or acquired by us are non-cancelable. During the term of the lease, we are scheduled to receive payments sufficient to cover our borrowing costs and the cost of the underlying equipment and provide us with an appropriate profit. We pass along some of the costs of our leases and contracts by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Collection fees are imposed based on our estimate of the costs of collection. The loss and damage waiver fees are charged if a customer fails to provide proof of insurance and are reasonably related to the cost of replacing the lost or damaged equipment or product. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides us with additional revenues based on the residual value of the equipment at the end of the lease. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of 47 months as of December 31, 2007.
     In the past we have also from time to time acquired service contracts, under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we would purchase the right to the payment stream under the monitoring contract from the dealer at a negotiated multiple of the monthly payments. We have not purchased any new security service contracts since 2004 and our service contract portfolio represents a less significant portion of our revenue stream over time.
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
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the nine months ended September 30, 2008.
Results of Operations — Three months ended September 30, 2008 compared to the three months ended September 30, 2007
     Revenue

	Three Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Income on financing leases	$6,030	77.0%	$3,406
Rental income	2,330	(28.7)	3,268
Income on service contracts	221	(27.1)	303
Loss and damage waiver fees	849	62.0	524
Service fees and other income	632	52.3	415
Interest income	23	(87.4)	182

Total revenues	$10,085	24.5%	$8,098

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
     Total revenues for the three months ended September 30, 2008 were $10.1 million, an increase of $2.0 million, or 24.5%, from the three months ended September 30, 2007. The overall increase was due to an increase of $2.6 million in income on financing leases, an increase of $542,000 in fees and other income, partially offset by a decrease of $0.9 million in rental income, a decrease of $160,000 in interest income, and a decrease of $82,000 in income on service contracts. The increase in income on financing leases is a result of the continued growth in new lease originations. The decline in rental income is primarily explained by attrition rates in the two sources of rental income. One source is rental agreements that are originated and cancellable on a monthly basis. The other is the rental income that is recognized at the end of the lease term when a lessee chooses to keep the equipment and rents it on a monthly basis. Since we resumed funding in 2004 following an interruption in our funding sources, we have not originated any new rental contracts and few lease contracts have been eligible to convert to rental agreements since they have not reached the end of term. The decrease in interest income is a result of the decrease in cash and cash equivalents on hand as well as lower rates of investment. In addition we have not funded any new service contracts, in which we purchase the right to the payment stream under a home security monitoring contract for a negotiated multiple of the monthly payments, since we resumed funding in 2004; therefore this segment of revenue is expected to continually decline.
     Selling, General and Administrative

	Three Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Selling, general and administrative	$3,260	4.0%	$3,134
As a percent of revenue	32.3%		38.7%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $126,000 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The increase was primarily driven by a $145,000 increase in payroll, a $124,000 increase in collection expense, and a $78,000 increase in cost of equipment sold; offset in part by a $98,000 decrease in professional fees, a $58,000 decrease in legal services, and a $57,000 decrease in other taxes as well as a net decrease of $8,000 in all other categories of SG&A.
     Provision for Credit Losses

	Three Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Provision for credit losses	$3,782	97.1%	$1,919
As a percent of revenue	37.5%		23.7%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $1.9 million, or 97.1%, for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, while net charge-offs increased by 92.2% to $2.9 million. The provision was based on our analysis of actual and expected losses in our portfolio. The 90-day delinquent lease payments receivable on an exposure basis increased by 98.9% to $17.9 million at September 30, 2008 compared to $9.0 million at September 30, 2007. The increase in the allowance for credit losses reflects both the increased size of our lease portfolio and increased delinquency levels.
     Depreciation and Amortization

	Three Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Depreciation — fixed assets	$100	31.6%	$76
Depreciation — rental equipment	107	(10.8)	120
Amortization — service contracts	38	(58.7)	92

Total depreciation and amortization	$245	(14.9)%	$288

As a percent of revenue	2.4%		3.6%

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
     Depreciation expense on lease contracts that have converted to rental contracts decreased by $13,000 and amortization of service contracts decreased by $54,000 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The decreases in depreciation and amortization are due to the decrease in the overall size of our portfolio of rental equipment and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment increased by $24,000 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The increase in depreciation on property and equipment is a result of office and computer equipment additions.
     We have in the past offered a rental agreement, which allowed the customer, assuming the contract was current and no event of default existed, to terminate the contract at any time by returning the equipment and providing us with 30 days notice. These assets were recorded at cost and depreciated over an estimated life of 36 months. This term was based upon our historical experience. In the event that the contract terminated prior to the end of the 36 month period, the remaining net book value was expensed. We have not originated any new rental contracts since 2004.
     Service contracts were recorded at cost and amortized over their estimated life of 84 months. In a typical service contract acquisition, a homeowner will purchase a home security system and simultaneously sign a contract with the security dealer for monthly monitoring of the system. The security dealer would then sell the rights to that monthly payment to us. We perform all of the processing, billing, collection and administrative work on the service contract. The estimated life is based upon the expected life of such contracts in the security monitoring industry and our historical experience. In the event the contract terminates prior to the end of the 84 month term, the remaining net book value is expensed. We have not originated any new service contracts since 2004.
     Interest Expense

	Three Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Interest	$310	2,284.6%	$13
As a percent of revenue	3.1%		0.2%
     We pay interest on borrowings under our senior credit facility. Interest expense increased by $297,000 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. This increase resulted primarily from our increased level of borrowings. At September 30, 2008, we had notes payable of $41.1 million compared to notes payable of $0 at September 30, 2007.
     Provision for Income Taxes

	Three Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Provision for income taxes	$905	(3.8)%	$941
As a percent of revenue	9.0%		11.6%
As a percent of income before taxes	36.4%		34.3%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes decreased by $36,000 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. This decrease resulted primarily from the $256,000 decrease in pre-tax income and was partially offset by an increase in the effective tax rate from 34.3% for the three months ended September 30, 2007 to 36.4% for the three months ended September 30, 2008. The increase in the overall effective tax rate relates to the release of $325,000 of state tax reserves during the three months ended September 30, 2007. The Commonwealth of Massachusetts has enacted legislation that provides for a reduction in the corporate income rate as well as requiring mandatory unitary combined filing. We are currently evaluating the impact of this legislation, we do not believe that it will have a material effect on our provision for income taxes.
     As of June 30, 2008, we had a liability of $328,000 for potential tax obligations and a liability of $147,000 for accrued interest and penalties related to various state income tax matters. As of September 30, 2008 we had a liability of $290,000 for potential tax obligations and a liability of $145,000 for accrued interest and penalties. Of these amounts, approximately $282,000 would impact our effective tax rate after a $153,000 federal tax benefit for state income taxes. The decrease in the unrecognized tax benefits and interest is due to the conclusion of various state audits and the payment of assessments. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2004 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2002.
     Other Operating Data
     Dealer funding was $16.1 million for the three months ended September 30, 2008, an increase of $1.1 million or 7.7%, compared to the three months ended September 30, 2007. Throughout the year, the Company has adopted more restrictive credit standards which, on a dollar basis, have resulted in a decrease in our application approval ratios. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. The aggregate amount of receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $141.2 million at June 30, 2008 to $150.9 million at September 30, 2008. Net cash provided by operating activities increased by $4.1 million, or 56.7%, to $11.3 million during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.
Results of Operations — Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
     Revenue

	Nine Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Income on financing leases	$16,566	104.7%	$8,092
Rental income	7,566	(29.3)	10,706
Income on service contracts	720	(27.5)	993
Loss and damage waiver fees	2,305	59.8	1,442
Service fees and other income	1,712	51.4	1,131
Interest income	110	(85.4)	752

Total revenues	$28,979	25.4%	$23,116

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
     Total revenues for the nine months ended September 30, 2008 were $29.0 million, an increase of $5.9 million, or 25.4%, from the nine months ended September 30, 2007. The overall increase was due to an increase of $8.5 million in income on financing leases, and a $1.4 million increase in fees and other income partially offset by a decrease of $3.1 million in rental income, a decrease of $0.6 million in interest income and a decrease of $0.3 million in income on service contracts. The increase in income on financing leases is a result of the continued growth in new lease originations. The decline in rental income is primarily explained by attrition rates in the two sources of rental income. One source is rental agreements that are originated and cancellable on a monthly basis. The other is the rental income that is recognized at the end of the lease term when a lessee chooses to keep the equipment and rents it on a monthly basis. Since we resumed funding in 2004 following an interruption in our funding sources, we have not originated any new rental contracts, and few lease contracts have been eligible to convert to rental agreements since they have not reached the end of term. The decrease in interest income is a direct result of the decrease in cash and cash equivalents on hand as well as a reduction in the rates of return on invested cash. In addition, we have not funded any new service contracts since we resumed funding in 2004; therefore this segment of revenue is expected to continually decline.
     Selling, General and Administrative

	Nine Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Selling, general and administrative	$9,697	(1.7)%	$9,861
As a percent of revenue	33.5%		42.7%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $164,000 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The decrease was primarily driven by reductions in legal expense of $124,000, and amortization of debt closing cost of $196,000 offset by an increase of $172,000 in cost of equipment sold.
     Provision for Credit Losses

	Nine Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Provision for credit losses	$10,199	99.2%	$5,119
As a percent of revenue	35.2%		22.1%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $5.1 million, or 99.2%, for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, while net charge-offs increased by 9.6% to $5.5 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The 90-day delinquent lease payments receivable on an exposure basis increased by 98.9% to $17.9 million at September 30, 2008 compared to $9.0 million at September 30, 2007. The increase in the allowance for credit losses reflects both the increased size of our lease portfolio and increased delinquency levels.

     Depreciation and Amortization

	Nine Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Depreciation — fixed assets	$284	39.9%	$203
Depreciation — rental equipment	270	(52.0)	563
Amortization — service contracts	151	(54.5)	332

Total depreciation and amortization	$705	(35.8)%	$1,098

As a percent of revenue	2.4%		4.8%
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
     Depreciation expense on lease contracts that have converted to rental contracts decreased by $293,000 and amortization of service contracts decreased by $181,000 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The decreases in depreciation and amortization are due to the decrease in the overall size of our portfolio of rental equipment and service contracts as well as the fact that a greater percentage of the assets are fully depreciated. Depreciation and amortization of property and equipment increased by $81,000 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.
     We have in the past offered a rental agreement, which allowed the customer, assuming the contract was current and no event of default existed, to terminate the contract at any time by returning the equipment and providing us with 30 days notice. These assets were recorded at cost and depreciated over an estimated life of 36 months. This term was based upon our historical experience. In the event that the contract terminated prior to the end of the 36 month period, the remaining net book value was expensed. We have not originated any new rental contracts since 2004.
     Service contracts were recorded at cost and amortized over their estimated life of 84 months. In a typical service contract acquisition, a homeowner will purchase a home security system and simultaneously sign a contract with the security dealer for monthly monitoring of the system. The security dealer would then sell the rights to that monthly payment to us. We perform all of the processing, billing, collection and administrative work on the service contract. The estimated life is based upon the expected life of such contracts in the security monitoring industry and our historical experience. In the event the contract terminates prior to the end of the 84 month term, the remaining net book value is expensed. We have not originated any new service contracts since 2004.
     Interest Expense

	Nine Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Interest	$696	1,684.6%	$39
As a percent of revenue	2.4%		0.2%
     We pay interest on borrowings under our senior credit facility and subordinated notes payable. Interest expense increased by $657,000 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. This increase resulted primarily from our increased level of borrowings. At September 30, 2008, we had notes payable of $41.1 million compared to notes payable of $0, at September 30, 2007.

     Provision for Income Taxes

	Nine Months Ended
	September 30,
	2008	Change	2007
	(Dollars in thousands)
Provision for income taxes	$2,670	5.5%	$2,530
As a percent of revenue	9.2%		10.9%
As a percent of income before taxes	34.8%		36.1%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $140,000 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. This increase resulted primarily from the $683,000 increase in pre-tax income partially offset by a decrease in the effective tax rate from 36.1% for the nine months ended September 30, 2007 to 34.8% for the nine months ended September 30, 2008. The decrease in the overall effective tax rate is primarily related to the reduction of nondeductible expenses offset in part by the utilization of state net operating losses. The Commonwealth of Massachusetts has enacted legislation that provides for a reduction in the corporate income rate as well as requiring mandatory unitary combined filing. We are currently evaluating the impact of this legislation, we do not believe that it will have a material effect on our provision for income taxes.
     Other Operating Data
     Dealer funding was $51.4 million for the nine months ended September 30, 2008, an increase of $14.0 million or 37.3%, compared to the nine months ended September 30, 2007. Throughout the year, the Company has adopted more restrictive credit standards which, on a dollar basis, have resulted in a decrease in our application approval ratios. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. The aggregate amount of receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $107.5 million at December 31, 2007 to $150.9 million at September 30, 2008. Net cash provided by operating activities increased by $10.6 million, or 33.8%, compared to $31.4 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.
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

(dollars in thousands)	September 30, 2008		December 31, 2007
Current	$104,183	78.5%	$75,528	81.8%
31-60 days past due	6,235	4.7	4,565	5.0
61-90 days past due	4,335	3.3	3,016	3.2
Over 90 days past due	17,920	13.5	9,205	10.0

Gross receivables due in installments	$132,673	100.0%	$92,314	100.0%

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
     For the nine months ended September 30, 2008 and 2007, our primary sources of liquidity were cash provided by operating activities and borrowings on our line of credit. We generated cash flow from operations of $31.4 million for the nine months ended September 30, 2008 compared to $20.8 million for the nine months ended September 30, 2007. At September 30, 2008, we had approximately $41.1 million outstanding under our revolving credit facility and had available borrowing capacity of approximately $18.9 million as described below. During the quarter ended September 30, 2008, we drew down additional cash against our line of credit as a precautionary measure. Cash on hand was $20.0 million at September 30, 2008 compared to a cash balance of $9.0 million at September 30, 2007.
     We used net cash in investing activities of $51.7 million during the nine months ended September 30, 2008 and $38.0 million for the six months ended September 30, 2007. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.
     Net cash provided by financing activities was $32.9 million for the nine months ended September 30, 2008 and net cash used in financing activities was $2.0 million for the nine months ended September 30, 2007. Financing activities primarily consist of the borrowings and repayments of notes payable and dividend payments.
     We believe that cash flows from our existing portfolio, cash on hand, and available borrowings under our amended credit facility will be sufficient to support our operations and lease origination activity in the near term. Given the tight credit conditions in the current marketplace, it may be difficult for us to obtain additional low cost capital. An inability to obtain additional financing would significantly impact our ability to grow the business.
Borrowings
     We utilize our credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	September 30, 2008				December 31, 2007
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$41,065	5.0%	$18,935	$60,000	$6,531	7.25%	$23,469	$30,000

	$41,065		$18,935	$60,000	$6,531		$23,469	$30,000

(1)	The unused capacity is subject to the borrowing base formula.
     On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified lease receivables. On July 9, 2008 we entered into an amended agreement to increase this line of credit from $30 million to $60 million. Outstanding borrowings bear interest at Prime Rate or at the London Interbank Offered Rate (“LIBOR”) plus 2.75% and are collateralized by eligible lease contracts and a security interest in all of our other assets. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of September 30, 2008, we were in compliance with all covenants under the line of credit. At September 30, 2008 all of our loans were Prime Rate Loans. The Prime Rate at September 30, 2008 was 5.0%.
     Prior to entering into the Sovereign facility, we had a three-year senior secured revolving line of credit with CIT Commercial Services, a unit of CIT Group (CIT), under which we could borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bore interest at Prime Rate plus 1.5% for Prime Rate Loans or at the 90-day London Interbank Offered Rate (LIBOR) plus 4.0% for LIBOR loans. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty, and CIT released its security interests and liens.
Dividends
     On October 24, 2008 we declared a dividend of $.05 payable on November 14, 2008 to the shareholders of record on November 5, 2008. On July 25, 2008 we declared a dividend of $.05 payable on August 15, 2008 to the shareholders of record on August 5, 2008. On April 25, 2008 we declared a dividend of $0.05 payable on May 15, 2008 to shareholders of record on May 5, 2008. During the three months ended March 31, 2008 we did not declare a dividend.
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
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements, that require future payments. For the nine months ended September 30, 2008 we had borrowed $71.2 million against our lines of credit and had repaid $36.6 million. The $41.1 million of outstanding borrowings as of September 30, 2008 will be repaid by the application of TimePayment receipts and other payments when required to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $237,000 annually for the years 2008 through 2010.
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of September 30, 2008, we had repaid all of our fixed-rate debt and had $41.1 million of outstanding variable interest rate obligations under our Sovereign line of credit.
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
     Internal controls over financial reporting: During the fiscal quarter ended September 30, 2008, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 6. Exhibits
(a) Exhibits index

10.1	Amended and Restated Credit Agreement dated July 9, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 15, 2008).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By:	/s/ Richard F. Latour

President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.

Vice President and Chief Financial Officer
Date: November 14, 2008