Form 10-K
period 2008-12-31
MICROFINANCIAL INC
filed 2009-03-31
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 the last day of the registrant’s most recently completed second fiscal quarter, was approximately $32,161,000 computed by reference to the closing price of such stock as of such date.

As of March 16, 2009, 14,139,942 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2008, are incorporated by reference in Part III hereof.

		Page
Description		Number

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities	13
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Including Selected Quarterly Financial Data (Unaudited)	17
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	31
Item 9A.	Controls and Procedures	31
Item 9B.	Other Information	31

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	32
Item 11.	Executive Compensation	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
Item 13.	Certain Relationships and Related Transactions, and Director Independence	33
Item 14.	Principal Accountant Fees and Services	33

PART IV
Item 15.	Exhibits and Financial Statement Schedules	34
SIGNATURES		37
EX-10.8.2 AMENDMENT TO EMPLOYMENT AGREEMENT RICHARD F. LATOUR
EX-10.9.2 AMENDMENT TO EMPLOYMENT AGREEMENT JAMES R. JACKSON
EX-10.10.2 AMENDMENT TO EMPLOYMENT AGREEMENT STEPHEN CONSTANTINO
EX-10.11.2 AMENDMENT TO EMPLOYMENT AGREEMENT STEVEN LACRETA
EX-10.14.15 SOVEREIGN NOTE DATED JULY 9, 2008
EX-10.14.16 TD BANKNORTH NOTE DATED JULY 9, 2008.
EX-10.14.17 COMMERCE BANK & TRUST COMPANY NOTE DATED FEBRUARY 10, 2009
EX-10.14.18 DANVERSBANK NOTE DATED FEBRUARY 10, 2009
EX-10.14.19 WELLS FARGO BANK NOTE DATED FEBRUARY 10, 2009
EX-10.15 COMPENSATORY ARRANGEMENTS FOR NON-EMPLOYEE DIRECTORS.
EX-21.1 SUBSIDIARIES
EX-23.1 CONSENT OF VITALE CATURANO & COMPANY, P.C.
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 3O2 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I

Item 1.	Business

General

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) was formed as a Massachusetts corporation on January 27, 1987. We operate primarily through our wholly-owned subsidiaries, TimePayment Corp. (“TimePayment”) and Leasecomm Corporation (“Leasecomm”). TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. TimePayment commenced originating leases in July 2004. Leasecomm started originating leases in January 1986 and in October 2002 suspended virtually all originations due to a lack of financing. The average amount financed by TimePayment in 2008 was approximately $5,500 while Leasecomm historically financed contracts averaging approximately $1,900. We have used proprietary software in developing a sophisticated, risk-adjusted pricing model and in automating our credit approval and collection systems, including a fully-automated Internet-based application, credit scoring and approval process.

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

TimePayment finances a wide variety of products with no single product representing more than 25% of the amount financed in its portfolio as of December 31, 2008. The Leasecomm portfolio consists primarily of contracts for authorization systems for point-of-sale (“POS”), card-based payments by debit, credit, gift and charge cards. POS authorization systems require the use of a POS terminal capable of reading a cardholder’s account information from the card’s magnetic strip and combining this information with the amount of the sale entered via a POS terminal keypad, or POS software used on a personal computer to process a sale. The terminal electronically transmits this information over a communications network to a computer data center and then displays the returned authorization or verification response on the POS terminal.

We depend heavily on external financing to fund new leases and contracts. On August 2, 2007, we entered into a three-year $30 million line of credit with a bank syndicate led by Sovereign Bank (’Sovereign”) based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase our line of credit with Sovereign to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Until February 2009, borrowings bore interest at the prime rate (“Prime”) or at the 90-day London Interbank Offered Rate (“LIBOR”) plus 2.75%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically coverts to a Prime Rate Loan.

On February 10, 2009, we entered into an amended agreement to increase our line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at either Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. All other terms of the facility remained the same.

In June 2004, MicroFinancial secured a $10 million credit facility, comprised of a one-year $8 million line of credit and a $2 million three-year subordinated note which allowed us to resume originations after suspending originations in 2002 when our then-existing credit facility failed to renew. In conjunction with raising new capital, we also established TimePayment as a new wholly-owned operating subsidiary. In September 2004, MicroFinancial secured a three-year, $30 million, senior secured revolving line of credit from CIT Commercial Services, a unit of CIT Group (“CIT”). This line of credit replaced the $8 million line of credit under more favorable terms and conditions. In addition, we retired the outstanding senior credit facility with the former bank group. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty.

Leasing, Servicing and Financing Programs

We originate leases for products that typically have limited distribution channels and high selling costs. We facilitate sales of such products by allowing dealers to make them available to their customers for a small monthly lease payment rather than a higher initial purchase price. We primarily lease and rent low-priced commercial equipment to small merchants. We currently lease a wide variety of equipment including POS authorization systems, advertising and display equipment, security equipment, paging systems, water coolers and restaurant equipment. In addition, in the past we have acquired service contracts and contracts in certain other financing markets, and continue to look for opportunities to invest in these types of assets. Our current portfolio also includes a limited amount of consumer financings which consist of service contracts from dealers that primarily provide residential security monitoring services, as well as consumer leases for a wide range of consumer products.

Since resuming originations in June 2004 we have originated and continue to service contracts in all 50 states and the District of Columbia. As of December 31, 2006, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of our portfolio. No state accounted for more than 10% of such total. As of December 31, 2007, California, Florida, Texas and New York accounted for approximately 13%, 13%, 8%, and 7%, respectively, of the total portfolio. No other state accounted for more than 5% of such total. As of December 31, 2008, Florida, California, Texas and New York accounted for approximately 13%, 12%, 8%, and 7%, respectively, of the total portfolio. No other state accounted for more than 5% of such total.

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

During the term of a typical lease, we receive payments sufficient, in the aggregate, to cover our borrowing cost, the cost of the underlying equipment, and to provide us with an appropriate profit. Throughout the term of the lease, we charge late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases we funded in 2008 generally range from 12 to 60 months, with an average initial term of 45 months.

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

Service Contracts

In the past we have also from time to time acquired service contracts, under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we would purchase the right to the payment stream under the monitoring contract from the dealer at a negotiated multiple of the monthly payments. We have not purchased any new security service contracts since 2004, although we do originate security equipment leases that include monitoring. Our service contract portfolio represents a less significant portion of our revenue stream over time.

Dealers

We provide financing to obligors under microticket leases and contracts through a nationwide network of equipment vendors, independent sales organizations and brokers. We do not sign exclusive agreements with our dealers. Dealers interact directly with potential lessees and typically market not only their products and services, but also the financing arrangements offered through us. Historically, we had over 1,000 different dealers originating leases and contracts on a regular basis. When we suspended nearly all of our contract originations in October 2002 due to a lack of financing sources, the number of dealers we utilized for the limited number of contracts we were able to originate declined substantially. As we began to originate more contracts following the establishment of our line of credit with CIT in September 2004, we also began to expand the number of dealers in our network. During the year ended 2008 we had over 800 different dealers originating leases and contracts.

During the year ended December 31, 2006 our top dealer accounted for 13.91% of the leases originated. During the year ended December 31, 2007 our top dealer accounted for 10.03% of the leases originated. During the year ended December 31, 2008 our top dealer accounted for 4.5% of the leases originated.

Use of Technology

Our business is operationally intensive, due in part to the small average amount financed. Accordingly, technology and automated processes are critical in keeping servicing costs to a minimum while providing quality customer service.

We have developed TimePaymentDirect, an Internet-based application processing, credit approval and dealer information tool. Using TimePaymentDirect, a dealer can input an application and obtain almost instantaneous approval automatically over the Internet, all without any contact with our employees. We also offer InstaleaseR, a program that allows a dealer to submit applications to us by telephone, telecopy or e-mail, receive approval, and complete a sale from a lessee’s location. By assisting the dealers in providing timely, convenient and competitive financing for their equipment contracts and offering dealers a variety of value-added services, we simultaneously promote equipment contract sales and the utilization of TimePayment as the preferred finance provider, thus differentiating us from our competitors.

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

Bulk and Portfolio Acquisitions

In addition to originating leases through our dealer relationships, from time to time we have also purchased lease portfolios from dealers. While certain of these leases may not have met our underwriting standards at inception, we will purchase the leases once the lessee demonstrates a satisfactory payment history. We prefer to acquire these smaller lease portfolios in situations where the seller will continue to act as a dealer following the acquisition. We have not purchased any material portfolio in 2008, 2007 nor 2006.

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

Competition

The microticket leasing and financing industry is highly competitive. We compete for customers with a number of national, regional and local banks and finance companies. Our competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, we could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. Our competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than us, including a lower cost of funds and access to capital markets and other funding sources which may be unavailable to us.

Employees

As of December 31, 2008, we had 103 full-time employees, of whom 39 were engaged in sales and underwriting activities and dealer service, 38 were engaged in servicing and collection activities, and 26 were engaged in general administrative activities. We believe that our relationship with our employees is good. None of our employees are members of a collective bargaining unit in connection with their employment with us.

Executive Officers

Name and Age of Executive Officers	Title

Richard F. Latour, 55	Director, President, Chief Executive Officer, Treasurer, Secretary and Clerk
James R. Jackson, Jr., 47	Vice President and Chief Financial Officer
Steven J. LaCreta, 49	Vice President, Lessee Relations and Legal
Stephen J. Constantino, 43	Vice President, Human Resources
Thomas Herlihy, 50	Vice President, Sales and Marketing, of TimePayment Corp.

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

Our lease and finance business is capital intensive and requires access to substantial short-term and long-term credit to fund leases and contracts. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. Our uses of cash include the origination and acquisition of leases and contracts, payment of interest and principal on borrowings, payment of selling, general and administrative expenses, income taxes, capital expenditures and dividends.

As of September 30, 2002, our former $192 million credit facility failed to renew and consequently, we were forced to suspend substantially all origination activity shortly thereafter. In June 2004, we secured a one-year $8 million line of credit and a $2 million three-year subordinated note that enabled us to resume originations. On September 29, 2004, we secured a three-year, $30 million, senior secured revolving line of credit from CIT. The CIT line of credit replaced the one-year $8 million line of credit under more favorable terms and conditions. In addition, it retired the outstanding debt with our former lenders. In July 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty.

In August 2007, we entered into a three-year $30 million line of credit with Sovereign based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase our line of credit with Sovereign to $60 million. The maturity date of the amended agreement remained August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets, and until February 2009 bore interest at Prime or at LIBOR plus 2.75%.

On February 10, 2009 we entered into an amended agreement to increase our line of credit with Sovereign to $85 million. Under the amendment, outstanding borrowings bear interest at either Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. All other terms of the facility remained the same.

Any default or other interruption of our external funding could have a material negative effect on our ability to fund new leases and contracts, and could, as a consequence, have an adverse effect on our financial results. Our ability to draw down amounts under our credit facility is potentially restricted by a borrowing base calculated with respect to our eligible receivables, and by the facility’s requirement that we maintain certain leverage and other financial ratios. The credit facility contains certain provisions which limit our ability to incur indebtedness from other sources.

The delay in originations caused by our former credit facility’s failure to renew in 2002 has decreased the size of our portfolio and may continue to adversely affect our financial performance.

As a result of the failure of our old credit facility to renew, in October 2002, we were forced to suspend virtually all contract originations until we obtained a source of funding or until such time as the senior credit facility was paid in full. During 2003, we were able to fund a very limited number of new contracts using our free cash flow. Our credit facilities entered into in June and September 2004 enabled us to resume contract originations. The absence of contract originations from October 2002 to June 2004 has had a continuing affect on our portfolio and financial performance as older contracts in the portfolio expire and are not replaced through new contract originations during that period. As a result, our revenues derived from financing leases declined in each of the years 2002 through 2006, despite our increased levels of origination beginning in 2004 when we arranged a replacement credit facility. It will take some time to bring our portfolio to the point where it was when we suspended originations.

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

A protracted economic downturn may cause an increase in defaults under our leases and lower demand for the commercial equipment we lease.

A protracted economic downturn such as the one the United States and other nations are currently experiencing could result in a decline in the demand for some of the types of equipment or services we finance, which could lead to additional defaults and a decline in originations. A protracted economic downturn may slow the development and continued operation of small commercial businesses, which are the primary market for the commercial equipment leased by us. Such a downturn could also adversely affect our ability to obtain capital to fund lease and contract originations or acquisitions, or to complete securitizations. In addition, a protracted downturn could result in an increase in delinquencies and defaults by our lessees and other obligors, which could have an adverse effect on our cash flow and earnings, as well as on our ability to securitize leases. These factors could have a material adverse effect on our business, financial condition and results of operations.

Additionally, as of December 31, 2008 and 2007 leases in the states of California, Florida, New York and Texas accounted for approximately 40% of our portfolio. For the year ended December 31 2006, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of our portfolio. Economic conditions in these states may affect the level of collections from, as well as delinquencies and defaults by, these obligors.

We experience a significant rate of default under our leases, and a higher than expected default rate would have an adverse affect on our cash flow and earnings.

Even in times of general economic growth, the credit characteristics of our lessee base correspond to a high incidence of delinquencies, which in turn may lead to significant levels of defaults. The credit profile of our lessees heightens the importance of both pricing our leases and contracts for the risk assumed, as well as maintaining an adequate allowance for losses. Our lessees, moreover, have been affected by the current economic downturn like almost all small businesses. Significant defaults by lessees in excess of those we anticipate in setting our prices and allowance levels may adversely affect our cash flow and earnings. Reduced cash flow and earnings could limit our ability to repay debt and obtain financing, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our portfolio is comprised of authorization systems for point-of-sale (“POS”), card-based payments by, for example, debit, credit, gift and charge cards in addition to a wide variety of other equipment including advertising and display equipment, coffee machines, security equipment, paging systems, water coolers and restaurant equipment. Reduced demand for financing of these types of equipment could adversely affect our lease origination volume, which in turn could have a material adverse effect on our business, financial condition and results of operations. Technological advances may lead to a decrease in the price of these types of systems or equipment and a consequent decline in the need for financing of such equipment. In addition, for POS authorization systems, business and technological changes could change the manner in which POS authorization is obtained. These changes could reduce the need for outside financing sources that would reduce our lease financing opportunities and origination volume in such products. These types of equipment are often leased by small commercial businesses which may be particularly susceptible to the current economic downturn, which may also affect demand for these products.

In the event that demand for financing the types of equipment that we lease declines, we will need to expand our efforts to provide lease financing for other products. There can be no assurance, however, that we will be able to do so successfully. Because many dealers specialize in particular products, we may not be able to capitalize on our current dealer relationships in the event we shift our business focus to originating leases of other products. Our failure to successfully enter into new relationships with dealers of other products or to extend existing relationships with such dealers in the event of reduced demand for financing of the systems and equipment we currently lease would have a material adverse effect on us.

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

Since we generally fund our leases and contracts through our credit facilities or from working capital, our operating margins could be adversely affected by an increase in interest rates. For example, borrowings under our amended credit facility bear interest either at Prime plus 1.75% or at LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5% per year. The implicit yield on all of our leases and contracts is fixed due to the leases and contracts having scheduled payments that are fixed at the time of origination. When we originate or acquire leases or contracts, we base our pricing in part on the “spread” we expect to achieve between the implicit yield on each lease or contract and the effective interest cost we expect to pay when we finance such leases and contracts. Increases in interest rates during the term of each lease or contract could narrow or eliminate the spread, or result in a negative spread, to the extent such lease or contract was financed with variable-rate funding. We may undertake to hedge against the risk of interest rate increases, based on the size and interest rate profile of our portfolio. Such hedging activities, however, would limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, our hedging activities may not protect us from interest rate-related risks in all interest rate environments. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

The microticket leasing and financing industry is highly competitive. We compete for customers with a number of national, regional and local banks and finance companies. Our competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, we could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. Our competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than us, including lower cost of funds and access to capital markets and other funding sources which may be unavailable to us. If a competitor were to lower its lease rates, we could be forced to follow suit or be unable to regain origination volume, either of which would have a material adverse effect on our business, financial condition and results of operations. In addition, competitors may seek to replicate the automated processes used by us to monitor dealer performance, evaluate lessee credit information, appropriately apply risk-adjusted pricing, and efficiently service a nationwide portfolio. The development of computer software similar to that developed by us may jeopardize our strategic position and allow our competitors to operate more efficiently than we do.

Government regulation could restrict our business.

Our leasing business is not currently subject to extensive federal or state regulation. While we are not aware of any proposed legislation, the enactment of, or a change in the interpretation of, certain federal or state laws affecting our ability to price, originate or collect on receivables (such as the application of usury laws to our leases and contracts) could negatively affect the collection of income on our leases and contracts, as well as the collection of fee income. Any such legislation or change in interpretation, particularly in Massachusetts, whose laws govern the majority of our leases and contracts, could have a material adverse effect on our ability to originate leases and contracts at current levels of profitability, which in turn could have a material adverse effect on our business, financial condition or results of operations. Changes to the bankruptcy laws that would make it easier for lessees to file for bankruptcy could increase delinquency and defaults on the existing portfolio.

The Sarbanes-Oxley Act of 2002 and related regulations required companies such as us that are not accelerated filers to comply with more stringent internal control system and monitoring requirements beginning as of the end of our fiscal year 2007, and will require us to have our independent auditors attest to these internal control system and monitoring requirements beginning with our annual report for 2009. Compliance with this new requirement has caused us to retain outside consultants to assist management in evaluating our internal control over financial reporting as well as requiring our management to spend a significant amount of time in evaluating the same. Continued compliance with this new requirement may place an expensive burden and significant time constraint on us.

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

Our restated articles of organization and restated bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable, including:(i) provisions authorizing the issuance of “blank check” preferred stock; (ii) providing for a Board of Directors with staggered terms; (iii) requiring super-majority or class voting to effect certain amendments to the articles and bylaws and to approve certain business combinations; (iv) limiting the persons who may call special stockholders’ meetings and; (v) establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings. In addition, certain provisions of Massachusetts law to which we are subject may have the effect of discouraging, delaying or preventing a change in control or an unsolicited acquisition proposal.

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

During the fourth quarter of 2002, our Board of Directors suspended the payment of dividends on our common stock to comply with our banking agreements and we paid no dividends in the years ended December 31, 2003 and 2004. During 2005, we declared dividends of $0.05 per share payable to shareholders of record on five dates, and a special dividend of $0.25 per share payable to shareholders of record on January 31, 2006. During 2006, 2007 and 2008, we declared dividends of $0.20 per share. Future dividend payments are subject to ongoing review and evaluation by our Board of Directors. The decision as to the amount and timing of future dividends we may pay, if any, will be made in light of our financial condition, capital requirements and growth plans, as well as our external financing arrangements and any other factors our Board of Directors may deem relevant. We can give no assurance as to the amount and timing of the payment of future dividends.

Item 2.	Properties

At December 31, 2008, our corporate headquarters and operations center occupied approximately 24,400 square feet of office space at 10M Commerce Way, Woburn, Massachusetts 01801. The lease for this space expires on December 31, 2010.

Item 3.	Legal Proceedings

We are subject to claims and suits arising in the ordinary course of business. At this time, we do not believe these matters will have a material adverse effect on our results of operations or financial position.

Item 4.	Submission Of Matters to a Vote Of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

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

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Stock Price
High	$6.25	$5.15	$4.93	$4.00	$6.34	$6.52	$6.45	$6.50
Low	$4.60	$3.00	$3.30	$1.50	$3.62	$4.08	$5.14	$4.85

Holders

At March 15, 2009, there were approximately 850 stockholders of record of our common stock.

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

During 2007, we declared dividends of $0.05 per share payable to shareholders of record on each of March 30, 2007, June 29, 2007, September 28, 2007 and December 31, 2007.

During 2008, we declared dividends of $0.05 per share payable to shareholders of record on each of May 15, 2008, August 15, 2008, November 14, 2008 and January 19, 2009. The dividend payable on January 19, 2009 was declared on December 24, 2008.

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

Our credit facility also restricts the amount of cash that TimePayment can make available to us for the declaration of dividends on our common stock during any year, to 50% of consolidated net income for the immediately preceding year.

Repurchases

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2008.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2003 with the American Stock Exchange Composite Stock Index, the S&P 400 Mid-Cap Financials Index and the NASDAQ Composite. Cumulative total stockholder return shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2003 and the reinvestment of dividends. The historic stock price performance information shown in this graph may not be indicative of current stock price levels or future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except share and per share data)

Income Statement Data:
Revenues:
Income on financing leases	$23,095	$12,302	$3,917	$4,140	$11,970
Rental income	9,829	13,612	20,897	25,359	31,009
Income on service contracts	925	1,271	1,870	3,467	5,897
Other income(1)	5,676	4,486	5,758	6,318	11,491

Total revenues	39,525	31,671	32,442	39,284	60,367

Expenses:
Selling, general and administrative	13,060	12,824	14,499	20,884	26,821
Provision for credit losses	15,313	7,855	6,985	10,468	47,918
Depreciation and amortization	976	1,344	5,326	9,497	14,010
Interest	1,020	143	162	1,148	2,283

Total expenses	30,369	22,166	26,972	41,997	91,032

Income (loss) before provision (benefit) for income taxes	9,156	9,505	5,470	(2,713)	(30,665)
Provision (benefit) for income taxes	3,206	3,303	1,555	(1,053)	(20,449	)(2)

Net income (loss)	$5,950	$6,202	$3,915	$(1,660)	$(10,216)

Net income (loss) per common share:
Basic	$0.42	$0.45	$0.28	$(0.12)	$(0.77)
Diluted	0.42	0.44	0.28	(0.12)	(0.77)
Weighted-average shares:
Basic	14,002,045	13,922,974	13,791,403	13,567,640	13,182,883
Diluted	14,204,105	14,149,634	13,958,759	13,567,640	13,182,883
Dividends declared per common share	$0.20	$0.20	$0.20	$0.50	$—

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$5,047	$7,080	$28,737	$32,926	$9,709
Restricted cash	528	561	—	—	—
Gross investment in leases(3)	158,138	102,128	44,314	33,004	69,181
Unearned income	(49,384)	(35,369)	(13,682)	(3,658)	(6,313)
Allowance for credit losses	(11,722)	(5,722)	(5,223)	(8,714)	(14,963)
Investment in service contracts, net	32	203	613	1,626	4,777
Investment in rental contracts, net	240	106	313	3,025	1,785
Total assets	104,850	70,982	59,721	65,188	71,270
Notes payable	33,325	6,531	5	161	34
Subordinated notes payable	—	—	—	2,602	4,589
Total liabilities	40,512	10,154	3,585	10,501	9,177
Total stockholders’ equity	64,338	60,828	56,136	54,687	62,093

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except statistical data)

Other Data:
Operating Data:
Value of leases originated(4)	$104,529	$83,698	$33,343	$7,296	$920
Value of rental contracts originated	—	—	—	1,731	77
Dealer funding(5)	68,007	54,035	21,498	6,364	668
Average yield on leases(6)	28.5%	29.0%	30.0%	30.6%	30.1%
Cash Flows From (Used In):
Operating activities	$43,310	$30,440	$26,870	$35,228	$58,694
Investing activities	(69,523)	(55,203)	(22,114)	(6,978)	(813)
Financing activities	24,180	3,106	(8,945)	(5,033)	(54,705)

Net change in cash and cash equivalents	$(2,033)	$(21,657)	$(4,189)	$(23,217)	$3,176

Selected Ratios:
Return on average assets	6.77%	9.49%	6.27%	(2.43)%	(8.98)%
Return on average stockholders’ equity	9.51	10.60	7.07	(2.84)	(15.32)
Operating margin(7)	61.91	54.81	38.39	19.74	28.58
Credit Quality Statistics:
Net charge-offs	$9,313	$7,356	$10,476	$16,717	$75,967
Net charge-offs as a percentage of average gross investment(8)	7.15%	9.99%	26.34%	30.79%	54.71%
Provision for credit losses as a percentage of average gross investment(8)	11.76	10.67	17.56	19.28	34.51
Allowance for credit losses as a percentage of gross investment(9)	7.41	5.59	11.63	25.16	20.23

(1)	Includes loss and damage waiver fees, service fees, interest income, and miscellaneous revenue.

(2)	Includes an income tax benefit of $7.9 million that resulted from a reduction in our estimate of certain tax liabilities.

(3)	Consists of receivables due in installments and estimated residual value.

(4)	Represents the amount paid to dealers upon funding of leases plus the associated unearned income.

(5)	Represents the net amount paid to dealers upon funding of leases and contracts.

(6)	Represents the aggregate of the implied interest rate on each lease originated during the period weighted by the amount funded.

(7)	Represents income before provision (benefit) for income taxes and provision for credit losses as a percentage of total revenues.

(8)	Represents a percentage of average gross investment in leases and net investment in service contracts.

(9)	Represents allowance for credit losses as a percentage of gross investment in leases and net investment in service contracts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Including Selected Quarterly Financial Data (Unaudited)

The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things, those associated with:

•	the demand for the equipment types we offer, expansion into new markets and the development of a sizeable dealer base;

•	our significant capital requirements;

•	our ability or inability to obtain the financing we need, or to use internally generated funds, in order to continue originating contracts;

•	the risks of defaults on our leases;

•	our provision for credit losses;

•	our residual interests in underlying equipment;

•	possible adverse consequences associated with our collection policy;

•	the effect of higher interest rates on our portfolio;

•	increasing competition;

•	increased governmental regulation of the rates and methods we use in financing and collecting on our leases and contracts;

•	acquiring other portfolios or companies;

•	dependence on key personnel;

•	adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations; and

•	general economic and business conditions.

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

Overview

We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2008 was approximately $5,500 while Leasecomm historically financed contracts averaging approximately $1,900. Our portfolio consists of point-of-sale (“POS”) authorization systems and other small business equipment leased or rented to small commercial enterprises.

We derive the majority of our revenues from leases originated and held by us, payments on service contracts, rental contracts and fee income. Historically, we funded the majority of our leases and contracts through our revolving-credit loans, term loans and on-balance sheet securitizations, and to a lesser extent our subordinated debt program and internally generated funds. Between October 2002 and June 2004, an interruption in our financing sources had a significant impact on our ability to originate contracts. As of September 30, 2002, our then-existing credit facility failed to renew and we began paying down the debt, suspending virtually all new contract originations in October 2002 until new financing could be obtained or until the credit facility could be paid in full. In April 2003, we entered into a long-term agreement with our lenders which waived certain covenant defaults and required us to repay the credit facility over a 22-month term.

In June 2004, we secured a one-year $8 million line of credit and a $2 million three-year subordinated note that allowed us to resume microticket contract originations. In conjunction with raising new capital, we also established a new wholly-owned operating subsidiary, TimePayment Corp. In September 2004, we secured a three-year, $30 million, senior secured revolving line of credit from CIT. The CIT line of credit replaced the $8 million line of credit obtained in June 2004 under more favorable terms and conditions. In addition, we used the proceeds from the CIT line of credit to retire the existing debt with the former bank group. During the year ended December 31, 2005, we began to actively increase our industry presence with a more focused and targeted sales and marketing effort. We continue to invest capital to build an infrastructure to support our sales and marketing initiatives, and have brought in experienced sales and marketing management to spearhead the effort. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty.

On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase our line of credit with Sovereign from $30 million to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets and, until February 2009, bore interest at Prime or at LIBOR plus 2.75%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically coverts to a Prime Rate Loan.

On February 10, 2009 we entered into an amended agreement to increase our line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at either Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. All other terms of the facility remained the same.

In a typical lease transaction, we originate a lease through our nationwide network of equipment vendors, independent sales organizations and brokers. Upon our approval of a lease application and verification that the lessee has received the equipment and signed the lease, we pay the dealer for the cost of the equipment, plus the dealer’s profit margin.

In the past, we have also from time to time acquired service contracts under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we would purchase the right to the payment stream under the monitoring contract from the dealer at a negotiated multiple of the monthly payments. We have not purchased any new security monitoring contracts since 2004, although we do originate security equipment leases that include monitoring. Our service contract portfolio represents a less significant portion of our revenue stream over time.

Substantially all leases originated or acquired by us are non-cancelable. During the term of the lease, we are scheduled to receive payments sufficient to cover our borrowing costs, the cost of the underlying equipment and provide us with an appropriate profit. We pass along some of the costs of our leases and contracts by charging collection fees, loss and damage waiver fees, late fees and other service fees, when applicable. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides us with additional revenues based on the residual value of the equipment at the end of the lease. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of 47 months as of December 31, 2008.

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

We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We take charge-offs against our receivables when such receivables are deemed uncollectible. In general a receivable is uncollectable when it is 360 days past due where no contact has been made with the lessee for 12 months or, if earlier, when other adverse events occur with respect to an account. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.

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

Share-Based Compensation

As of January 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) — Share Based Payments, which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognition of compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) Securities and Exchange Commission, (“SEC”) Staff Accounting Bulletin No. 107 — Share Based Payments. Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of our stock, the risk-free interest rate and our dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us under SFAS 123(R).

Results of Operations

Revenues

	2008	Change	2007	Change	2006
	(In thousands)

Income on financing leases	$23,095	87.7%	$12,302	214.1%	$3,917
Rental income	9,829	(27.8)	13,612	(34.9)	20,897
Income on service contracts	925	(27.2)	1,271	(32.0)	1,870
Loss and damage waiver fees	3,236	59.2	2,033	7.3	1,895
Service fees and other	2,300	45.9	1,576	(35.6)	2,448
Interest income	140	(84.0)	877	(38.0)	1,415

Total revenues	$39,525	24.8%	$31,671	(2.4)%	$32,442

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

Total revenues for the year ended December 31, 2008 were $39.5 million, an increase of $7.8 million or 24.8% from the year ended December 31, 2007. Revenue from leases was $23.1 million, up $10.8 million from the previous year as a result of the increased originations. Rental income was $9.8 million, down $3.8 million from 2007. Other revenue components contributed $6.6 million, up $0.8 million from the previous year, despite a decline in interest income of $737,000 during the year. The decrease in interest income is a result of the decrease in cash and cash equivalents on hand as well as lower rates of investment. The decline in rental income is primarily explained by attrition rates in the two sources of rental income. One source is rental agreements that are originated and cancellable on a monthly basis. The other is the rental income that is recognized at the end of the lease term when a lessee chooses to keep the equipment and rents it on a monthly basis. Since we resumed funding in 2004 following an interruption in our funding sources, we have not originated any new rental contracts and few lease contracts have been eligible to convert to rental agreements since they have not reached the end of term. We have not funded any new service contracts since we resumed funding in 2004; therefore this segment of revenue continues to decline.

Total revenues for the year ended December 31, 2007 were $31.7 million, a decrease of $771,000 or 2.4% from the year ended December 31, 2006. Revenue from leases was $12.3 million, up $8.4 million from the previous year and rental income was $13.6 million, down $7.3 million from 2006. Other revenue components contributed $5.8 million, down $1.9 million from the previous year. The decline in service contract revenue accounted for $599,000 of the $1.9 million decrease in other revenue while decreases in service fees and interest income accounted for $872,000 and $538,000 of the decline respectively. The decline in rental income is primarily explained by attrition rates in the two sources of rental income described above. In addition, the decline in income from service contracts is consistent with the lack of any new service contract originations since we resumed funding in 2004.

Selling, General and Administrative

	2008	Change	2007	Change	2006
	(Dollars in thousands)

Selling, general and administrative	$13,060	1.8%	$12,824	(11.6)%	$14,499
As a percent of revenue	33.0%		40.5%		44.7%

Our selling, general and administrative (“SG&A”) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $236,000 or 1.8%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007. Significant factors in the increase of the SG&A expense include increases in: payroll and employee benefits of $171,000; bank service charges of $172,000; marketing and promotion expenses of $122,000; collection expenses of $120,000; and postage expense of $111,000. These increases were offset in part by decreases in: professional fees of $262,000; debt closing expense of $150,000; and sales programs of $105,000.

SG&A expenses decreased by $1.7 million, or 11.6%, for the year ended December 31, 2007, as compared to the year ended December 31, 2006. Significant factors in the decline of the SG&A expense included declines in legal expenses of $405,000 and collection expenses of $1.1 million. The expense reductions resulted from the decrease in the overall volume of our portfolio, an improvement in the credit quality of our portfolio, the settlement of outstanding litigation and our cost control efforts.

Provision for Credit Losses

	2008	Change	2007	Change	2006
	(Dollars in thousands)

Provision for credit losses	$15,313	94.9%	$7,855	12.5%	$6,985
As a percent of revenue	38.7%		24.8%		21.5%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased $7.5 million or 94.9%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007. Net charge-offs increased $1.9 million to $9.3 million, or 25.7%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The provision was based on providing a general allowance against leases funded during the year and our analysis of actual and expected losses in our portfolio as a whole. The increase in the allowance reflects the growth in lease receivables associated with new lease originations, increased delinquency levels, and the current economic climate.

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

Depreciation and Amortization

	2008	Change	2007	Change	2006
	(Dollars in thousands)

Depreciation — fixed assets	$383	36.8%	$280	38.6%	$202
Depreciation — rental equipment	415	(40.3)	695	(83.1)	4,108
Amortization — service contracts	178	(51.8)	369	(63.7)	1,016

Total depreciation and amortization	$976	(27.4)%	$1,344	(74.8)%	$5,326

As a percent of revenue	2.5%		4.2%		16.4%

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

Depreciation expense on rentals decreased by $280,000 or 40.3%, and amortization of service contracts decreased by $191,000 or 51.8%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The carrying value of our rental equipment and service contracts decreased from $309,000 at December 31, 2007 to $272,000 at December 31, 2008. Depreciation on property and equipment increased by $103,000 or 36.8% for the year ended December 31, 2008, as compared to the year ended December 31, 2007.

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

Interest Expense

	2008	Change	2007	Change	2006
		(Dollars in thousands)

Interest	$1,020	613.3%	$143	(11.7)%	$162
As a percent of revenue	2.6%		0.5%		0.5%

We pay interest on borrowings under our line of credit. Interest expense increased by $877,000 or 613.3% for the year ended December 31, 2008, as compared to the year ended December 31, 2007. This increase resulted primarily from the increased borrowings on our line of credit. At December 31, 2008, we had notes payable of $33.3 million compared to notes payable of $6.5 million at December 31, 2007.

Interest expense decreased by $19,000, or 11.7% for the year ended December 31, 2007, as compared to the year ended December 31, 2006. This decrease resulted primarily from the reduction in the interest expense related to the amortization of debt discount related to the warrants we issued to CIT in connection with our 2004 line of credit. At December 31, 2007, we had notes payable of $6.5 million compared to notes payable of $5,000 at December 31, 2006.

Provision for Income Taxes

	2008	Change	2007	Change	2006
		(In thousands)

Provision for income taxes	$3,206	(2.9)%	$3,303	112.4%	$1,555
As a percent of revenue	8.1%		10.4%		4.8%

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

The provision for income taxes decreased by $97,000, or 2.9%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007. This decrease resulted primarily from the $349,000 decrease in income before income taxes. The effective tax rate for the year ended December 31, 2008 was 35.0% compared to 34.8% for the year ended December 31, 2007.

The provision for income taxes increased by $1.7 million, or 112.4%, for the year ended December 31, 2007, as compared to the year ended December 31, 2006. This increase resulted primarily from the $4.0 million increase in income before income taxes. The effective tax rate for the year ended December 31, 2007 was 34.8% compared to 28.4% for the year ended December 31, 2006. The primary reason for the increase in the rate is that we recognized a 7.03% decrease in the 2006 effective tax rate due to the settlement of an IRS audit.

Our 1997 through 2003 tax years were audited by the Internal Revenue Service. As part of the audit, the Internal Revenue Service Agent had proposed several adjustments to our federal income tax returns that would have required us to pay the IRS an amount between $8 and $10 million. Such payments would have been offset by an adjustment to our deferred tax asset as the amount would likely have been recoverable in future periods. We filed a formal protest under the appeals process challenging these adjustments and reached a final settlement in December 2006 which required us to pay $31,000 in additional taxes and $9,000 in interest.

Other Operating Data

Dealer fundings were $69 million during the year ended December 31, 2008, an increase of $14.4 million or 26%, compared to the year ended December 31, 2007. This increase is a result of our continuing effort to increase originations through business development efforts that include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. We funded these contracts using cash provided by operating activities as well as net borrowings of $26.8 million against our lines of credit. Receivables due in installments, estimated residual values, net investment in service contracts, and investment in rental equipment increased from $107.5 million at December 31, 2007 to $162.1 million at December 31, 2008, an increase of $54.6 million, or 51%. Unearned income increased by $14 million, or 39.5%, from $35.4 million at December 31, 2007 to $49.4 million at December 31, 2008. This increase was due to the $69 million in originations in 2008, representing a substantial increase over 2007. Net cash provided by operating activities increased by $12.9 million, or 43%, to $43.3 million during the year ended December 31, 2008, from the year ended December 31, 2007 because of the increase in originations.

Dealer fundings were $54.6 million during the year ended December 31, 2007, an increase of $33.1 million or $154%, compared to the year ended December 31, 2006. This increase was a result of our continuing effort to increase originations through business development efforts noted above. We funded these contracts using cash provided by operating activities as well net borrowings of $6.5 million against our lines of credit. Receivables due in installments, estimated residual values, net investment in service contracts, and investment in rental equipment increased from $52.3 million at December 31, 2006 to $107.5 million at December 31, 2007, an increase of $55.2 million, or 105.5%. Unearned income increased by $21.7 million, or 158.5%, from $13.7 million at December 31, 2006 to $35.4 million at December 31, 2007. This increase was due to the $54.6 million in originations in 2007, representing a substantial increase over 2006. Net cash provided by operating activities increased by $3.6 million, or 13.3%, to $30.4 million during the year ended December 31, 2007, from the year ended December 31, 2006 because of the increase in originations.

Selected Quarterly Data

The following is a summary of our unaudited quarterly results of operations for 2008 and 2007. This unaudited quarterly information was prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring items, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, and you should read them in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues:
Income on leases	$4,940	$5,596	$6,030	$6,529	$2,033	$2,653	$3,406	$4,210
Rental income	2,752	2,484	2,330	2,263	3,924	3,514	3,268	2,906
Income on service contracts	259	240	221	205	361	329	303	278
Loss and damage waiver fees	688	768	849	931	444	473	524	592
Service fees and other	549	532	632	587	386	330	415	445
Interest income	60	27	23	30	323	247	182	125

Total revenues	9,248	9,647	10,085	10,545	7,471	7,546	8,098	8,556

Expenses:
Selling, general and administrative	3,239	3,198	3,260	3,363	3,568	3,158	3,134	2,964
Provision for credit losses	3,357	3,060	3,782	5,114	1,523	1,677	1,919	2,736
Depreciation and amortization	230	230	245	271	463	347	288	246
Interest	152	234	310	324	13	13	13	104

Total expenses	6,978	6,722	7,597	9,072	5,567	5,195	5,354	6,050

Income before provision for income taxes	2,270	2,925	2,488	1,473	1,904	2,351	2,744	2,506
Provision for income taxes	713	1,053	905	535	687	902	941	773

Net income	$1,557	$1,872	$1,583	$938	$1,217	$1,449	$1,803	$1,733

Net income per common share — basic	$0.11	$0.13	$0.11	$0.07	$0.09	$0.10	$0.13	$0.12
Net income per common share — diluted	0.11	0.13	0.11	0.07	0.09	0.10	0.13	0.12
Dividends declared per common share	—	0.05	0.05	0.10	0.05	0.05	0.05	0.05

Exposure to Credit Losses

The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts and service contracts in our portfolio as of December 31, 2008, 2007 and 2006. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	December 31, 2008		December 31, 2007		December 31, 2006
	(Dollars in thousands)

Current	$110,423	77.3%	$75,528	81.8%	$29,027	71.8%
31-60 days past due	6,941	4.8	4,565	5.0	1,607	4.0
61-90 days past due	5,079	3.6	3,016	3.2	825	2.0
Over 90 days past due	20,438	14.3	9,205	10.0	8,996	22.2

Receivables due in installments	$142,881	100.0%	$92,314	100.0%	$40,455	100.0%

Liquidity and Capital Resources

General

Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since our inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and the proceeds from our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand and our line of credit which matures in August 2010. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes, payment of dividends, and capital expenditures.

We generated cash flow from operations of $43.3 million for the year ended December 31, 2008, $30.4 million for the year ended December 31, 2007, and $26.9 million for the year ended December 31, 2006.

Net cash used in investing activities was $69.5 million for the year ended December 31, 2008, $55.2 million for the year ended December 31, 2007 and $22.1 million for the year ended December 31, 2006. Investing activities primarily relate to the origination of leases with investments in lease contracts, direct costs, property, and equipment.

Net cash provided by financing activities was $24.1 million for the year ended December 31, 2008 and $3.1 million for the year ended December 31, 2007. Net cash used by financing activities was $8.9 million for the year ended December 31, 2006. Financing activities includes borrowings from and repayments on our various financing sources. We repaid $60.7 million during 2008, $5.1 million during 2007, and $2.9 million during 2006. In addition, we paid dividends of $2.8 million in 2008, $2.8 million in 2007 and $6.2 million in 2006.

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

Borrowings

We utilize our line of credit to fund the origination and acquisition of leases. Borrowings outstanding under our lines of credit consist of the following:

	December 31, 2008				December 31, 2007
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
(Dollars in 000)

Revolving credit facility(1)	$33,325	3.25%	$26,675	$60,000	$6,531	7.25%	$23,469	$30,000

(1)	The unused capacity is subject to limitations based on lease eligibility and the borrowing base formula.

On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign based on qualified lease receivables. On July 9, 2008 we entered into an amended agreement to increase our line of credit with Sovereign to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets and, until February 2009, bore interest at Prime or the 90-day London Interbank Offered Rate (LIBOR) plus 2.75%. At December 31, 2008 all of our loans were Prime Rate Loans. The Prime at December 31, 2008 was 3.25%. As of December 31, 2008 the qualified lease receivables eligible under the borrowing base exceeded the $60 million line of credit. The line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of December 31, 2008, we were in compliance with all covenants under the line of credit.

On February 10, 2009 we entered into an amended agreement to increase our line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, subject in each case to a minimum interest rate of 5%. All other terms of the facility remained the same.

Prior to entering into the Sovereign facility, we had a three-year senior secured revolving line of credit with CIT where we could borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bore interest at Prime plus 1.5% for Prime Rate Loans or at LIBOR plus 4.0% for LIBOR loans. As of December 31, 2006, based on lease eligibility and the borrowing base formula, we had $20.8 million in excess availability on the CIT line of credit. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty, and CIT released its security interests and liens.

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

Financial Covenants

Our Sovereign line of credit, like our prior facilities, has financial covenants that must be complied with in order to obtain funding through the facility and to avoid an event of default. These include requirements that we (i) maintain a ratio of our consolidated net earnings before interest, taxes and non-recurring non-cash items, as calculated under the agreement, to our consolidated interest expense of not less than 2:1 as of the end of any fiscal quarter; (ii) maintain consolidated tangible capital base (defined to mean our consolidated tangible net worth, as calculated under the agreement, plus subordinated debt) at minimum levels, which are increased from quarter to quarter in relation to our net income and any equity capital we receive; (iii) maintain a leverage ratio (defined to mean the ratio of consolidated total liabilities, less subordinated debt, to consolidated tangible net worth, plus subordinated debt) of 3.75:1 during fiscal 2009 and 4:1 during 2010; and (iv) not permit the amount of receivables over 90 days past due to exceed 18.75% of gross lease installments. The line of credit also contains other affirmative and negative covenants, including a restriction on our ability to incur or guaranty indebtedness, dispose of or acquire assets or engage in a merger transaction, or make certain restricted payments. As of December 31, 2008, we believe that we were in compliance with all covenants in our borrowing relationships.

Contractual Obligations and Lease Commitments

The following table summarizes our contractual cash obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments Due	Payments	Payments	Payments
		Less than	Due	Due	Due After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Revolving line of credit	$33,325	$33,325	$0	$0	$0
Operating lease obligations	474	237	237	0	0
Capital lease obligations	132	59	73	0	0

Total	$33,391	$33,621	$310	$0	$0

Contractual Obligations

We have entered into various agreements, such as debt and operating lease agreements that require future payments. During the year ended December 31, 2008 we had net borrowings of $26.8 million against our line of credit. The $33.3 million of outstanding borrowings as of December 31, 2008 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $237,000 annually for the years 2009 through 2010. Our future minimum lease payments under capital leases are $59,000, $59,000 and $14,000 for the years ended December 31, 2009, 2010 and 2011 respectively.

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

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of December 31, 2008, we have repaid all of our fixed-rate debt and have $33.3 million of outstanding variable interest rate obligations under our Sovereign line of credit.

Our Sovereign line of credit bears interest at rates which fluctuate with changes in the Prime or the LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The FASB has agreed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. SFAS 157 was adopted by the Company for financial assets and liabilities during the first quarter of fiscal 2008 with no material effect on the Company’s financial statements. SFAS 157 will be adopted during the first quarter of 2009 for non-financial assets and liabilities with no material impact on the Company’s financial statements anticipated.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 was adopted by the Company during the first quarter of fiscal 2008 but the Company chose not to apply the provisions of SFAS 159 to any assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. This statement addresses consolidation rules for noncontrolling interests. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It applies to all entities, but will affect only entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Statement 160 is effective as of the beginning of fiscal years that begin on or after December 15, 2008. We believe the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparations of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FASB Board does not expect this statement will result in a change in current practice.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested shares, nonvested equity share units and outstanding equity share options to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share based payment awards. The adoption of EITF 06-11 becomes effective in 2008 and impacts unvested restricted stock. EITF 06-11 was adopted by the Company for financial assets and liabilities during the first quarter of fiscal 2008 with no material effect on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in computation of EPS pursuant to the two class method. We believe adoption of this EITF will not have a material impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued Staff Position EITF 07-05, “Determining Whether Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (FSP EITF 07-05), effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This Issue addresses the determination of whether an in instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under the relative paragraphs of Statement 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The guidance in this Issue shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year, presented separately. However, in circumstances in which a previously bifurcated embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in Statement 133 at initial application of this Issue, the carrying amount of the liability for the conversion option (that is, its fair value on the date of adoption) shall be reclassified to shareholders’ equity. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. We believe adoption of this EITF will not have a material impact on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7, under the caption Market Risk and Financial Instruments.

Item 8.	Financial Statements and Supplementary Data

Our Financial Statements, together with the related report of our Independent Registered Public Accounting Firm, appear on pages F-1 through F-23 of this Form 10-K.

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

Under the supervision and with the participation of our management, including our executive officers, we assessed as of December 31, 2008, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2008 was effective.

Change in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended December 31, 2008, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Corporation” and “Proposal 1 — Election of Directors,” included in our proxy statement for the 2009 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2009, are hereby incorporated by reference.

Item 11.	Executive Compensation

The sections, “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Compensation of Directors” included in our proxy statement for the 2009 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2009, are hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section, “Security Ownership of Certain Beneficial Owners and Management,” included in our proxy statement for the 2009 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2009, is hereby incorporated by reference.

The following table summarizes information, as of December 31, 2008, relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of
	Securities	Weighted-Average	Future Issuance
	to be Issued	Exercise Price of	Under Equity
	upon Exercise	Outstanding	Compensation Plans
	of Outstanding	Options,	(Excluding Securities
	Options, Warrants	Warrants and	Reflected in
Plan Category	and Rights	Rights(2)	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	1,442,067	$8.78	969,271
Equity compensation plans not approved by security holders	—	—	—
Total	1,442,067	$8.78	969,271

(1)	Includes our 1998 Equity Incentive Plan (which was approved by stockholders at the 2001 special meeting of stockholders in lieu of annual meeting) and our 2008 Equity Incentive Plan (which was approved by our stockholders at the 2008 special meeting of stockholders in lieu of annual meeting). The number of securities available for future issuance will be reduced by three for each share of restricted stock or other “full share” award made to an employee of the Company, and by one for any option granted or for any award made to non-employee directors, under the terms of our 2008 Equity Incentive Plan.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The sections “Governance of the Corporation — Certain Relationships and Related Person Transactions” and “— Determination of Director Independence” included in our proxy statement for the 2009 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2009, are hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The section “Proposal 2 — Ratification of the Selection of MicroFinancial’s Independent Registered Public Accounting Firm,” included in our proxy statement for the 2009 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2009, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

Our Financial Statements, together with the related report of the Independent Registered Public Accounting Firm, appear at pages F-1 through F-26 of this Form 10-K

(2) None

(3) Exhibits Index

Exhibit
Number		Description

3.1		Restated Articles of Organization, as amended. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.
3.2		Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10- K filed with the Securities and Exchange Commission on March 28, 2007.
10.1		Warrant Purchase Agreement dated April 14, 2003 among the Company, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.2		Form of Warrants to purchase Common Stock of the Company issued April 14, 2003. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.3		Co-Sale Agreement dated April 14, 2003 among the Company, Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle, Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr., and the Lenders named therein. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.4		Registration Rights Agreement dated April 14, 2003 among the Company and the Lenders named therein. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10	.5.1	Commercial Lease, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.25 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.5.2	Amendment to Lease #1, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.26 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.5.3	Lease Extension for the facility at 10-M Commerce Way, Woburn, MA dated September 16, 2003 among MicroFinancial Incorporated and Cummings Properties, LLC. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.
10	.5.4	Lease Extension #2 for the facility at 10-M Commerce Way, Woburn, MA dated July 15, 2005 among MicroFinancial Incorporated and Cummings Properties, LLC. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.6.1*	1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.6.2*	Forms of Restricted Stock Agreement grant under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.27 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

Exhibit
Number		Description

10	.6.3*	Form of incentive stock option agreement under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.3 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.6.4*	Form of non-qualified stock option agreement under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.4 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.6.5*	MicroFinancial Incorporated 2008 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2008.
10	.7*	Second Amended and Restated Employment Agreement between the Company and Peter R. Bleyleben dated July 15, 2005. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.8.1*	Amended and Restated Employment Agreement between the Company and Richard F. Latour dated March 15, 2004. Incorporated by reference to Exhibit 10.8 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.8.2*†	Amendment to Employment Agreement between the Company and Richard F. Latour dated December 24, 2008.
10	.9.1*	Employment Agreement between the Company and James R. Jackson, Jr. dated May 4, 2005. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.9.2*†	Amendment to Employment Agreement between the Company and James R. Jackson dated December 24, 2008.
10	.10.1*	Employment Agreement between the Company and Stephen Constantino dated May 4, 2005. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.10.2*†	Amendment to Employment Agreement between the Company and Stephen Constantino dated December 24, 2008.
10	.11.1*	Employment Agreement between the Company and Steven LaCreta dated May 4, 2005. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.11.2*†	Amendment to Employment Agreement between the Company and Steven LaCreta dated December 24, 2008.
10.12		Registration Rights Agreement dated June 10, 2004 by and among MicroFinancial Incorporated, Acorn Capital Group, LLC and Ampac Capital Solutions, LLC. Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on June 15, 2004.
10.13		Registration Rights Agreement dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/Commercial Services, Inc., as Holder. Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on October 4, 2004.
10	.14.1	Credit Agreement dated August 2, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.2	Unlimited Guaranty of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.3	Unlimited Guaranty of Leasecomm dated August 2, 2007. Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.4	Security Agreement between Borrower and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.5	Security Agreement between Registrant and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.6	Security Agreement between Leasecomm and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on August 8, 2007.

Exhibit
Number		Description

10	.14.7	Trademark Security Agreement and License dated August 2, 2007 by Borrower. Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.8	Trademark Security Agreement and License dated August 2, 2007 by Registrant. Incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.9	Trademark Security Agreement and License dated August 2, 2007 by Leasecomm. Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.10	Pledge Agreement of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.11	Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on July 15, 2008.
10	.14.12	Agreement and Amendment No. 1 to Amended and Restated Credit Agreement dated February 10, 2009. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 17, 2009).
10	.14.13	Additional Lender Supplement dated February 10, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 17, 2009.
10	.14.14	Commitment Increase Supplement dated February 10, 2009. Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on February 17, 2009.
10	.14.15†	Sovereign Note dated July 9, 2008.
10	.14.16†	TD Banknorth Note dated July 9, 2008.
10	.14.17†	Commerce Bank & Trust Company Note dated February 10, 2009.
10	.14.18†	Danversbank Note dated February 10, 2009.
10	.14.19†	Wells Fargo Bank Note dated February 10, 2009.
10	.15*†	Compensatory Arrangements for Non-Employee Directors.
21	.1†	Subsidiaries of Registrant.
23	.1†	Consent of Vitale, Caturano & Company, P.C.
31	.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

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

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Bleyleben Peter R. Bleyleben	Chairman of the Board of Directors	March 31, 2009

/s/ Richard F. Latour Richard F. Latour	President, Chief Executive Officer, Treasurer, Clerk, Secretary and Director	March 31, 2009

/s/ James R. Jackson Jr. James R. Jackson Jr.	Vice President and Chief Financial Officer	March 31, 2009

/s/ Brian E. Boyle Brian E. Boyle	Director	March 31, 2009

/s/ John W. Everets John W. Everets	Director	March 31, 2009

/s/ Torrence C. Harder Torrence C. Harder	Director	March 31, 2009

/s/ Fritz Von Mering Fritz Von Mering	Director	March 31, 2009

/s/ Alan J. Zakon Alan J. Zakon	Director	March 31, 2009

MICROFINANCIAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MicroFinancial Incorporated:

We have audited the accompanying consolidated balance sheets of MicroFinancial Incorporated and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations, changes in stockholder’s equity and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/  Vitale, Caturano & Company, P.C.

Boston, MA
March 31, 2009

MICROFINANCIAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except share
	and per share data)

ASSETS
Cash and cash equivalents	$5,047	$7,080
Restricted cash	528	561
Net investment in leases:
Receivables due in installments	142,881	92,314
Estimated residual value	15,257	9,814
Initial direct costs	1,211	729
Less:
Advance lease payments and deposits	(982)	(219)
Unearned income	(49,384)	(35,369)
Allowance for credit losses	(11,722)	(5,722)

Net investment in leases	97,261	61,547
Investment in service contracts, net	32	203
Investment in rental contracts, net	240	106
Property and equipment, net	759	782
Other assets	983	703

Total assets	$104,850	$70,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$33,325	$6,531
Accounts payable	1,648	1,350
Capital lease obligation	125	—
Dividends payable	702	698
Other liabilities	1,308	801
Income taxes payable	8	228
Deferred income taxes	3,396	546

Total liabilities	40,512	10,154

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2008 and 2007	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,038,257 and 13,960,778 shares issued and outstanding at December 31, 2008 and 2007, respectively	140	140
Additional paid-in capital	45,774	45,412
Retained earnings	18,424	15,276

Total stockholders’ equity	64,338	60,828

Total liabilities and stockholders’ equity	$104,850	$70,982

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)

Revenues:
Income on financing leases	$23,095	$12,302	$3,917
Rental income	9,829	13,612	20,897
Income on service contracts	925	1,271	1,870
Loss and damage waiver fees	3,236	2,033	1,895
Service fees and other	2,300	1,576	2,448
Interest income	140	877	1,415

Total revenues	39,525	31,671	32,442

Expenses:
Selling, general and administrative	13,060	12,824	14,499
Provision for credit losses	15,313	7,855	6,985
Depreciation and amortization	976	1,344	5,326
Interest	1,020	143	162

Total expenses	30,369	22,166	26,972

Income before provision for income taxes	9,156	9,505	5,470
Provision for income taxes	3,206	3,303	1,555

Net income	$5,950	$6,202	$3,915

Net income (loss) per common share — basic	$0.42	$0.45	$0.28

Net income (loss) per common share — diluted	$0.42	$0.44	$0.28

Weighted average shares outstanding — basic	14,002,045	13,922,974	13,791,403

Weighted average shares outstanding — diluted	14,204,105	14,149,634	13,958,759

Dividends declared per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2007 and 2008

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
	(In thousands, except share data)

Balance at December 31, 2005	13,713,899	$137	$43,839	$10,711	$54,687
Warrant exercises	13,983	—	—	—	—
Stock issued for deferred compensation	56,141	1	199	—	200
Restricted stock granted	16,169	—	51	—	51
Stock-based compensation	—	—	10	—	10
Amortization of unearned compensation	11,250	—	37	—	37
Common stock dividends ($0.20 per share)	—	—	—	(2,764)	(2,764)
Net income	—	—	—	3,915	3,915

Balance at December 31, 2006	13,811,442	138	44,136	11,862	56,136
Warrant exercises	125,000	1	319	—	320
Purchase and retirement of shares	(75,000)	(1)	(398)	—	(399)
Stock issued for deferred compensation	77,654	2	307	—	309
Restricted stock granted	11,682	—	72	—	72
Stock-based compensation	—	—	12	—	12
Amortization of unearned compensation	10,000	—	32	—	32
Conversion of share-based liability awards to equity awards	—	—	932	—	932
Common stock dividends ($0.20 per share)	—	—	—	(2,788)	(2,788)
Net income	—	—	—	6,202	6,202

Balance at December 31, 2007	13,960,778	140	45,412	15,276	60,828
Stock options exercised	17,500	—	28	—	28
Stock issued for deferred compensation	53,729	—	241	—	241
Stock-based compensation	—	—	74	—	74
Amortization of unearned compensation	6,250	—	19	—	19
Common stock dividends ($0.20 per share)	—	—	—	(2,802)	(2,802)
Net income	—	—	—	5,950	5,950

Balance at December 31, 2008	14,038,257	$140	$45,774	$18,424	$64,338

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Cash received from customers	$59,330	$42,553	$39,790
Cash paid to suppliers and employees	(14,564)	(12,653)	(13,762)
Cash paid for income taxes	(576)	(230)	(453)
Interest paid	(1,020)	(107)	(120)
Interest received	140	877	1,415

Net cash provided by operating activities	43,310	30,440	26,870

Cash flows from investing activities:
Investment in lease contracts	(68,007)	(54,035)	(21,498)
Investment in direct costs	(1,156)	(761)	(345)
Investment in property and equipment	(360)	(407)	(271)

Net cash used in investing activities	(69,523)	(55,203)	(22,114)

Cash flows from financing activities:
Proceeds from secured debt	87,541	11,685	179
Repayment of secured debt	(60,747)	(5,159)	(335)
Decrease (increase) in restricted cash	33	(561)	—
Repayment of subordinated debt	—	—	(2,602)
Capital leases obligations	163	—	—
Repayment of capital leases	(38)	—	—
Proceeds from exercise of common stock warrants	—	41	—
Purchase and retirement of common stock warrants	—	(120)	—
Proceeds from the sale of capital stock	28	—	—
Payment of dividends	(2,800)	(2,780)	(6,187)

Net cash provided by (used in) financing activities	24,180	3,106	(8,945)

Net change in cash and cash equivalents	(2,033)	(21,657)	(4,189)
Cash and cash equivalents, beginning	7,080	28,737	32,926

Cash and cash equivalents, ending	$5,047	$7,080	$28,737

Reconciliation of net income (loss) to net cash provided by operating activitites:
Net income	$5,950	$6,202	$3,915
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(23,095)	(12,302)	(3,917)
Depreciation and amortization	976	1,344	5,326
Provision for credit losses	15,313	7,855	6,985
Recovery of equipment cost and residual value	40,549	22,909	12,309
Stock-based compensation expense	334	549	292
Non-cash interest expense	—	37	46
Increase in deferred income taxes payable	2,850	3,636	1,792
Changes in assets and liabilities:
Deferred income taxes	(220)	(513)	310
Decrease (increase) in other assets	(280)	(87)	678
Increase (decrease) in accounts payable	426	691	(61)
Increase (decrease) in other liabilities	507	119	(805)

Net cash provided by operating activities	$43,310	$30,440	$26,870

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$241	$381	$251
Conversion of share-based liability awards to equity awards	—	932	—

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)

A.	Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment during 2008 was approximately $5,500 while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our line of credit.

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

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments, collateralized repurchase agreements, commercial paper, certificates of deposit and US government and agency securities. As of December 31, 2008 our cash equivalents consisted of certificates of deposit.

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We take charge-offs against our receivables when such receivables are deemed uncollectible. In general a receivable is deemed uncollectible when it is 360 days past due where no contract has been made with the lessee for 12 months or, if earlier, when other adverse events occur with respect to an account. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.

Investment in Service Contracts

Our investments in cancelable service contracts are recorded at cost and amortized over the expected life of the contract. Income on service contracts from monthly billings is recognized as the related services are provided.

At December 31, 2008 and 2007, our investment in service contracts consisted of the following:

	December 31,
	2008	2007

Investment in service contracts	$1,819	$2,482
Less accumulated amortization	(1,787)	(2,279)

Investment in service contracts, net	$32	$203

Amortization expense on service contracts totaled $178,000, $369,000 and $1,016,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Upon retirement or other disposition, the cost and related accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of our investment in service contracts.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2008 and 2007, our investment in rental contracts consisted of the following:

	December 31,
	2008	2007

Investment in rental contracts	$4,020	$5,198
Less accumulated depreciation	(3,780)	(5,092)

Investment in rental contracts, net	$240	$106

Depreciation expense on rental contracts totaled $415,000, $695,000 and $4,108,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts.

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

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, net investment in leases, accounts payable, line of credit, and other liabilities, we believe that the carrying amount approximates fair value. The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of the Company’s revolving line of credit at December 31, 2008 exceeded its carrying value by approximately $470,000.

Debt Issue Costs

Costs incurred in securing financing are capitalized in other assets and amortized over the term of the financing. We incurred amortization expenses of $195,000, $345,000, and $387,000 for the years ended December 31, 2008 through 2006, respectively.

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income Per Common Share

Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. At December 31, 2008, 1,292,067 options were excluded from the computation of diluted net income per share because their effect was antidilutive. At December 31, 2007, 1,115,188 options were excluded from the computation of diluted net income per share because their effect was antidilutive. At December 31, 2006, 1,075,000 options and 175,000 warrants were excluded from the computation of diluted net loss per share because their effect was antidilutive.

	Year Ended December 31,
	2008	2007	2006

Net income	$5,950	$6,202	$3,915

Weighted-average shares outstanding used in computation of net income per share — basic	14,002,045	13,922,974	13,791,403
Dilutive effect of options, warrants and restricted stock	202,060	226,660	167,356

Shares used in computation of net income per common share — assuming dilution	14,204,105	14,149,634	13,958,759

Net income per common share — basic	$.42	$.45	$.28

Net income per common share — diluted	$.42	$.44	$.28

Stock-Based Employee Compensation

Effective January 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS 123(R) requires us to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered by SFAS 123(R) include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Under the modified prospective method of adoption, compensation cost was recognized beginning with the year ended December 31, 2005 for stock based compensation. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchases or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For unvested awards, the compensation cost related to the remaining required service period that was not rendered upon the adoption date was determined based on the compensation cost calculated for either recognition or pro forma disclosure under SFAS 123.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The FASB has agreed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. SFAS 157 was adopted by the Company for financial assets and liabilities during the first quarter of fiscal 2008 with no material effect on the Company’s financial statements. SFAS 157 will be adopted during the first quarter of 2009 for non-financial assets and liabilities with no material impact on the Company’s financial statements anticipated.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 was adopted by the Company during the first quarter of fiscal 2008 but the Company chose not to apply the provisions of SFAS 159 to any assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. This statement addresses consolidation rules for noncontrolling interests. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It applies to all entities, but will affect only entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Statement 160 is effective as of the beginning of fiscal years that begin on or after December 15, 2008. We believe the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparations of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FASB Board does not expect this statement will result in a change in current practice.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested shares, nonvested equity share units and outstanding equity share options to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share based payment awards. The adoption of EITF 06-11 becomes effective in 2008 and impacts unvested restricted stock. EITF 06-11 was adopted by the Company for financial assets and liabilities during the first quarter of fiscal 2008 with no material effect on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in computation of EPS pursuant to the two class method. We believe adoption of this EITF will not have a material impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued Staff Position EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (FSP EITF 07-05), effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This Issue addresses the determination of whether an in instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under the relative paragraphs of Statement 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The guidance in this Issue shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year, presented separately. However, in circumstances in which a previously bifurcated embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in Statement 133 at initial

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application of this Issue, the carrying amount of the liability for the conversion option (that is, its fair value on the date of adoption) shall be reclassified to shareholders’ equity. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. We believe adoption of this EITF will not have a material impact on our consolidated financial position or results of operations.

C.	Net Investment in Leases

At December 31, 2008, future minimum payments on our lease receivables are as follows:

Year Ending December 31,

2009	$59,297
2010	42,088
2011	26,349
2012	12,188
2013	2,959

Total	$142,881

At December 31, 2008, the weighted-average remaining life of the leases in our portfolio is approximately 38 months and the weighted-average implicit rate of interest is approximately 28.4%.

A summary of the activity in our allowance for credit losses is as follows:

	Year Ended December 31,
	2008	2007	2006

Allowance for credit losses, beginning	$5,722	$5,223	$8,714
Provision for credit losses	15,313	7,855	6,985
Charge-offs	(13,641)	(12,119)	(16,069)
Recoveries	4,328	4,763	5,593

Allowance for credit losses, ending	$11,722	$5,722	$5,223

A summary of the changes in estimated residual value is as follows:

	Year Ended December 31,
	2008	2007	2006

Estimated residual value, beginning	$9,814	$3,859	$3,865
Lease originations	8,221	7,145	2,954
Terminations	(2,778)	(1,190)	(2,960)

Estimated residual value, ending	$15,257	$9,814	$3,859

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Property and Equipment

At December 31, 2008 and 2007, our property and equipment consisted of the following:

	December 31,
	2008	2007

Computer equipment	$4,911	$4,551
Office equipment	732	732
Leasehold improvements	263	263

Total	5,906	5,546
Less accumulated depreciation and amortization	(5,147)	(4,764)

Net	$759	$782

Depreciation and amortization expense on property and equipment totaled $383,000, $280,000 and $202,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Total depreciation and amortization expense for property and equipment, service contracts and rental contracts was $976,000, $1,344,000 and $5,326,000 or the years ended December 31, 2008, 2007 and 2006, respectively.

E.	Notes Payable

At December 31, 2008 and 2007, our notes payable consisted of the following:

	December 31,
	2008	2007

Credit facility — Sovereign	$33,325	$6,531

On August 2, 2007, we entered into a three-year $30 million revolving line of credit with Sovereign based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets and, until February 2009, bore interest at Prime or at a London Interbank Offered Rate (LIBOR) plus 2.75%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. At December 31, 2008 and 2007 all of our loans were Prime Rate Loans. The Prime at December 31, 2008 was 3.25%. The amount available on our revolving line of credit at December 31, 2008 was $26,675,000. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of December 31, 2008, we were in compliance with all covenants under the revolving line of credit.

On February 10, 2009 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. All other terms of the facility remained the same.

Prior to obtaining the Sovereign revolving line of credit, on September 29, 2004, we entered into a three-year senior secured revolving line of credit with CIT under which we could borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bore interest at Prime plus 1.5% or at the 90-day LIBOR plus 4.0%. The Prime at December 31, 2006 was 8.25%. The 90-day LIBOR rate at December 31, 2006 was 5.36%. As of December 31, 2006, the interest rate on the CIT line of credit was 9.75%, and we were in compliance with all covenants under the CIT credit facility. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the CIT line of credit, we issued warrants to CIT to purchase 50,000 shares of our common stock at an exercise price of $0.825 per share which were exercised on May 29, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid-in capital and debt issue costs. The resulting debt issue cost of $139,000 was being amortized to interest expense under the effective interest method. Non-cash interest expense was $37,000 and $46,000 for the years ended December 31, 2007 and 2006, respectively.

We also issued warrants to our financial advisor, in connection with the CIT line of credit, to purchase 75,000 shares of our common stock at an exercise price of $3.704 per share which were exercised on October 5, 2007. The fair market value of the warrants, as determined using the Black-Scholes option- pricing model, was accounted for as additional paid in capital and debt issue costs. The resulting debt issue cost of $131,000 was being amortized over the life of the CIT line of credit. Debt issue cost expense related to these warrants was $43,000 and $39,000 for the years ended December 31, 2007 and 2006 respectively.

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

In connection with an $8 million line of credit, we issued warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $6.00 per share which expired on June 10, 2007. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and discount on notes payable. The resulting discount of $117,000 was being amortized to interest expense under the effective interest method. Since the $8 million line of credit was canceled as of September 29, 2004 the entire discount was accreted to interest expense during the year ended December 31, 2004.

On October 5, 2007, 75,000 warrants were exercised by the warrant holder and the shares were subsequently repurchased and retired by the Company.

Stock Options and Restricted Stock

The Microfinancial 2008 Equity Incentive Plan (the “2008 Plan”) permits the Compensation and Benefits Committee of our Board of Directors to grant stock options, restricted stock, restricted stock units, shares of common stock without restrictions, and any other right to receive payment from the corporation based in whole or in part on the value of common stock. We reserved 1,000,000 shares of common stock for issuance pursuant to the 2008 Plan. All employees and directors of the Corporation or any of its affiliates are eligible to receive awards under the 2008 Plan. For purposes of calculating the shares remaining for grant under the 2008 Plan, grants of stock options or stock appreciation rights to any participant will reduce that reserve by one share for each share subject to the option or the settled portion of the stock appreciation right. Grants of restricted stock and any other “full share” award will reduce the reserve by three shares for each share of common stock subject to the award, in the case of

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards to employees, or by one share for each share of common stock subject to the award, in the case of awards to non-employee directors. Stock options under the 2008 Plan may be incentive stock options or nonstatutory stock options. The maximum cumulative number of shares available for grants of incentive stock options under the Plan is 1,000,000 shares. The committee determines the term of the option, including the amount, exercise price, vesting schedule and term, which may not exceed ten years. The per share exercise price of the option may not be less than 100% of the fair market value of the common stock on the grant date. No stock option granted to an employee under the 2008 Plan shall become fully vested within one year of grant date and no restricted stock or other awards made to an employee without any performance-based criteria other than the employee’s continued service will have a restricted period of less than one year. We may not in any fiscal year grant to any participant options or other awards covering more than 200,000 shares.

The 1998 Equity Incentive Plan (the “1998 Plan”) permits the Compensation Committee of our Board of Directors to make various long-term incentive awards, generally equity-based, to eligible persons. We reserved 4,120,380 shares of our common stock for issuance pursuant to the 1998 Plan. Qualified stock options, which are intended to qualify as “incentive stock options” under the Internal Revenue Code, may be issued to employees at an exercise price per share not less than the fair value of our common stock on the date of grant. Nonqualified stock options may be issued to our officers, employees and directors, as well as our consultants and agents, at an exercise price per share not less than fifty percent of the fair value of our common stock on the date of grant. The vesting periods and expiration dates of the grants are determined by the Board of Directors. The option period may not exceed ten years. The 1998 Plan expired in 2008 and was replaced by the 2008 Plan.

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

	Number	Amortized
	of	Compensation
	Shares	Expense

Non-vested at December 31, 2005	11,250
Granted	25,000
Vested	(11,250)	$37,000

Non-vested at December 31, 2006	25,000
Granted	—
Vested	(10,000)	$32,000

Non-vested at December 31, 2007	15,000
Granted	—
Vested	(6,250)	$19,000

Non-vested at December 31, 2008	8,750

At December 31, 2008 there was approximately $24,000 of total unrecognized compensation expense related to directors’ non-vested restricted stock activity. That cost is expected to be recognized over a period of 2 years.

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,091 shares of stock with a fair value of $3.35 per share in accordance with our director compensation policy. These shares were fully vested on the date of issuance.

In February 2007, executive officers and directors were granted a total of 77,654 shares of stock with a fair value of $3.96 per share for services rendered during the year ended December 31, 2006. The total 2006 expense related to the grant of theses shares was $309,000. These shares were fully vested on the date of issuance.

In February 2007, we granted ten year options to our executive officers to purchase 40,188 shares of common stock at an exercise price of $5.77 per share. The options vest on the fifth anniversary of their grant. The total 2007 expense related to these options was $12,000. The total 2008 expense related to these options was $16,000.

In July 2007, we granted our non-employee directors a total of 11,682 shares of stock with a fair value of $6.18 per share in accordance with our directors’ compensation policy. The total 2007 expense related to the grant of these shares was $72,000.

In February 2008, we granted 10 year options to our executive officers to purchase 176,879 shares of common stock at an exercise price of $5.85 per share. The options vest over five years beginning on the second anniversary of the grant date. The total 2008 expense related to the grant was $58,000.

In February 2008, we granted our non-employee directors a total of 23,000 shares of stock with a fair value of $5.55 per share in accordance with our directors’ compensation policy. The total 2008 expense related to the grant of these shares was $127,000. These shares were fully vested on the date of issuance.

In July 2008, we granted our non-employee directors a total of 30,729 shares of stock with a fair value of $3.71 per share in accordance with our directors’ compensation policy. The total 2008 expense related to the grant of these shares was $114,000. These shares were fully vested on the date of issuance.

The following summarizes stock option activity for the years ended December 31, 2008, 2007 and December 31, 2006:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price

Outstanding at December 31, 2006	1,242,500	$1.585 to $13.544	$9.189
Granted in 2007	40,188	$5.77	$5.77

Outstanding at December 31, 2007	1,282,688	$1.585 to $13.544	$9.08
Granted in 2008	176,879	$5.85	$5.85
Exercised in 2008	(17,500)	$1.585	$1.585

Outstanding at December 31, 2008	1,442,067	$1.585 to $13.544	$8.78

The options granted prior to, and including 2007, vest over five years based solely on service and are exercisable only after they become vested. At December 31, 2008, 2007 and 2006, 1,225,000, 1,242,500 and 1,195,500, respectively, of the outstanding options were fully vested. The total intrinsic value of all options exercised during the year ended December 31, 2008 was $8,000.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information relating to our outstanding stock options at December 31, 2008 is as follows:

	Outstanding			Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$12.31	359,391	0.16	$—	$12.31	359,391	$—
13.54	40,609	0.16	—	13.54	40,609	—
9.78	350,000	1.15	—	9.78	350,000	—
13.10	90,000	2.14	—	13.10	90,000	—
6.70	235,000	3.16	—	6.70	235,000	—
1.59	150,000	3.91	65,000	1.59	150,000	65,000
5.77	40,188	8.17	—	5.77	—	—
5.85	176,879	9.10	—	5.85	—	—

	1,442,067	2.72	$65,000	9.30	1,225,000	$65,000

Our Board of Directors elected to allow the cashless exercise of options exercised during the year ended December 31, 2005. As a result of the circumstances of the exercises, all awards made under the 1998 Plan were classified as share-based liability awards. During the years ended December 31, 2007 and 2006 the total share-based employee compensation cost recognized for stock options was $517,000 and $255,000 respectively. We did not recognize a related income tax benefit in either year as no options were exercised.

In accordance with SFAS 123(R), for share-based liability awards, we recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. In addition, we will recognize any incremental compensation cost as it is incurred. For the years ended December 31, 2007 and 2006, we recognized an additional $503,000 and $23,000, respectively, in compensation expense due to the change in the fair value of the share-based liability awards outstanding.

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

During the year ended December 31, 2008, 176,879 options were granted with an exercise price of $5.85 per share. The fair value of these awards was $1.78 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.25, annualized volatility of 41.30%, expected dividend yield of 3.70%, and a risk-free interest rate of 2.66%. The options vest over five years beginning on the second anniversary of the grant date. During the year ended December 31, 2008 we have recognized $58,000 of costs related to these options. As of December 31, 2008 we had approximately $258,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 4 years.

During the year ended December 31, 2007, 40,188 options were granted with an exercise price of $5.77. The fair value of these awards was $2.08 per share. The options were valued at the date of grant using the following assumptions; expected life in years of 7, annualized volatility of 43.62%, expected dividend yield of 3.47%, and a risk free interest rate of 4.62%. During the year ended December 31, 2008 we have recognized $17,000 of costs related to theses options. As of December 31, 2008 we had approximately $53,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 3 years.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no options granted during the year ended December 31, 2006. The fair values as of December 31, 2006, of the outstanding options classified as liability instruments under SFAS 123(R) were estimated using expected lives of one to three years, annualized volatility of 40.45%, and an expected dividend yield of 5.14% and a risk-free interest rate of 4.82%.

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

Common Stock Reserved

At December 31, 2008 1,442,067 shares of common stock were reserved for common stock exercises. At December 31, 2007, 1,282,688 shares of common stock were reserved for common stock option exercises. At December 31, 2006, 1,242,500 shares of common stock were reserved for common stock option exercises. At December 31, 2008, 2007, and 2006, 969,271, 1,537,118 and 1,666,642 shares of common stock were reserved for future grants, respectively.

We reserved shares of common stock at December 31, 2008 as follows:

Warrants	93,289
Stock options	1,442,067
Restricted stock grants	8,750
Reserved for future grants under 2008 Equity Incentive Plan	969,271

Total	2,513,377

G.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$—	$67	$(416)
State	358	188	179

	358	255	(237)

Deferred:
Federal	2,988	3,269	2,039
State	(140)	(221)	(247)

	2,848	3,048	1,792

Total	$3,206	$3,303	$1,555

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008 and 2007, the components of the net deferred tax liability were as follows:

	2008	2007

Deferred tax assets:
Allowance for credit losses	$4,713	$2,289
Depreciation and amortization	17,640	18,194
Federal alternative minimum tax credit	808	599
Federal NOL carryforward	4,146	—
State NOL and other state attributes	3,440	3,396
State valuation allowance	(1,289)	(2,442)

Total deferred tax assets	29,458	22,036

Deferred tax liabilities:
Lease receivable and unearned income	(26,109)	(17,968)
Residual value	(6,131)	(3,926)
Initial direct costs	(325)	(291)
Reserve for Contingencies	(289)	(397)

Total deferred tax liabilities	(32,854)	(22,582)

Net deferred tax liability	$(3,396)	$(546)

At December 31, 2008, we had a federal loss carry-forward of $11.8 million which may be used to offset future income. At December 31, 2008, we had state net operating loss carry-forwards of $25.4 million which may be used to offset future income. The state NOL’s have restrictions and expire in approximately one to twenty years. We recorded a valuation allowance against some of our state deferred tax assets as it is unlikely that these deferred tax assets will be fully realized.

The following is reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

	Year Ended December 31,
	2008	2007	2006

Federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.33	7.10	6.36
State valuation allowance	(3.33)	(6.35)	(7.49)
IRS audit settlement	—	—	(7.03)
Reversal of state income tax reserve	(1.17)	(2.02)	—
Nondeductible expenses and other	0.18	1.02	1.58

Effective income tax rate	35.01%	34.75%	28.42%

The calculation of our tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. We record liabilities for estimated tax obligations for federal and state purposes. For the years ended December 31, 2008, 2007 and 2006, the nondeductible expenses and other rate of 0.18%, 1.02% and 1.58% respectively, includes certain non-deductible stock-based compensation.

Our 1997 through 2003 tax years were audited by the Internal Revenue Service. As part of the audit, the Internal Revenue Service Agent had proposed several adjustments to our federal tax returns that would have required us to pay the IRS an amount between $8 and $10 million. Such payments would have been offset by an adjustment to our deferred tax asset as the amount would likely have been recoverable in future periods. We filed a

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

formal protest under the appeals process challenging these adjustments and reached a final settlement in December 2006 which required us to pay $31,000 in additional taxes and $9,000 in interest. The income tax provision for the year ended December 31, 2006 includes a net benefit of $385,000 resulting from the IRS audit settlement.

Uncertain Tax Positions

As of December 31, 2008, we had a liability of $293,000 and a liability of $152,000 for accrued interest and penalties related to various state income tax matters. Of these amounts, approximately $289,000 would impact our effective tax rate after a $156,000 federal tax benefit for state income taxes. As of December 31, 2007 we had a liability of $450,000 for unrecognized tax benefits and a liability of $170,000 for accrued interest and penalties related to various state income tax matters. As of December 31, 2006, we had a liability of $760,000 for unrecognized tax benefits and a liability of $160,000 for accrued interest and penalties related to various state income tax matters. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$920,000
Additions for tax positions related to current year	25,000
Reductions for tax positions as a result of:
Settlements	(25,000)
Lapse of statue of limitations	(300,000)

Balance at December 31, 2007	$620,000
Additions for tax positions related to current year	32,000
Reductions for tax positions as a result of:
Settlements	(44,000)
Lapse of statute of limitations	(163,000)

Balance at December 31, 2008	445,000

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2004 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2001.

H.	Commitments and Contingencies

Operating Leases

The lease for our facility in Woburn, Massachusetts expires in 2010. At December 31, 2008, future minimum lease payments under non-cancelable operating leases are $237,000 in 2009 and $237,000 in 2010. Rental expense under operating leases totaled $296,000, $280,000 and $275,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases

During 2008 we entered into capital lease obligations with three year terms for computer and telecommunication equipment. At December 31, 2008 future minimum lease payments under our capital leases were as follows:

For the years Ended December 31,
2009	$59,000
2010	59,000
2011	14,000

Total minimum payments	132,000
Less amounts representing interest	(7,000)

Total	125,000

Legal Matters

We are subject to claims and suits arising in the ordinary course of business. At this time, we do not believe these matters will have a material adverse effect on our results of operation or financial position.

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

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are eligible to contribute up to 100% of their gross salary until they reach the maximum annual contribution amount allowed under the Internal Revenue Code. We match $0.50 for every $1.00 contributed by an employee up to 6% of the employee’s salary; the maximum match is 3%. Vesting of our contributions is over a five-year period at 20% per year. Our payments on behalf of the defined contribution plan were $83,000, $75,000 and $47,000 in the years ended December 31, 2008, 2007, and 2006 respectively.

J.	Concentration of Credit Risk

Our financial instruments that are exposed to concentration of credit risk consist primarily of lease and rental receivables and cash and cash equivalent balances. To reduce our risk, credit policies are in place for approving leases and lease pools are monitored by us. In addition, cash and cash equivalents are maintained at high-quality financial institutions.

Financial instruments that subject us to concentrations of credit risk principally consist of cash equivalents and deposits in bank accounts. We deposit our cash and invest in short-term investments primarily through a national commercial bank. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) are exposed to loss in the event of nonperformance by the institution. The Company has had cash deposits in excess of the FDIC insurance coverage.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2008, our top dealer accounted for 4.5% of all leases originated. No dealer accounted for more than 5% of all leases originated in 2008. During the years ended December 31, 2007 and 2006 our top dealers accounted for 10.03% and 13.91%, respectively, of all leases originated.

We service leases and rental contracts in all 50 states of the United States and its territories. As of December 31, 2008, California, Florida, Texas, and New York accounted for approximately 13%, 12%, 8%, and 7%, respectively, of the total portfolio. None of the remaining states accounted for more than 5% of such total. As of December 31, 2007, California, Florida, Texas, and New York accounted for approximately 13%, 13%, 8%, and 7%, respectively, of the total portfolio. None of the remaining states accounted for more than 5% of such total. As of December 31, 2006, leases in California, Florida, Texas, Massachusetts and New York accounted for approximately 40% of our portfolio.

The majority of our portfolio consists of authorization systems for point-of-sale (“POS”), card-based payments for example, debit, credit, gift and charge cards. These systems may be subject to adverse business or technological changes that could impact their demand.