Form 10-Q
period 2009-03-31
MICROFINANCIAL INC
filed 2009-05-15
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of April 30, 2009, 14,141,192 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$2,109	$5,047
Restricted cash	769	528
Net investment in leases:
Receivables due in installments	150,314	142,881
Estimated residual value	16,188	15,257
Initial direct costs	1,286	1,211
Less:
Advance lease payments and deposits	(1,262)	(982)
Unearned income	(50,996)	(49,384)
Allowance for credit losses	(12,726)	(11,722)

Net investment in leases	102,804	97,261
Investment in service contracts, net	13	32
Investment in rental contracts, net	313	240
Property and equipment, net	761	759
Other assets	1,028	983

Total assets	$107,797	$104,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$35,768	$33,325
Accounts payable	1,406	1,648
Capital lease obligation	140	125
Dividends payable	—	702
Other liabilities	1,545	1,308
Income taxes payable	211	8
Deferred income taxes	3,525	3,396

Total liabilities	42,595	40,512

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2009 and December 31, 2008	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,139,942 and 14,038,257 shares issued at March 31, 2009 and December 31, 2008, respectively	141	140
Additional paid-in capital	46,034	45,774
Retained earnings	19,027	18,424

Total stockholders’ equity	65,202	64,338

Total liabilities and stockholders’ equity	$107,797	$104,850

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Income on financing leases	$6,789	$4,940
Rental income	2,209	2,752
Income on service contracts	189	259
Loss and damage waiver fees	986	688
Service fees and other	671	549
Interest income	13	60

Total revenues	10,857	9,248

Expenses:
Selling, general and administrative	3,572	3,239
Provision for credit losses	5,453	3,357
Depreciation and amortization	335	230
Interest	516	152

Total expenses	9,876	6,978

Income before provision for income taxes	981	2,270
Provision for income taxes	378	713

Net income	$603	$1,557

Net income per common share — basic	$0.04	$0.11

Net income per common share — diluted	$0.04	$0.11

Weighted-average shares:
Basic	14,103,116	13,974,904

Diluted	14,249,712	14,160,139

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Cash received from customers	$17,356	$13,163
Cash paid to suppliers and employees	(4,074)	(4,022)
Cash paid for income taxes	(46)	(125)
Interest paid	(409)	(151)
Interest received	13	60

Net cash provided by operating activities	12,840	8,925

Cash flows from investing activities:
Investment in lease and rental contracts	(16,892)	(17,177)
Investment in direct costs	(295)	(265)
Investment in property and equipment	(106)	(111)

Net cash used in investing activities	(17,293)	(17,553)

Cash flows from financing activities:
Proceeds from secured debt	18,361	18,648
Repayment of secured debt	(15,918)	(10,672)
(Increase) decrease in restricted cash	(241)	62
Proceeds from capital lease obligation	31	46
Repayment of capital lease obligations	(16)	(3)
Payment of dividends	(702)	(698)

Net cash provided by financing activities	1,515	7,383

Net change in cash and cash equivalents	(2,938)	(1,245)
Cash and cash equivalents, beginning of period	5,047	7,080

Cash and cash equivalents, end of period	$2,109	$5,835

Reconciliation of net income to net cash provided by operating activities:
Net income	603	1,557
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(6,789)	(4,940)
Depreciation and amortization	335	230
Provision for credit losses	5,453	3,357
Recovery of equipment cost and residual value	12,696	8,089
Stock-based compensation expense	29	22
Changes in assets and liabilities:
Current taxes payable	203	(13)
Deferred income taxes	129	706
(Increase) decrease in other assets	(45)	58
(Decrease) in accounts payable	(11)	(350)
Increase in other liabilities	237	209

Net cash provided by operating activities	$12,840	$8,925

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$231	$128
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
A. Nature of Business
     MicroFinancial Incorporated (referred to as “Microfinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment during 2008 was approximately $5,500 while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.
     The balance sheet at December 31, 2008 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We take charge-offs against our receivables when such receivables are deemed uncollectible. In general a receivable is deemed uncollectable when it is 360 days past due where no contact has been made with the lessee for 12 months or, if earlier, when other adverse events occur with respect to an account. Historically, the

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.
     A summary of the activity in our allowance for credit losses for the three months ended March 31, 2009 is as follows:

Allowance for credit losses at December 31, 2008		$11,722
Provision for credit losses		5,453
Charge-offs	(5,511)
Recoveries	1,062

Charge-offs, net of recoveries		(4,449)

Allowance for credit losses at March 31, 2009		$12,726

Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. At March 31, 2008, 1,292,067 options were excluded from the computation of diluted net income per share because their effect was antidilutive. At March 31, 2009, 1,213,125 options were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Three Months Ended
	March 31,
	2009	2008
Net income	$603	$1,557

Weighted average common shares outstanding	14,103,116	13,974,904
Dilutive effect of common stock options, warrants and restricted stock	146,596	185,235

Shares used in computation of net income per common share — diluted	14,249,712	14,160,139

Net income per common share — basic	$0.04	$0.11

Net income per common share — diluted	$0.04	$0.11

Stock-Based Employee Compensation
     Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance. In February 2009, under our 2008 Equity Incentive Plan we granted 10 year options to our executive officers to purchase 321,058 shares of common stock at an exercise price of $2.30 per share. The fair value of these awards was $0.55 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.50, annualized volatility of 55.54%, expected dividend yield of 8.70%, and a risk-free interest rate of 2.28%. The options vest over five years beginning on the second anniversary of the grant date. In February 2008, under our 1998 Equity Incentive Plan, we granted 10 year options to our executive officers to purchase 176,879 shares of common stock at an exercise price of $5.85 per share. The fair value of these awards was $1.78 per share. The options were valued at the date of grant using the

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
following assumptions: expected life in years of 6.25, annualized volatility of 41.30%, expected dividend yield of 3.70%, and a risk-free interest rate of 2.66%. The options vest over five years beginning on the second anniversary of the grant date. During the three months ended March 31, 2009, 400,000 options, which were originally granted in February of 1999 with a 10 year term, expired.
     On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant and vests 5% on the first day of each quarter after the grant date. As vesting occurs, compensation expense is recognized. As of March 31, 2009, 42,500 shares were fully vested between these two directors.
     Information relating to our outstanding stock options at March 31, 2009 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
Exercise		Average	Intrinsic	Average		Intrinsic
Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

9.78	350,000	0.9	$—	9.78	350,000	$—
13.10	90,000	1.89	—	13.10	90,000	—
6.70	235,000	2.91	—	6.70	235,000	—
1.59	150,000	3.66	62,000	1.59	150,000	62,000
5.77	40,188	7.92	—	5.77	—	—
5.85	176,879	8.83	—	5.85	—	—
2.30	321,058	9.92	—	2.30	—	—

	1,363,125	5.01	$62,000	7.78	825,000	$62,000

     During the three months ended March 31, 2009 and 2008, the total share based employee compensation cost recognized was $29,000 and $22,000, respectively.
Cash and Cash Equivalents
     We consider all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments, collateralized repurchase agreements, commercial paper, certificates of deposit and US government and agency securities.
Concentration of Credit Risk
     We deposit our cash and invest in short-term investments primarily through national commercial banks. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) are exposed to loss in the event of nonperformance by the institution. The Company has had cash deposits in excess of the FDIC insurance coverage.
C. Revolving line of credit
     On August 2, 2007, we entered into a three-year $30 million revolving line of credit with Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. On July 9, 2008, we entered into an amended agreement to increase our revolving line of credit with Sovereign to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets and, until February 2009, bore interest at Prime or at a London Interbank Offered Rate (“LIBOR”) plus 2.75%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. On February

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
10, 2009, we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. All other terms of the facility remained the same. At March 31, 2009 and 2008 all of our loans were Prime Rate Loans. The interest rate on our revolving line of credit was 5.00% at March 31, 2009. The amount available on our revolving line of credit at March 31, 2009 was $49,232,000. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of March 31, 2009, we were in compliance with all covenants under the revolving line of credit.
     The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of our revolving line of credit at March 31, 2009 approximates its carrying value.
D. Commitments and Contingencies
Legal Matters
     We are subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on our results of operation or financial position.
Lease Commitments
     We accept lease applications on a daily basis and, as a result, we have a pipeline of applications that have been approved, where a lease has not been originated. Our commitment to lend does not become binding until all of the steps in the lease origination process have been completed, including the receipt of the lease, supporting documentation and verification with the lessee. Since we fund on the same day a lease is verified, we do not have any outstanding commitments to lend.
Dividends
     On April 16, 2009, we declared a dividend of $0.05 payable on May 8, 2009 to shareholders of record on April 30, 2009.
E. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” This statement addresses consolidation rules for noncontrolling interests. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It applies to all entities, but will affect only entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Statement 160 is effective as of the beginning of fiscal years that begin on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material effect on our consolidated financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB statement No. 133.” This statement applies to all derivative instruments and related hedge items accounted for under SFAS No. 133. Entities are required to provide enhanced disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on our consolidated financial position or results of operations.
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

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes that this new pronouncement will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.
     In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in computation of EPS pursuant to the two class method. The adoption of EITF 03-6-1 did not have a material effect on our consolidated financial position or results of operations.
     In June 2008, the FASB issued Staff Position EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (FSP EITF 07-05), effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under the relative paragraphs of Statement 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The guidance in this Issue shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year, presented separately. However, in circumstances in which a previously bifurcated embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in Statement 133 at initial application of this Issue, the carrying amount of the liability for the conversion option (that is, its fair value on the date of adoption) shall be reclassified to shareholders’ equity. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The adoption of EITF 07-05 did not have a material effect on our consolidated financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157 , “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FSP No. 157-2 delayed the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities except those recognized or disclosed at fair value in the financial statements on a recurring basis. Those assets and liabilities measured at fair value under SFAS No. 157 in the first quarter of 2008 did not have a material impact on our consolidated financial statements. The adoption of FSP 157-2 for nonfinancial assets and liabilities in the first quarter of 2009 did not have a material effect on our consolidated financial position or results of operations.
     Effective January 1, 2009, we have early adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments — an amendment to FASB Statement No. 107 (FAS 107) and APB Opinion No. 28 (APB 28). The FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 and APB 28 has been included in the disclosures in this Form 10-Q.
     In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides further clarification for guidance provided by SFAS No. 157, regarding measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly. The adoption of this staff position did not have a material effect on our consolidated financial position or results of operations.
     On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this staff position did not have a material effect on our consolidated financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following information should be read in conjunction with our condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. We caution that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such statements contain a number of risks and uncertainties, including but not limited to: our need for financing in order to originate leases and contracts; the demand for the equipment types we offer, expansion into new markets and the development of a sizeable dealer base; our significant capital requirements; risks associated with economic downturns; risks of defaults in our leases and the adequacy our provision for credit losses; higher interest rates; intense competition; changes in our regulatory environment; the availability of qualified personnel, and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. We cannot assure that we will be able to anticipate or respond timely to changes which could adversely affect our operating results. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock. Statements relating to past dividend payments or our current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in our business, see the risk factors included in our most recent Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission.
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2008 was approximately $5,500 while Leasecomm historically financed contracts averaging approximately $1,900. Our portfolio generally consists of business equipment leased or rented primarily to small commercial enterprises.
     We finance the funding of our leases and contracts primarily through cash on hand and our revolving line of credit. On August 2, 2007, we entered into a three-year $30 million revolving line of credit with Sovereign based on qualified TimePayment lease receivables. On July 9, 2008, we entered into an amended agreement to increase our revolving line of credit with Sovereign to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets and, until February 2009, bore interest at Prime Rate or at LIBOR plus 2.75%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. On February 10, 2009 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%.
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
     Substantially all leases originated or acquired by us are non-cancelable. During the term of the lease, we are scheduled to receive payments sufficient to cover our borrowing costs and the cost of the underlying equipment and provide us with an appropriate profit. We pass along some of the costs of our leases and contracts by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Collection fees are imposed based on our estimate of the costs of collection. The loss and damage waiver fees are charged if a customer fails to provide proof of insurance and are reasonably related to the cost of replacing the lost or damaged equipment or product. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides us with additional revenues based on the residual value of the equipment at the end of the lease. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of 45 months as of December 31, 2008.
Critical Accounting Policies
     Our significant accounting policies are more fully described in Note B to the condensed consolidated financial statements included in this Quarterly Report and in Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of our consolidated financial position and results of operations. These policies require the application of significant judgment by us and as a result, are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information obtained from dealers and other sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the three months ended March 31, 2009.
Results of Operations — Three months ended March 31, 2009 compared to the three months ended March 31, 2008
     Revenue

	Three Months Ended March 31,
	2009	Change	2008
	(Dollars in thousands)
Income on financing leases	$6,789	37.4%	$4,940
Rental income	2,209	(19.7)	2,752
Income on service contracts	189	(27.0)	259
Loss and damage waiver fees	986	43.3	688
Service fees and other income	671	22.2	549
Interest income	13	(78.3)	60

Total revenues	$10,857	17.4%	$9,248

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
     Total revenues for the three months ended March 31, 2009 were $10.9 million, an increase of $1.6 million, or 17.4%, from the three months ended March 31, 2008. The overall increase was due to an increase of $1.9 million in income on financing leases and a $0.4 million increase in fees and other income partially offset by a decrease of $0.6 million in rental income, a decrease of $70,000 in income on service contacts and a decrease of $47,000 in interest income. The decline in rental income is the result of the attrition of LeaseComm rental contracts which is offset in part by TimePayment lease contracts coming to term and converting to rentals. Service contact revenue continues to decline since we have not funded any new service contracts. The decrease in interest income is a direct result of the decrease in invested cash as well as lower rates of return.
     Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2009	Change	2008
	(Dollars in thousands)
Selling, general and administrative	$3,572	10.3%	$3,239
As a percent of revenue	32.9%		35.0%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $333,000 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase was primarily driven by increases in compensation expense of $287,000, and employee benefits of $67,000. The increase in compensation related expenses is the result of an increase in the number of employees. The number of employees as of March 31, 2009 was 102 compared to 81 as of March 31, 2008.
     Provision for Credit Losses

	Three Months Ended March 31,
	2009	Change	2008
	(Dollars in thousands)
Provision for credit losses	$5,453	62.4%	$3,357
As a percent of revenue	50.2%		36.3%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $2.1 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, while net charge-offs increased by 240.2% to $4.4 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The increase in the allowance reflects the growth in lease receivables associated with new lease originations, increased delinquency levels, and the current economic times.
     Depreciation and Amortization

	Three Months Ended March 31,
	2009	Change	2008
	(Dollars in thousands)
Depreciation — fixed assets	$105	19.3%	$88
Depreciation — rental equipment	214	167.5	80
Amortization — service contracts	16	(74.2)	62

Total depreciation and amortization	$335	45.7%	$230

As a percent of revenue	3.1%		2.5%

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
     Depreciation expense on rental contracts increased by $134,000 and amortization of service contracts decreased by $46,000 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increases in depreciation and amortization are due to the increase in the overall size of our portfolio of rental equipment. Depreciation and amortization of property and equipment increased by $17,000 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.
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
     Interest Expense

	Three Months Ended March 31,
	2009	Change	2008
	(Dollars in thousands)
Interest	$516	239.5%	$152
As a percent of revenue	4.8%		1.6%
     We pay interest on borrowings under our revolving line of credit. Interest expense increased by $364,000 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. This increase resulted primarily from our increased level of borrowings. At March 31, 2009, the balance on our revolving line of credit was $35.8 million compared to $14.5 million at March 31, 2008.
     Provision for Income Taxes

	Three Months Ended March 31,
	2009	Change	2008
	(Dollars in thousands)
Provision for income taxes	$378	(47.0)%	$713
As a percent of revenue	3.5%		7.7%
As a percent of income before taxes	38.5%		31.4%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes decreased by $335,000 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. This decrease resulted primarily from the $1.3 million decrease in pre-tax income partially offset by an increase in the effective tax rate from 31.4% for the three months ended March 31, 2008 to 38.5% for the three months ended March 31, 2009. The lower overall effective tax rate for the three months ended March 31, 2008 was primarily related to the release of certain state reserves related to the expiration of statutes of limitation.
     As of December 31, 2008, we had a liability of $293,000 for unrecognized tax benefits and a liability of $152,000 for accrued interest and penalties related to various state income tax matters. As of March 31, 2009 we had a liability of $293,000 for unrecognized tax benefits and a liability of $160,000 for accrued interest and penalties. Of these amounts, approximately $295,000 would impact our effective tax rate after a $158,000 federal tax benefit for state income taxes. The increase in the unrecognized tax benefit relates to $8,000 in additional accrued interest expense. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2004 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2002.
     Fair Value of Financial Instruments
     For financial instruments including cash and cash equivalents, restricted cash, net investment in leases, accounts payable, revolving line of credit, and other liabilities, we believe that the carrying amount approximates fair value. The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of our revolving line of credit at March 31, 2009 approximates its carrying value.
     Other Operating Data
     Dealer funding was $17.1 million for the three months ended March 31, 2009, a decrease of $300,000 or 1.7%, compared to the three months ended March 31, 2008. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $162.1 million at December 31, 2008 to $170.3 million at March 31, 2009. Net cash provided by operating activities increased by $3.9 million, or 43.9%, to $12.8 million during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
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

(dollars in thousands)	March 31, 2009		December 31, 2008
Current	$117,086	77.9%	$110,423	77.3%
31-60 days past due	5,341	3.6	6,941	4.8
61-90 days past due	5,262	3.5	5,079	3.6
Over 90 days past due	22,625	15.0	20,438	14.3

Gross receivables due in installments	$150,314	100.0%	$142,881	100.0%

Liquidity and Capital Resources
     General
     Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand and our revolving line of credit which matures in August 2010. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes, payment of dividends and capital expenditures.
     For the three months ended March 31, 2009 and 2008, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $12.8 million for the three months ended March 31, 2009 compared to $8.9 million for the three months ended March 31, 2008. At March 31, 2009, we had approximately $35,768,000 outstanding under our revolving credit facility and had available borrowing capacity of approximately $49,232,000 as described below.
     We used net cash in investing activities of $17.3 million during the three months ended March 31, 2009 and $17.6 million for the three months ended March 31, 2008. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.
     Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2009 compared to $7.4 million for the three months ended March 31, 2008. Financing activities primarily consist of the borrowings and repayments on our revolving line of credit and dividend payments.
     We believe that cash flows from our existing portfolio, cash on hand, available borrowings on our revolving line of credit, and the completion of additional financing as required will be sufficient to support our operations and lease origination activity in the near term. Given the tight credit conditions in the current marketplace, it may be difficult for us to obtain additional low cost capital. Our inability to obtain additional financing would significantly impact our ability to grow the business.
Borrowings
     We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	March 31, 2009				December 31, 2008
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$35,768	5.0%	$49,232	$85,000	$33,325	3.25%	$26,675	$60,000

(1)	The unused capacity is subject to the borrowing base formula.
     On August 2, 2007, we entered into a three-year $30 million revolving line of credit with Sovereign based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets and, until February 2009, bore interest at Prime or at LIBOR plus 2.75%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. On February 10, 2009 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. All other terms of the facility remained the same. As of March 31, 2009 and 2008, all of our loans were Prime Rate Loans.
Dividends
     During the three months ended March 31, 2009 and 2008 we did not declare a dividend. During the three months ended December 31, 2008 we declared a dividend of $0.05 payable on January 19, 2009 to shareholders of record on January 5, 2009.

     On April 16, 2009 we declared a dividend of $0.05 payable on May 8, 2009 to shareholders of record on April 30, 2009.
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
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements that require future payments. For the three months ended March 31, 2009 we had borrowed $18.4 million against our lines of credit and had repaid $15.9 million. The $35.8 million of outstanding borrowings as of March 31, 2009 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $237,000 annually for the years 2009 and 2010.
     Lease Commitments
     We accept lease applications on a daily basis and have a pipeline of applications that have been approved, where a lease has not been originated. Our commitment to lend does not become binding until all of the steps in the lease origination process have been completed, including but not limited to the receipt of a complete and accurate lease document, all required supporting information and successful verification with the lessee. Since we fund on the same day a lease is successfully verified, we do not have any firm outstanding commitments to lend.
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of March 31, 2009, we have repaid all of our fixed-rate debt and have $35.8 million of outstanding variable interest rate obligations under our revolving line of credit.
     Our revolving line of credit bears interest at rates which fluctuate with changes in the prime rate or the LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.
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
     Internal controls over financial reporting: During the first quarter of our fiscal year ended December 31, 2009, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
ITEM 1. Legal Proceedings
     We are subject to claims and suits arising in the ordinary course of business. At this time, we do not believe these matters will have a material adverse effect on our results of operations or financial positions.
ITEM 1A. Risk Factors
     For a discussion of the material risks that we face relating to our business, financial performance and industry, as well as other risks that an investor in our common stock may face, see the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
ITEM 6. Exhibits
(a) Exhibits index

10.1	Agreement and Amendment No. 1 to Restated Credit Agreement dated February 10, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009).

10.2	Additional Lender Supplement dated February 10, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009).

10.3	Commitment Increase Supplement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009).

10.4	Commerce Bank & Trust Company Note dated February 10, 2009 (incorporated by reference to Exhibit 10.14.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission March 31, 2009).

10.5	Danversbank Note dated February 10, 2009 (incorporated by reference to Exhibit 10.14.18 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission March 31, 2009).

10.6	Wells Fargo Bank Note dated February 10, 2009 (incorporated by reference to Exhibit 10.14.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission March 31, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated
By: /s/ Richard F. Latour
President and Chief Executive Officer

By: /s/ James R. Jackson Jr.
Vice President and Chief Financial Officer

Date: May 15, 2009