Form 10-Q
period 2009-06-30
MICROFINANCIAL INC
filed 2009-08-14
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 31, 2009, 14,173,076 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$1,003	$5,047
Restricted cash	772	528
Net investment in leases:
Receivables due in installments	159,740	142,881
Estimated residual value	17,146	15,257
Initial direct costs	1,380	1,211
Less:
Advance lease payments and deposits	(1,545)	(982)
Unearned income	(52,793)	(49,384)
Allowance for credit losses	(13,509)	(11,722)

Net investment in leases	110,419	97,261

Investment in service contracts, net	3	32
Investment in rental contracts, net	392	240
Property and equipment, net	682	759
Other assets	1,163	983

Total assets	$114,434	$104,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$40,956	$33,325
Accounts payable	1,694	1,648
Capital lease obligation	125	125
Dividends payable	—	702
Other liabilities	1,943	1,308
Income taxes payable	499	8
Deferred income taxes	3,734	3,396

Total liabilities	48,951	40,512

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2009 and December 31, 2008	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,141,192 and 14,038,257 shares issued at June 30, 2009 and December 31, 2008, respectively	141	140
Additional paid-in capital	46,038	45,774
Retained earnings	19,304	18,424

Total stockholders’ equity	65,483	64,338

Total liabilities and stockholders’ equity	$114,434	$104,850

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Income on financing leases	$7,098	$5,596	$13,887	$10,536
Rental income	2,138	2,484	4,347	5,236
Income on service contracts	175	240	364	499
Loss and damage waiver fees	1,018	768	2,004	1,456
Service fees and other	699	532	1,370	1,080
Interest income	1	27	14	87

Total revenues	11,129	9,647	21,986	18,894

Expenses:
Selling, general and administrative	3,492	3,198	7,064	6,437
Provision for credit losses	4,993	3,060	10,446	6,417
Depreciation and amortization	383	230	718	460
Interest	661	234	1,177	386

Total expenses	9,529	6,722	19,405	13,700

Income before provision for income taxes	1,600	2,925	2,581	5,194
Provision for income taxes	616	1,053	994	1,765

Net income	$984	$1,872	$1,587	$3,429

Net income per common share – basic	$0.07	$0.13	$0.11	$0.25

Net income per common share – diluted	$0.07	$0.13	$0.11	$0.24

Weighted-average shares:
Basic	14,141,192	13,987,528	14,122,259	13,981,216

Diluted	14,239,391	14,137,300	14,214,308	14,151,034

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2007	13,960,778	$140	$45,412	$15,276	$60,828

Stock options exercises	17,500		28	—	28
Stock issued for deferred compensation	53,729		241	—	241
Stock-based compensation	—	—	74	—	74
Amortization of unearned compensation	6,250	—	19	—	19
Common stock dividends ($0.20 per share)	—	—	—	(2,802)	(2,802)
Net income	—	—	—	5,950	5,950

Balance at December 31, 2008	14,038,257	$140	$45,774	$18,424	$64,338

Stock issued for deferred compensation	100,435	1	230	—	231
Stock-based compensation		—	27	—	27
Amortization of unearned compensation	2,500	—	7	—	7
Common stock dividends ($0.05 per share)	—	—	—	(707)	(707)
Net income	—	—	—	1,587	1,587

Balance at June 30, 2009	14,141,192	$141	$46,038	$19,304	$65,483

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Cash received from customers	$35,966	$27,866
Cash paid to suppliers and employees	(7,768)	(7,215)
Income taxes paid	(164)	(182)
Interest paid	(952)	(386)
Interest received	13	87

Net cash provided by operating activities	27,095	20,170

Cash flows from investing activities:
Investment in lease and rental contracts	(36,353)	(34,644)
Investment in direct costs	(631)	(557)
Investment in property and equipment	(133)	(252)

Net cash used in investing activities	(37,117)	(35,453)

Cash flows from financing activities:
Proceeds from secured debt	41,384	37,860
Repayment of secured debt	(33,753)	(23,014)
Increase in restricted cash	(244)	(9)
Proceeds from capital lease obligation	31	163
Repayment of capital lease obligations	(31)	(13)
Payment of dividends	(1,409)	(1,397)

Net cash provided by financing activities	5,978	13,590

Net change in cash and cash equivalents	(4,044)	(1,693)
Cash and cash equivalents, beginning of period	5,047	7,080

Cash and cash equivalents, end of period	$1,003	$5,387

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,587	$3,429
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(13,887)	(10,536)
Depreciation and amortization	718	460
Provision for credit losses	10,446	6,417
Recovery of equipment cost and residual value	26,636	18,265
Stock-based compensation expense	34	47
Changes in assets and liabilities:
Current taxes payable	491	150
Deferred income taxes	338	1,434
Other assets	(180)	(139)
Accounts payable	277	25
Other liabilities	635	618

Net cash provided by operating activities	$27,095	$20,170

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$231	$127
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

A.	Nature of Business
     MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment through 2008 and year to date 2009 was approximately $5,500, while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations, brokers and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.

B.	Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.
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
     We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analyses of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We take charge-offs against our receivables when such receivables are deemed uncollectible. In general, a receivable is deemed uncollectible when it is 360 days past due where no contact has been made with the

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
lessee for 12 months or, if earlier, when other adverse events occur with respect to an account. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.
     A summary of the activity in our allowance for credit losses is as follows:

	Six Months Ended
	June 30,
	2009	2008
Allowance for credit losses, beginning	$11,722	$5,722
Provision for credit losses	10,446	6,417
Charge-offs	(10,675)	(4,801)
Recoveries	2,016	2,161

Allowance for credit losses, ending	$13,509	$9,499

Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. For the three and six months ended June 30, 2009, 1,108,028 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the three and six months ended June 30, 2008, 1,292,067 options were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$984	$1,872	$1,587	$3,429

Weighted average common shares outstanding	14,141,192	13,987,528	14,122,259	13,981,216
Dilutive effect of common stock options, warrants and restricted stock	98,199	149,772	92,049	169,818

Shares used in computation of net income per common share - diluted	14,239,391	14,137,300	14,214,308	14,151,034

Net income per common share - basic	$0.07	$0.13	$0.11	$0.25

Net income per common share - diluted	$0.07	$0.13	$0.11	$0.24

Stock-Based Employee Compensation
     Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance. In February 2009, under our 2008 Equity Incentive Plan, we granted 10 year options to our executive officers to purchase 321,058 shares of common stock at an exercise price of $2.30 per share. The fair value of these awards was $0.55 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.50, annualized volatility of 55.54%, expected dividend yield of 8.70%, and a risk–free interest rate of 2.28%. The options vest over five years beginning on the second anniversary of the grant date. In February 2008, under our 1998 Equity Incentive Plan, we granted 10 year options to our executive officers to purchase 176,879 shares of common stock at an exercise price of $5.85 per share. The fair value of these awards was $1.78 per share.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The options were valued at the date of grant using the following assumptions: expected life in years of 6.25, annualized volatility of 41.30%, expected dividend yield of 3.70%, and a risk–free interest rate of 2.66%. The options vest over five years beginning on the second anniversary of the grant date. During the six months ended June 30, 2009, 400,000 options originally granted to members of the Board of Directors in February of 1999 expired. In addition, 105,097 options granted to the former VP of Sales were forfeited upon his last date of employment in May of 2009.
     Directors Fritz von Mering and John Everets were appointed to the Board as non employee directors on February 4, 2004, and August 15, 2006, respectively. In connection with their appointments, each director was granted 25,000 shares of restricted stock which vested 20% upon grant and 5% on the first day of each quarter subsequent to the grant date. The restricted share fair values were $3.17 per share for Mr. von Mering and $3.35 per share for Mr. Everets. The compensation expense associated with the grants is recognized as vesting occurs. As of June 30, 2009, 6,250 restricted shares remain unvested under Mr. Everets’ grant
          Information relating to our outstanding stock options at June 30, 2009 is as follows:

		Outstanding			Exercisable
		Weighted-		Weighted-
Exercise		Average	Intrinsic	Average		Intrinsic
Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$9.78	350,000	.65	$—	$9.78	350,000	$—
13.10	90,000	1.64	—	13.10	90,000	—
6.70	235,000	2.66	—	6.70	235,000	—
1.59	150,000	3.41	309,000	1.59	150,000	309,000
5.77	31,923	7.67	—	5.77	—	—
5.85	142,382	8.58	—	5.85	—	—
2.30	258,723	9.67	349,000	2.30	—	—

	1,258,028	4.36	$658,000	7.78	825,000	$309,000

     During the three months ended June 30, 2009 and 2008, the total share based employee compensation cost recognized was $4,000 and $24,000, respectively. During the six months ended June 30, 2009 and 2008, the total share based employee compensation cost recognized was $34,000 and $47,000, respectively. For the period ended June 30, 2009, approximately $23,000 of previously recognized employee compensation cost was reversed in connection with 105,097 options which were forfeited during the period.
Fair Value of Financial Instruments
     For financial instruments including cash and cash equivalents, restricted cash, accounts payable, revolving line of credit, and other liabilities, we believe that the carrying amount approximates fair value. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of our revolving line of credit at June 30, 2009 approximates its carrying value.
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
Concentration of Credit Risk

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     We deposit our cash and invest in short-term investments primarily through national commercial banks. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) are exposed to loss in the event of nonperformance by the institution. The Company maintains cash deposits in excess of the FDIC insurance coverage.

C.	Revolving line of credit
     On August 2, 2007, we entered into a three-year $30 million revolving line of credit with Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. On July 9, 2008, we entered into an amended agreement to increase our revolving line of credit with Sovereign to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets and, until February 2009, bore interest at Prime or at a London Interbank Offered Rate (“LIBOR”) plus 2.75%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. On February 10, 2009, we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. All other terms of the facility remained the same. At June 30, 2009 and 2008 all of our loans were Prime Rate Loans. The interest rate on our revolving line of credit was 5.00% at June 30, 2009. The amount available on our revolving line of credit at June 30, 2009 was $44 million. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of June 30, 2009, we were in compliance with all covenants under the revolving line of credit.
     The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of our revolving line of credit at June 30, 2009 approximates its carrying value.

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
Dividends
     On July 14, 2009, we declared a dividend of $0.05 payable on August 14, 2009 to shareholders of record on July 30, 2009.

E.	Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. This statement addresses consolidation rules for noncontrolling interests. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It applies to all entities, but will affect only entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Statement 160 is effective as of the beginning of fiscal years that begin on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material effect on our consolidated financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB statement No. 133”. This statement applies to all derivative instruments and related hedge items accounted for under SFAS No. 133. Entities are required to provide enhanced disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on our consolidated financial position or results of operations.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
November 15, 2007, and interim periods within those fiscal years. In February 2008, FSP No. 157-2 delayed the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP 157-2 for nonfinancial assets and liabilities did not have a material effect on our consolidated financial position or results of operations.
     Effective January 1, 2009, we have early adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments – an amendment to FASB Statement No. 107 (FAS 107) and APB Opinion No. 28 (APB 28). The FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 and APB 28 has been included in the disclosures in this Form 10-Q.
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
     On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than- temporary impairments of equity securities. The adoption of this staff position did not have a material effect on our consolidated financial position or results of operations.
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement is effective for interim and annual fiscal periods ending after June 15, 2009. The Company has evaluated the effect of the adoption of this standard and has concluded it has no material effect on our financial position or results of operations. Management has reviewed events occurring through August 14, 2009, the date the financial statements were issued, and the Company has determined that no subsequent events occurred requiring accrual or disclosure
     In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles” which replaces statement 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Following this statement, the Board will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates. This statement will be effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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
Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. We caution that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such statements contain a number of risks and uncertainties, including but not limited to: our need for financing in order to originate leases and contracts; our demand for the equipment types we offer, expansion into new markets and the development of a sizable dealer base; our significant capital requirements; risks associated with economic downturns; risks of defaults in our leases and the adequacy of our provision for credit losses; higher interest rates; intense competition; changes in our regulatory environment; the availability of qualified personnel, and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. We cannot assure that we will be able to anticipate or respond timely to changes which could adversely affect our operating results. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock. Statements relating to past dividend payments or our current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in our business, see the risk factors included in our most recent Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission.
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment through 2008 and year to date 2009 was approximately $5,500, while Leasecomm historically financed contracts of approximately $1,900. Our existing portfolio consists of business equipment leased or rented primarily to small commercial enterprises.
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

     In the past, we have also from time to time acquired service contracts under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we would purchase the right to the payment stream under the monitoring contract from the dealer at a negotiated multiple of the monthly payments. We have not purchased any new security monitoring contracts since 2004, and anticipate that service contract revenue will continue to decline over time.
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
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the six months ended June 30, 2009.
Results of Operations - Three months ended June 30, 2009 compared to the three months ended June 30, 2008
     Revenue

	Three Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Income on financing leases	$7,098	26.8%	$5,596
Rental income	2,138	(13.9)	2,484
Income on service contracts	175	(27.1)	240
Loss and damage waiver fees	1,018	32.6	768
Service fees and other income	699	31.4	532
Interest income	1	(96.3)	27

Total revenues	$11,129	15.4%	$9,647

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
     Total revenues for the three months ended June 30, 2009 were $11.1 million, an increase of $1.5 million, or 15.4%, from the three months ended June 30, 2008. The overall increase was due to an increase of $1.5 million in income on financing leases, an increase of $0.4 in fees and other income, partially offset by a decrease of $0.3 million in rental income, and a decrease of $65,000 in income on service contracts. The increase in income on financing leases is a result of the continued growth in new lease originations. The decline in rental income is the result of the attrition of Leasecomm rental contracts which is partially offset by TimePayment lease contracts coming to term and converting to rentals. Service contact revenue continues to decline since we have not funded any new service contracts since 2004.
     Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Selling, general and administrative	$3,492	9.2%	$3,198
As a percent of revenue	31.4%		33.2%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $294,000 for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The increase was primarily driven by increases in compensation expense of $304,000 and employee benefits of $78,000, offset by a $77,000 decrease in legal expenses. The increase in compensation related expenses is the result of an increase in the number of employees. The number of employees as of June 30, 2009 was 106 compared to 86 as of June 30, 2008.
     Provision for Credit Losses

	Three Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Provision for credit losses	$4,993	63.2%	$3,060
As a percent of revenue	44.9%		31.7%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $1.9 million for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, while net charge-offs increased by 215.8% to $4.2 million. The provision is based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The increase in the allowance reflects the growth in lease receivables associated with new lease originations, increased delinquency and charge off levels, and the current economic conditions.
     Depreciation and Amortization

	Three Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Depreciation – fixed assets	$105	9.4%	$96
Depreciation – rental equipment	269	228.0	82
Amortization – service contracts	9	(82.7)	52

Total depreciation and amortization	$383	66.5%	$230

As a percent of revenue	3.4%		2.4%
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
     Depreciation expense on rental contracts increased by $187,000 and amortization of service contracts decreased by $43,000 for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The increase in depreciation is primarily due to the increase in the number of TimePayment lease contracts coming to maturity and converting to rentals. Depreciation and amortization of property and equipment increased by $9,000 for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.
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
     Interest Expense

	Three Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Interest	$661	182.5%	$234
As a percent of revenue	5.9%		2.4%
     We pay interest on borrowings under our senior credit facility. Interest expense increased by $427,000 for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. This increase resulted primarily from our increased level of borrowings and debt closing costs on our line of credit. At June 30, 2009, we had notes payable under our line of credit of $41.0 million compared to notes payable of $21.4 million at June 30, 2008.
     Provision for Income Taxes

	Three Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Provision for income taxes	$616	(41.5)%	$1,053
As a percent of revenue	5.5%		10.9%
As a percent of income before taxes	38.5%		36.0%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes decreased by $437,000 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. This increase resulted primarily from the $1.3 million decrease in pre-tax income and was partially offset by an increase in the effective tax rate from 36.0% for the three months ended June 30, 2008 to 38.5% for the three months ended June 30, 2009.
     As of March 31, 2009, we had a liability of $293,000 for unrecognized tax benefits and a liability of $160,000 for accrued interest and penalties related to various state income tax matters. As of June 30, 2009 we had a liability of $293,000 for unrecognized tax benefits and a liability of $170,000 for accrued interest and penalties. Of these amounts, approximately $300,000 would impact our effective tax rate after a $161,000 federal tax benefit for state income taxes. The increase in the unrecognized tax benefits relates to $10,000 in additional accrued interest expense. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2004 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2002.
     Other Operating Data
     Dealer funding was $19.6 million for the three months ended June 30, 2009, an increase of $1.1 million or 9.5%, compared to the six months ended June 30, 2008. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $170.3 million at March 31, 2009 to $180.6 million at June 30, 2009. Net cash provided by operating activities increased by $3.1 million, or 26.7%, to $14.3 million during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.
Results of Operations - Six months ended June 30, 2009 compared to the six months ended June 30, 2008
     Revenue

	Six Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Income on financing leases	$13,887	31.8%	$10,536
Rental income	4,347	(17.0)	5,236
Income on service contracts	364	(27.1)	499
Loss and damage waiver fees	2,004	37.6	1,456
Service fees and other income	1,370	26.9	1,080
Interest income	14	(83.9)	87

Total revenues	$21,986	16.4%	$18,894

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
     Total revenues for the six months ended June 30, 2009 were $22.0 million, an increase of $3.1 million, or 16.4%, from the six months ended June 30, 2008. The overall increase was due to an increase of $3.4 million in income on financing leases, and a $0.8 increase in fees and other income partially offset by a decrease of $0.8 million in rental income, a decrease of $135,000 in service contracts and a decrease of $73,000 in interest income. The increase in income on financing leases is a result of the continued growth in new lease originations. The decline in rental income is the result of the attrition of Leasecomm rental contracts which is partially offset by TimePayment lease contracts coming to term and converting to rentals. Service contact revenue continues to decline since we have not funded any new service contracts. The decrease in interest income is a direct result of the decrease in invested cash.
     Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Selling, general and administrative	$7,064	9.7%	$6,437
As a percent of revenue	32.1%		34.1%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $627,000 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The increase was primarily driven by increases in compensation expense of $524,000 and an increase in employee benefits $144,000 as a result of an increase in the number of employees.
     Provision for Credit Losses

	Six Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Provision for credit losses	$10,446	62.8%	$6,417
As a percent of revenue	47.5%		34.0%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $4.0 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, while net charge-offs increased by 227.9% to $8.7 million. The provision is based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The increase in the allowance reflects the growth in lease receivables associated with new lease originations, increased delinquency and charge off levels, and the current economic conditions.
     Depreciation and Amortization

	Six Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Depreciation – fixed assets	$210	14.1%	$184
Depreciation – rental equipment	483	198.1	162
Amortization – service contracts	25	(78.1)	114

Total depreciation and amortization	$718	56.1%	$460

As a percent of revenue	3.3%		2.4%
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
     Depreciation expense on rental contracts increased by $321,000 and amortization of service contracts decreased by $89,000 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The increase in depreciation is due to the increase in the overall size of our portfolio of rental equipment. Depreciation and amortization of property and equipment increased by $26,000 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.
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

     Interest Expense

	Six Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Interest	$1,177	204.9%	$386
As a percent of revenue	5.4%		2.0%
     We pay interest on borrowings under our revolving line of credit. Interest expense increased by $791,000 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. This increase resulted primarily from our increased level of borrowings and debt closing costs on our line of credit. At June 30, 2009, we had notes payable under our line of credit of $41.0 million compared to notes payable of $21.4 million at June 30, 2008.
     Provision for Income Taxes

	Six Months Ended June 30,
	2009	Change	2008
	(Dollars in thousands)
Provision for income taxes	$994	(43.7)%	$1,765
As a percent of revenue	4.5%		9.3%
As a percent of income before taxes	38.5%		34.0%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes decreased by $771,000 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. This increase resulted primarily from the $2.6 million decrease in pre-tax income partially offset by an increase in the effective tax rate from 34.0% for the six months ended June 30, 2008 to 38.5% for the six months ended June 30, 2009. The 2008 effective tax rate was lower primarily due to the release of certain state reserves related to the expiration of statutes of limitation in the first and second quarters of 2008.
     As of December 31, 2008, we had a liability of $293,000 for unrecognized tax benefits and a liability of $152,000 for accrued interest and penalties related to various state income tax matters. As of June 30, 2009 we had a liability of $293,000 for unrecognized tax benefits and a liability of $170,000 for accrued interest and penalties. Of these amounts, approximately $300,000 would impact our effective tax rate after a $161,000 federal tax benefit for state income taxes. The increase in the unrecognized tax benefits relates to $18,000 in additional accrued interest expense. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2004 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2002.
     Other Operating Data
     Dealer funding was $36.7 million for the six months ended June 30, 2009, an increase of $1.4 million or 3.8%, compared to the six months ended June 30, 2008. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $162.1 million at December 31, 2008 to $180.6 million at June 30, 2009. Net cash provided by operating activities increased by $6.9 million, or 34.3%, to $27.1 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

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

(dollars in thousands)	June 30, 2009		December 31, 2008
Current	$126,138	79.0%	$110,423	77.3%
31-60 days past due	5,232	3.3	6,941	4.8
61-90 days past due	4,550	2.8	5,079	3.6
Over 90 days past due	23,820	14.9	20,438	14.3

Gross receivables due in installments	$159,740	100.0%	$142,881	100.0%

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
     For the six months ended June 30, 2009 and throughout 2008, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $27.1 million for the six months ended June 30, 2009 compared to $20.2 million for the six months ended June 30, 2008. At June 30, 2009, we had approximately $41.0 million outstanding under our revolving line of credit facility and had available borrowing capacity of approximately $44.0 million as described below.
     We used net cash in investing activities of $37.1 million during the six months ended June 30, 2009 and $35.5 million for the six months ended June 30, 2008. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.
     Net cash provided by financing activities was $6.0 million for the six months ended June 30, 2009 and $13.6 million for the six months ended June 30, 2008. Financing activities primarily consist of the borrowings and repayments under our revolving line of credit facility and dividend payments.
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
     Borrowings
     We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	June 30, 2009				December 31, 2008
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving line of credit facility (1)	$40,956	5.0%	$44,044	$85,000	$33,325	3.25%	$26,675	$60,000

(1)	The unused capacity is subject to the borrowing base formula.
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
     On February 10, 2009 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. All other terms of the facility remained the same. As of June 30, 2009 and 2008, all of our loans were Prime Rate Loans.
Dividends
     On July 14, 2009 we declared a dividend of $0.05 payable on August 14, 2009 to the shareholders of record on July 30, 2009. On April 16, 2009 we declared a dividend of $0.05 payable on May 8, 2009 to shareholders of record on April 30, 2009. During the three months ended December 31, 2008, we declared a dividend of $0.05 payable on January 19, 2009 to shareholders of record as of January 5, 2009.
     On July 25, 2008 we declared a dividend of $0.05 payable on August 15, 2008 to the shareholders of record on August 5, 2008. On April 25, 2008 we declared a dividend of $0.05 payable on May 15, 2008 to shareholders of record on May 5, 2008. During the three months ended March 31, 2008 we did not declare a dividend.
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
Contractual Obligations and Lease Commitments
Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements, that require future payments. For the six months ended June 30, 2009 we had borrowed $41.4 million against our revolving line of credit and had repaid $33.8 million. The $41.0 million of outstanding borrowings as of June 30, 2009 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $237,000 annually for the years 2009 through 2010.
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of June 30, 2009, we have repaid all of our fixed-rate debt and have $41.0 million of outstanding variable interest rate obligations under our revolving line of credit.
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
     Internal controls over financial reporting: During the fiscal quarter ended June 30, 2009, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

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

ITEM 4.	Submission of Matters to a Vote of Security Holders
The following matters were approved at our annual meeting of stockholders, which was held on May 14, 2009.
     A. For the election of nominees for the Board of Directors:

Name of Director	For	Authority Withheld
Brian E. Boyle	9,221,078	2,607,559
Alan J. Zakon	10,668,098	1,160,539
     B. For the proposal to ratify the appointment of Caturano and Company, formerly known as Vitale, Caturano & Co., as our independent registered public accounting firm for the year ending December 31, 2009:

For	Against	Abstain
11,795,564	33,073	0

ITEM 5.	Other Information
     On May 28, 2009, Mr. Thomas Herlihy, a named executive officer of the Company, entered into a Separation Agreement and General Release (Separation Agreement) with our operating subsidiary, TimePayment Corp. in connection with his last day of employment of May 18, 2009. Pursuant to the Separation Agreement, Mr. Herlihy has agreed to a general release in favor of the Company, and in consideration, the Company has agreed to pay to Mr. Herlihy four months of separation pay in the form of a bi-weekly payment. A copy of the Separation Agreement and General Release is being filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.	Exhibits
(a) Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

10.1*	Separation Agreement and General Release dated May 28, 2009 between Mr. Thomas Herlihy and TimePayment Corp., a wholly owned subsidiary of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated
	By:	/s/ Richard F. Latour
President and Chief Executive Officer

	By:	/s/ James R. Jackson Jr.
Vice President and Chief Financial Officer
Date: August 14, 2009