Form 10-Q
period 2009-09-30
MICROFINANCIAL INC
filed 2009-11-16
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     As of October 31, 2009, 14,174,326 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$540	$5,047
Restricted cash	722	528
Net investment in leases:
Receivables due in installments	169,934	142,881
Estimated residual value	18,216	15,257
Initial direct costs	1,472	1,211
Less:
Advance lease payments and deposits	(2,028)	(982)
Unearned income	(55,071)	(49,384)
Allowance for credit losses	(13,876)	(11,722)

Net investment in leases	118,647	97,261

Investment in service contracts, net	—	32
Investment in rental contracts, net	448	240
Property and equipment, net	695	759
Other assets	1,009	983

Total assets	$122,061	$104,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$47,207	$33,325
Accounts payable	2,067	1,648
Capital lease obligation	109	125
Dividends payable	—	702
Other liabilities	1,797	1,308
Income taxes payable	753	8
Deferred income taxes	3,995	3,396

Total liabilities	55,928	40,512

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2009 and December 31, 2008	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,173,076 and 14,038,257 shares issued at September 30, 2009 and December 31, 2008, respectively	142	140
Additional paid-in capital	46,170	45,774
Retained earnings	19,821	18,424

Total stockholders’ equity	66,133	64,338

Total liabilities and stockholders’ equity	$122,061	$104,850

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Income on financing leases	$7,635	$6,030	$21,522	$16,566
Rental income	2,124	2,330	6,471	7,566
Income on service contracts	162	221	526	720
Loss and damage waiver fees	1,048	849	3,052	2,305
Service fees and other	1,001	632	2,371	1,712
Interest income	—	23	14	110

Total revenues	11,970	10,085	33,956	28,979

Expenses:
Selling, general and administrative	3,349	3,260	10,413	9,697
Provision for credit losses	5,437	3,782	15,883	10,199
Depreciation and amortization	440	245	1,158	705
Interest	751	310	1,928	696

Total expenses	9,977	7,597	29,382	21,297

Income before provision for income taxes	1,993	2,488	4,574	7,682
Provision for income taxes	767	905	1,761	2,670

Net income	$1,226	$1,583	$2,813	$5,012

Net income per common share — basic	$0.09	$0.11	$0.20	$0.36

Net income per common share — diluted	$0.09	$0.11	$0.20	$0.35

Weighted-average shares:
Basic	14,170,079	14,016,167	14,138,374	13,992,951

Diluted	14,328,613	14,179,080	14,242,420	14,174,576

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2007	13,960,778	$140	$45,412	$15,276	$60,828

Stock options exercises	17,500	—	28	—	28
Stock issued for deferred compensation	53,729	—	241	—	241
Stock-based compensation	—	—	74	—	74
Amortization of unearned compensation	6,250	—	19	—	19
Common stock dividends ($0.20 per share)	—	—	—	(2,802)	(2,802)
Net income	—	—	—	5,950	5,950

Balance at December 31, 2008	14,038,257	$140	$45,774	$18,424	$64,338

Stock issued for deferred compensation	131,069	2	336	—	338
Stock-based compensation	—	—	49	—	49
Amortization of unearned compensation	3,750	—	11	—	11
Common stock dividends ($0.10 per share)	—	—	—	(1,416)	(1,416)
Net income	—	—	—	2,813	2,813

Balance at September 30, 2009	14,173,076	$142	$46,170	$19,821	$66,133

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Cash received from customers	$55,433	$43,185
Cash paid to suppliers and employees	(11,530)	(10,928)
Income taxes paid	(416)	(249)
Interest paid	(1,577)	(696)
Interest received	14	110

Net cash provided by operating activities	41,924	31,422

Cash flows from investing activities:
Investment in lease and rental contracts	(56,749)	(50,569)
Investment in direct costs	(980)	(836)
Investment in property and equipment	(256)	(318)

Net cash used in investing activities	(57,985)	(51,723)

Cash flows from financing activities:
Proceeds from secured debt	66,487	71,176
Repayment of secured debt	(52,605)	(36,642)
(Increase) decrease in restricted cash	(194)	339
Proceeds from capital lease obligation	31	163
Repayment of capital lease obligations	(47)	(26)
Payment of dividends	(2,118)	(2,098)

Net cash provided by financing activities	11,554	32,912

Net change in cash and cash equivalents	(4,507)	12,611
Cash and cash equivalents, beginning of period	5,047	7,080

Cash and cash equivalents, end of period	$540	$19,691

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,813	$5,012
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(21,522)	(16,566)
Depreciation and amortization	1,158	705
Provision for credit losses	15,883	10,199
Recovery of equipment cost and residual value	40,968	29,297
Stock-based compensation expense	60	70
Changes in assets and liabilities:
Current taxes payable	745	(39)
Deferred income taxes	599	2,461
Other assets	(26)	(430)
Accounts payable	757	173
Other liabilities	489	540

Net cash provided by operating activities	$41,924	$31,422

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$338	$241
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
A. Nature of Business
     MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment through 2008 and year to date 2009 was approximately $5,500 while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations, brokers and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.
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
     A summary of the activity in our allowance for credit losses is as follows:

	Nine Months Ended
	September 30,
	2009	2008
Allowance for credit losses, beginning	$11,722	$5,722
Provision for credit losses	15,883	10,199
Charge-offs	(16,871)	(8,869)
Recoveries	3,142	3,350

Allowance for credit losses, ending	$13,876	$10,402

Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. For the three months ended September 30, 2009, 849,305 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the nine months ended September 30, 2009, 1,108,028 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the three and nine months ended September 30, 2008, 1,292,067 options were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$1,226	$1,583	$2,813	$5,012

Weighted average common shares outstanding	14,170,079	14,016,167	14,138,374	13,992,951
Dilutive effect of common stock options, warrants and restricted stock	158,534	162,913	104,046	181,625

Shares used in computation of net income per common share — diluted	14,328,613	14,179,080	14,242,420	14,174,576

Net income per common share — basic	$0.09	$0.11	$0.20	$0.36

Net income per common share — diluted	$0.09	$0.11	$0.20	$0.35

Stock-Based Employee Compensation
     Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance. In February 2009, under that plan, we granted 10 year options to our executive officers to purchase 321,058 shares of common stock at an exercise price of $2.30 per share. The fair value of these awards was $0.55 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.50, annualized

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
volatility of 55.54%, expected dividend yield of 8.70%, and a risk—free interest rate of 2.28%. The options vest over five years beginning on the second anniversary of the grant date. In February 2008, under our 1998 Equity Incentive Plan, we granted 10 year options to our executive officers to purchase 176,879 shares of common stock at an exercise price of $5.85 per share. The fair value of these awards was $1.78 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.25, annualized volatility of 41.30%, expected dividend yield of 3.70%, and a risk—free interest rate of 2.66%. The options vest over five years beginning on the second anniversary of the grant date. During the nine months ended September 30, 2009, 400,000 options originally granted to members of the Board of Directors in February 1999 expired. In addition, 105,097 options granted to the former VP of Sales were forfeited upon his last date of employment in May 2009.
     Directors Fritz von Mering and John Everets were appointed to the Board as non employee directors on February 4, 2004, and August 15, 2006, respectively. In connection with their appointments, each director was granted 25,000 shares of restricted stock which vested 20% upon grant and 5% on the first day of each quarter subsequent to the grant date. The restricted share fair values were $3.17 per share for Mr. von Mering and $3.35 per share for Mr. Everets. The compensation expense associated with the grants is recognized as vesting occurs. As of September 30, 2009, 5,000 restricted shares remain unvested under Mr. Everets’ grant.
     Information relating to our outstanding stock options at September 30, 2009 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
Exercise		Average	Intrinsic	Average		Intrinsic
Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$9.78	350,000	0.40	—	$9.78	350,000	—
13.10	90,000	1.39	—	13.10	90,000	—
6.70	235,000	2.41	—	6.70	235,000	—
1.59	150,000	3.16	282,000	1.59	150,000	282,000
5.77	31,923	7.42	—	5.77	—	—
5.85	142,382	8.33	—	5.85	—	—
2.30	258,723	9.42	303,000	2.30	—	—

	1,258,028	4.11	$585,000	7.78	825,000	$282,000

     During the three months ended September 30, 2009 and 2008, the total share based employee compensation cost recognized was $27,000 and $24,000, respectively. During the nine months ended September 30, 2009 and 2008, the total share based employee compensation cost recognized was $60,000 and $70,000, respectively.
Fair Value of Financial Instruments
     For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of our revolving line of credit at September 30, 2009 approximates its carrying value.
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
C. Revolving line of credit
     On August 2, 2007, we entered into a three-year $30 million revolving line of credit with Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. On July 9, 2008, we entered into an amended agreement to increase our revolving line of credit with Sovereign to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets and, until February 2009, bore interest at Prime or at a London Interbank Offered Rate (“LIBOR”) plus 2.75%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. On February 10, 2009, we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. All other terms of the facility remained the same. At September 30, 2009 and 2008 all of our loans were Prime Rate Loans. The interest rate on our revolving line of credit was 5.00% at September 30, 2009. The amount available on our revolving line of credit at September 30, 2009 was $37.8 million. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of September 30, 2009, we were in compliance with all covenants under the revolving line of credit.
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
Dividends
     On October 19, 2009 we declared a dividend of $.05 payable on November 13, 2009 to the shareholders of record on October 30, 2009.
E. Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) 03-6-1,“Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, effective for fiscal years beginning after December 15, 2008. This standard was subsequently codified into Accounting Standards Codification Topic (ASC 260-10-45). ASC 260-10-45 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in computation of EPS pursuant to the two class method. The adoption

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
of ASC 260-10-45 (EITF 03-6-1) did not have a material effect on our consolidated financial position or results of operations.
     In June 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which was codified into ASC Topic 815-40-15 effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This topic addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under the relative paragraphs of Statement 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The guidance in this topic shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year, presented separately. However, in circumstances in which a previously bifurcated embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in Statement 133 at initial application of this topic, the carrying amount of the liability for the conversion option (that is, its fair value on the date of adoption) shall be reclassified to shareholders’ equity. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The adoption of ASC 815-40-15 did not have a material effect on our consolidated financial position or results of operations.
     Effective January 1, 2009, we have early adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments — an amendment to FASB Statement No. 107 (FAS 107) and APB Opinion No. 28 (APB 28) which were codified into ASC Topics 825-10-50 and 270-10-05. The FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of ASC 825-10-50 and ASC 270-10-05 has been included in the disclosures in this Form 10-Q.
     In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides further clarification for guidance provided regarding measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly. This was codified into ASC Topic ACS 820-10-65-4. The adoption of this ASC did not have a material effect on our consolidated financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 , “Recognition and Presentation of Other-than-Temporary Impairments” which was codified into ASC 320-10-65. This topic amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than- temporary impairments of equity securities. The adoption of this ASC did not have a material effect on our consolidated financial position or results of operations.
     In August 2009, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique. A valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. Another valuation technique that is consistent with the principles of Topic 820. The guidance provided in this update is effective for the first reporting period beginning after issuance. Management is currently evaluating ASC 820-10 to determine if it will have a material impact on the Company’s future financial statements.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”) Subsequent Events. which was codified into ASC 855-10-5. This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement is effective for interim and annual fiscal periods ending after June 15, 2009. The Company has evaluated the effect of the adoption of this standard and has concluded it has no material effect on our financial position or results of operations. Management has reviewed events occurring through November 16, 2009, the date the financial statements were issued, and the Company has determined that no subsequent events occurred requiring accrual or additional disclosure other than events that have been disclosed elsewhere in this Form 10-Q.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles” which was codified into ASC 105-10-65. This topic established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Following this statement, the Board will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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
Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. We caution that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such statements contain a number of risks and uncertainties, including but not limited to: our need for financing in order to originate leases and contracts; our dependence on point-of-sale authorization systems and expansion into new markets; our significant capital requirements; risks associated with economic downturns including the higher delinquency rates associated with such downturns; higher interest rates; intense competition; changes in our regulatory environment; the availability of qualified personnel, and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. We cannot assure that we will be able to anticipate or respond timely to changes which could adversely affect our operating results. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock. Statements relating to past dividend payments or our current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in our business, see the risk factors included in our most recent Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission.
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment through 2008 and year to date 2009 was approximately $5,500 while Leasecomm historically financed contracts of approximately $1,900. Our existing portfolio consists of business equipment leased or rented primarily to small commercial enterprises.
     We finance the funding of our leases and contracts primarily through cash on hand and our revolving line of credit. On August 2, 2007, we entered into a new three-year $30 million revolving line of credit with Sovereign Bank based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase this revolving line of credit with Sovereign to $60 million. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets and, until February 2009, bore interest at Prime Rate or at LIBOR plus 2.75%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan.
     On February 10, 2009 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. The facility matures on August 2, 2010.
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
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the nine months ended September 30, 2009.
Results of Operations — Three months ended September 30, 2009 compared to the three months ended September 30, 2008
     Revenue

	Three Months Ended
	September 30,
	2009	Change	2008
	(Dollars in thousands)
Income on financing leases	$7,635	26.6%	$6,030
Rental income	2,124	(8.8)	2,330
Income on service contracts	162	(26.7)	221
Loss and damage waiver fees	1,048	23.4	849
Service fees and other income	1,001	58.4	632
Interest income	—	(100.0)	23

Total revenues	$11,970	18.7%	$10,085

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
     Total revenues for the three months ended September 30, 2009 were $12.0 million, an increase of $1.9 million, or 18.7%, from the three months ended September 30, 2008. The overall increase was due to an increase of $1.6 million in income on financing leases, an increase of $0.6 million in fees and other income, partially offset by a decrease of $0.2 million in rental income, a decrease of $0.1 million in income on service contracts, and a decrease of $23,000 in interest income. The increase in income on financing leases is a result of the continued growth in new lease originations. The decline in rental income is the result of the attrition of Leasecomm rental contracts which is partially offset by TimePayment lease contracts coming to term and converting to rentals. Service contract revenue continues to decline since we have not funded any new service contracts since 2004.
     Selling, General and Administrative

	Three Months Ended
	September 30,
	2009	Change	2008
	(Dollars in thousands)
Selling, general and administrative	$3,349	2.7%	$3,260
As a percent of revenue	28.0%		32.3%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $89,000 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The increase was primarily driven by increases in employee related expenses associated with increased headcount. Headcount as of September 30, 2009 was 106 as compared to 94 at the same period in 2008.
     Provision for Credit Losses

	Three Months Ended
	September 30,
	2009	Change	2008
	(Dollars in thousands)
Provision for credit losses	$5,437	43.8%	$3,782
As a percent of revenue	45.4%		37.5%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $1.7 million, or 43.8%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, while net charge-offs increased by 76.2% to $5.1 million. The 90-day delinquent lease payments receivable on an exposure basis increased by 36.5% to $24.5 million at September 30, 2009 compared to $17.9 million at September 30, 2008. The increase in the allowance for credit losses reflects both the increased size of our lease portfolio and increased delinquency levels.
     Depreciation and Amortization

	Three Months Ended
	September 30,
	2009	Change	2008
	(Dollars in thousands)
Depreciation — fixed assets	$110	10.0%	$100
Depreciation — rental equipment	327	205.6	107
Amortization — service contracts	3	(92.1)	38

Total depreciation and amortization	$440	79.6%	$245

As a percent of revenue	3.7%		2.4%

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
     Depreciation expense on lease contracts that have converted to rental contracts increased by $220,000 and amortization of service contracts decreased by $35,000 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The increase in depreciation is due to TimePayment lease contracts coming to term and converting to rentals. The decreases in amortization are due to the decrease in the overall size of our portfolio of service contracts as well as the fact that a greater percentage of the service contracts are fully amortized. Depreciation and amortization of property and equipment increased by $10,000 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.
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
      Interest Expense

	Three Months Ended
	September 30,
	2009	Change	2008
	(Dollars in thousands)
Interest	$751	142.3%	$310
As a percent of revenue	6.3%		3.1%
     We pay interest on borrowings under our revolving line of credit. Interest expense increased by $441,000 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. This increase resulted primarily from our increased level of borrowings and debt closing costs on our revolving line of credit. At September 30, 2009, the outstanding balance under our revolving line of credit was $47.2 million compared to a balance of $41.1million at September 30, 2008.
      Provision for Income Taxes

	Three Months Ended
	September 30,
	2009	Change	2008
	(Dollars in thousands)
Provision for income taxes	$767	(15.2)%	$905
As a percent of revenue	6.4%		9.0%
As a percent of income before taxes	38.5%		36.4%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes decreased by $138,000 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. This decrease resulted primarily from the $495,000 decrease in pre-tax income and was partially offset by an increase in the effective tax rate from 36.4% for the three months ended September 30, 2008 to 38.5% for the three months ended September 30, 2009.
     As of June 30, 2009, we had a liability of $293,000 for unrecognized tax benefits and a liability of $170,000 for accrued interest and penalties related to various state income tax matters. As of September 30, 2009 we had a liability of $286,000 for unrecognized tax benefits and a liability of $156,000 for accrued interest and penalties. Of these amounts, approximately $288,000 would impact our effective tax rate after a $155,000 federal tax benefit for state income taxes. The decrease in the unrecognized tax benefits and interest is due to the release of certain state reserves related to the expiration of various state statutes of limitations on exposure items. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next twelve months; however, at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2005 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2003.
     Other Operating Data
     Dealer funding was $20.7 million for the three months ended September 30, 2009, an increase of $4.7 million or 29.0%, compared to the three months ended September 30, 2008. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $180.6 million at June 30, 2009 to $191.7 million at September 30, 2009. Net cash provided by operating activities increased by $3.6 million, or 31.8%, to $14.8 million during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
Results of Operations — Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
     Revenue

	Nine Months Ended
	September 30,
	2009	Change	2008
	(Dollars in thousands)
Income on financing leases	$21,522	29.9%	$16,566
Rental income	6,471	(14.5)	7,566
Income on service contracts	526	(26.9)	720
Loss and damage waiver fees	3,052	32.4	2,305
Service fees and other income	2,371	38.5	1,712
Interest income	14	(87.3)	110

Total revenues	$33,956	17.2%	$28,979

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
     Total revenues for the nine months ended September 30, 2009 were $34.0 million, an increase of $5.0 million, or 17.2%, from the nine months ended September 30, 2008. The overall increase was due to an increase of $5.0 million in income on financing leases, and a $1.4 million increase in fees and other income partially offset by a decrease of $1.1 million in rental income, a decrease of $0.2 million in income on service contracts and a decrease of $0.1 million in interest income. The increase in income on financing leases is a result of the continued growth in new lease originations. The decline in rental income is the result of attrition of Leasecomm rental contracts which is partially offset by TimePayment lease contracts coming to term and converting to rentals. Service contract revenue continues to decline since we have not been actively funding new service contracts.

     Selling, General and Administrative

	Nine Months Ended
	September 30,
	2009	Change	2008
	(Dollars in thousands)
Selling, general and administrative	$10,413	7.4%	$9,697
As a percent of revenue	30.7%		33.5%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $716,000 for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The increase was primarily driven by increases in employee related expenses associated with increased headcount.
     Provision for Credit Losses

	Nine Months Ended
	September 30,
	2009	Change	2008
	(Dollars in thousands)
Provision for credit losses	$15,883	55.7%	$10,199
As a percent of revenue	46.8%		35.2%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $5.7 million, or 55.7%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, while net charge-offs increased by 148.8% to $13.7 million. The 90-day delinquent lease payments receivable on an exposure basis increased by 36.5% to $24.5 million at September 30, 2009 compared to $17.9 million at September 30, 2008. The increase in the allowance for credit losses reflects both the increased size of our lease portfolio and increased delinquency levels.
      Depreciation and Amortization

	Nine Months Ended
		September 30,
	2009	Change	2008
	(Dollars in thousands)
Depreciation — fixed assets	$319	12.3%	$284
Depreciation — rental equipment	810	200.0	270
Amortization — service contracts	29	(80.8)	151

Total depreciation and amortization	$1,158	64.3%	$705

As a percent of revenue	3.4%		2.4%
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
     Depreciation expense on rental contracts increased by $540,000 and amortization of service contracts decreased by $122,000 for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The increase in depreciation is due primarily to the increase in the number of TimePayment lease contracts coming to term and converting to rentals. Depreciation and amortization of property and equipment increased by $35,000 for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.

     Service contracts are recorded at cost and amortized over their estimated life of 84 months. In a typical service contract acquisition, a homeowner will purchase a home security system and simultaneously sign a contract with the security dealer for monthly monitoring of the system. The security dealer will then sell the rights to that monthly payment to us. We perform all of the processing, billing, collection and administrative work on the service contract. The estimated life is based upon the expected life of such contracts in the security monitoring industry and our historical experience. In the event the contract terminates prior to the end of the 84 month term, the remaining net book value is expensed. We have not funded any new service contracts since 2004.
      Interest Expense

	Nine Months Ended
	September 30,
	2009	Change	2008
	(Dollars in thousands)
Interest	$1,928	177.0%	$696
As a percent of revenue	5.7%		2.4%
     We pay interest on borrowings under our revolving line of credit. Interest expense increased by $1.2 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. This increase resulted primarily from our increased level of borrowings and debt closing costs on our revolving line of credit. At September 30, 2009, the outstanding balance under our revolving line of credit was $47.2 million compared to $41.1 million, at September 30, 2008.
      Provision for Income Taxes

	Nine Months Ended
	September 30,
	2009	Change	2008
	(Dollars in thousands)
Provision for income taxes	$1,761	(34.0)%	$2,670
As a percent of revenue	5.2%		9.2%
As a percent of income before taxes	38.5%		34.8%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes decreased by $909,000 for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. This decrease resulted primarily from the $3.1 million decrease in pre-tax income partially offset by an increase in the effective tax rate from 34.8% for the nine months ended September 30, 2008 to 38.5% for the nine months ended September 30, 2009.
     As of December 31, 2008, we had a liability of $293,000 for unrecognized tax benefits and a liability of $152,000 for accrued interest and penalties related to various state income tax matters. As of September 30, 2009 we had a liability of $286,000 for unrecognized tax benefits and a liability of $156,000 for accrued interest and penalties. Of these amounts, approximately $288,000 would impact our effective tax rate after a $155,000 federal tax benefit for state income taxes. The decrease in the unrecognized tax benefits and interest is due to the release of certain state reserves related to the expiration of various state statutes of limitations on exposure items. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2005 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2003.

     Other Operating Data
     Dealer funding was $57.4 million for the nine months ended September 30, 2009, an increase of $6.0 million or 11.7%, compared to the nine months ended September 30, 2008. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investments in service contracts and investment in rental contracts increased from $162.1 million at December 31, 2008 to $191.7 million at September 30, 2009. Net cash provided by operating activities increased by $10.5 million, or 33.4%, to $41.9 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
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

(dollars in thousands)	September 30, 2009		December 31, 2008
Current	$134,469	79.1%	$110,423	77.3%
31-60 days past due	5,815	3.4	6,941	4.8
61-90 days past due	5,194	3.1	5,079	3.6
Over 90 days past due	24,456	14.4	20,438	14.3

Gross receivables due in installments	$169,934	100.0%	$142,881	100.0%

Liquidity and Capital Resources
     General
     Our lease and finance business is capital-intensive and requires access to substantial credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand and our revolving line of credit which matures in August 2010. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes and capital expenditures.
     For the nine months ended September 30, 2009 and 2008, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $41.9 million for the nine months ended September 30, 2009 compared to $31.4 million for the nine months ended September 30, 2008. At September 30, 2009, we had approximately $47.2 million outstanding under our revolving credit facility and had available borrowing capacity of approximately $37.8 million as described below. During the quarter ended September 30, 2008, we drew down additional cash against our revolving line of credit as a precautionary measure. Cash on hand was $1.3 million at September 30, 2009 compared to a cash balance of $20.0 million at September 30, 2008.
     We used net cash in investing activities of $58.0 million during the nine months ended September 30, 2009 and $51.7 million for the nine months ended September 30, 2008. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.

     Net cash provided by financing activities was $11.6 million for the nine months ended September 30, 2009 and net cash provided by financing activities was $32.9 million for the nine months ended September 30, 2008. Financing activities primarily consist of the borrowings and repayments under our revolving line of credit and dividend payments.
     We believe that cash flows from our existing portfolio, cash on hand, and available borrowings under our amended credit facility will be sufficient to support our operations and lease origination activity in the near term. Given the tight credit conditions in the current marketplace, it may be difficult for us to obtain additional low cost capital. An inability to renew or replace our existing credit facility would significantly impact our ability to grow the business. Our existing credit facility is scheduled to mature in August 2010.
Borrowings
     We utilize our credit facilities to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	September 30, 2009				December 31, 2008
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$47,207	5.0%	$37,793	$85,000	$33,325	3.25%	$26,675	$60,000

(1)	The unused capacity is subject to the borrowing base formula.
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
     On February 10, 2009 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. All other terms of the facility remained the same. As of September 30, 2009 and 2008, all of our loans were Prime Rate Loans.
Dividends
     On October 19, 2009 we declared a dividend of $0.05 payable on November 13, 2009 to shareholders of record on October 30, 2009. On July 14, 2009 we declared a dividend of $0.05 payable on August 14, 2009 to shareholders of record on July 30, 2009. On April 16, 2009 we declared a dividend of $0.05 payable on May 8, 2009 to shareholders of record on April 30, 2009. During the three months ended December 31, 2008, we declared a dividend of $0.05 payable on January 19, 2009 to shareholders of record as of January 5, 2009.
     On October 24, 2008 we declared a dividend of $0.05 payable on November 14, 2008 to the shareholders of record on November 5, 2008. On July 25, 2008 we declared a dividend of $0.05 payable on August 15, 2008 to the shareholders of record on August 5, 2008. On April 25, 2008 we declared a dividend of $0.05 payable on May 15, 2008 to shareholders of record on May 5, 2008. During the three months ended March 31, 2008 we did not declare a dividend.
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

Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements, that require future payments. At December 31, 2008, the outstanding balance under our revolving line of credit was $33.3 million. During the nine months ended September 30, 2009 we borrowed $66.5 million against our revolving line of credit and repaid $52.6 million. The $47.2 million of outstanding borrowings as of September 30, 2009 will be repaid by the application of TimePayment receipts and other payments to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $237,000 annually for the years December 2009 and 2010.
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of September 30, 2009, we had repaid all of our fixed-rate debt and had $47.2 million of outstanding variable interest rate obligations under our revolving line of credit.
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
     Internal controls over financial reporting: During the fiscal quarter ended September 30, 2009, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 16, 2009