Form 10-K
period 2009-12-31
MICROFINANCIAL INC
filed 2010-03-31
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 the last day of the registrant’s most recently completed second fiscal quarter, was approximately $32,182,225 computed by reference to the closing price of such stock as of such date.

As of March 16, 2010, 14,229,420 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2009, are incorporated by reference in Part III hereof.

PART I

Item 1.	Business

General

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) was formed as a Massachusetts corporation on January 27, 1987. We operate primarily through our wholly-owned subsidiaries, TimePayment Corp. (“TimePayment”) and Leasecomm Corporation (“Leasecomm”). TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. Leasecomm started originating leases in January 1986 and in October 2002 suspended virtually all originations due to an interruption in financing. TimePayment commenced originating leases in July 2004. The average amount financed by TimePayment in 2009 was approximately $5,500 while Leasecomm historically financed contracts averaging approximately $1,900. We have used proprietary software in developing a sophisticated, risk-adjusted pricing model and in automating our credit approval and collection systems, including a fully-automated Internet-based application, credit scoring and approval process.

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

TimePayment finances a wide variety of products with no single product representing more than 20% of the amount financed in its portfolio as of December 31, 2009.

We depend heavily on external financing to fund new leases and contracts. On August 2, 2007, we entered into a three-year $30 million revolving line of credit with a bank syndicate led by Sovereign Bank (’Sovereign”) based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $60 million. On February 10, 2009, we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Until the February 2009 amendment, borrowings bore interest at the prime rate (“Prime”) or at the 90-day London Interbank Offered Rate (“LIBOR”) plus 2.75%. Following the amendment, outstanding borrowings bear interest at either Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically coverts to a Prime Rate Loan.

The maturity date of the amended agreement is August 2, 2010, at which time the outstanding loan balance plus interest becomes due and payable. It is our intention to renew the current credit facility or replace it with a new facility from another financing source under similar terms and conditions prior to the scheduled maturity date. A failure to renew or replace the revolving credit facility under similar terms and conditions would significantly impact our ability to originate new lease transactions and manage our operations. We can provide no assurance in our ability to renew or to replace this line under similar terms and conditions, if at all.

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

Leasing, Servicing and Financing Programs

We originate leases for products that typically have limited distribution channels and high selling costs. We facilitate sales of such products by allowing dealers to make them available to their customers for a small monthly lease payment rather than a higher initial purchase price. We primarily lease and rent low-priced commercial equipment to small merchants. We currently lease a wide variety of equipment including advertising and display equipment, security equipment, paging systems, water coolers, restaurant equipment and card-based payment authorization systems. In addition, in the past we have acquired service contracts and contracts in certain other financing markets, and continue to look for opportunities to invest in these types of assets. Our current portfolio also includes consumer financings which consist of service contracts from dealers that primarily provide residential security monitoring services, as well as consumer leases for a wide range of consumer products.

Since resuming originations in June 2004 we have originated and continue to service contracts in all 50 states and the District of Columbia. The concentration of leases in certain states as of the end of each of the past three years, as a percentage of our total portfolio, is reflected below. No other state accounted for more than five percent of such total.

Year Ended
December 31,	California	Florida	New York	Texas

2007	13%	13%	7%	8%
2008	12%	13%	7%	8%
2009	12%	13%	7%	8%

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

During the term of a typical lease, we receive payments sufficient, in the aggregate, to cover our borrowing cost and the cost of the underlying equipment, and to provide us with an appropriate profit. Throughout the term of the lease, we charge late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases we funded in 2009 generally range from 12 to 60 months, with an average initial term of 44 months.

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

Dealers

We provide financing to obligors under microticket leases and contracts through a nationwide network of equipment vendors, independent sales organizations and brokers. We do not sign exclusive agreements with our dealers. Dealers interact directly with potential lessees and typically market not only their products and services, but also the financing arrangements offered through us. During the year ended 2009 we had over 1,000 different dealers originating leases and contracts.

During the year ended December 31, 2007 our top two dealers accounted for 10.0% and 8.4% of the leases originated. No other dealer accounted for more than 5% of leases originated in 2007. During the year ended December 31, 2008 our top dealer accounted for 4.5% of the leases originated. During the year ended December 31, 2009 our top dealer accounted for 3.6% of the leases originated.

Use of Technology

Our business is operationally intensive, due in part to the small average amount financed. Accordingly, technology and automated processes are critical in keeping servicing costs to a minimum while providing quality customer service.

We have developed TimePaymentDirect, an Internet-based application processing, credit approval and dealer information tool. Using TimePaymentDirect, a dealer can input an application and obtain an almost instantaneous credit decision automatically over the Internet, all without any contact with our employees. We also offer Instalease®, a program that allows a dealer to submit applications to us by telephone, telecopy or e-mail, receive approval, and complete a sale from a lessee’s location. By assisting the dealers in providing timely, convenient and competitive financing for their equipment contracts and offering dealers a variety of value-added services, we simultaneously promote equipment contract sales and the utilization of TimePayment as the preferred finance provider, thus differentiating us from our competitors.

We have used our proprietary software to develop a multidimensional credit-scoring model which generates pricing of our leases and contracts commensurate with the risk assumed. This software does not produce a binary “yes or no” decision, but rather, for a “yes” decision, determines the price at which the lease or contract might be profitably underwritten. We use this credit scoring model in most, but not all, of our credit decisions.

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

The second aspect of the credit decision involves an assessment of the originating dealer. Dealers undergo both an initial screening process and ongoing evaluation, including an examination of dealer portfolio credit quality and performance, lessee complaints, cases of fraud or misrepresentation, aging studies, application activity and conversion rates for applications. This ongoing assessment enables us to manage our dealer relationships, and in some instances, may result in ending relationships with poorly performing dealers.

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

Service Contracts

In the past we have also from time to time acquired service contracts, under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we would purchase the right to the payment stream under the monitoring contract from the dealer at a negotiated multiple of the monthly payments. We have not purchased any new security service contracts since 2004, although we do originate security equipment leases that include monitoring provided by a third party. Our service contract portfolio represents a less significant portion of our revenue stream over time.

Bulk and Portfolio Acquisitions

In addition to originating leases through our dealer relationships, from time to time we have also purchased lease portfolios from dealers or other sources. While certain of these leases may not have met our underwriting standards at inception, we will purchase the leases once the lessee demonstrates a satisfactory payment history. We prefer to acquire these smaller lease portfolios in situations where the seller will continue to act as a dealer following the acquisition. We did not purchase any material portfolios in 2009, 2008 or 2007.

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

Competition

The microticket leasing and financing industry is highly competitive. We compete for customers with a number of national, regional and local banks and finance companies. Our competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, we could also be faced with competition from small or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. Our competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than us, including a lower cost of funds and access to capital markets and other funding sources which may be unavailable to us.

Employees

As of December 31, 2009, we had 111 full-time employees, of whom 39 were engaged in sales and underwriting activities and dealer service, 44 were engaged in servicing and collection activities, and 28 were engaged in general administrative activities. We believe that our relationship with our employees is good. None of our employees are members of a collective bargaining unit in connection with their employment with us.

Executive Officers

Name and Age of Executive Officers	Title

Richard F. Latour, 56	Director, President, Chief Executive Officer, Treasurer, Clerk and Secretary
James R. Jackson, Jr., 48	Vice President and Chief Financial Officer
Steven J. LaCreta, 50	Vice President, Lessee Relations and Legal
Stephen J. Constantino, 44	Vice President, Human Resources

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

We depend on external financing to fund leases and contracts, and adequate financing may not be available to us in amounts that are sufficient, together with our cash flow, to originate new leases.

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

In August 2007, we entered into a three-year $30 million line of credit with Sovereign based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase our line of credit with Sovereign to $60 million. On February 10, 2009 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Until the February 2009 amendment borrowings bore interest at Prime or at LIBOR plus 2.75%. Following the amendment, outstanding borrowings bear interest at either Prime plus 1.75% or LIBOR plus 3.75% in each case subject to a minimum interest rate of 5%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan.

The maturity date of the amended agreement is August 2, 2010 at which time the outstanding loan balance plus interest becomes due and payable. It is our intention to renew the current credit facility or replace it with a new facility from another financing source under similar terms and conditions prior to the scheduled maturity date. Given the tight credit conditions in the current marketplace, it may be difficult for us to obtain additional low cost capital. An inability to renew or replace our existing credit facility upon its maturity in August 2010 would significantly impact our ability to originate new lease transactions and manage our operations. We can provide no assurance in our ability to renew or replace our revolving line of credit under similar terms and conditions, if at all.

Our ability to draw down amounts under our credit facility is potentially restricted by a borrowing base calculated with respect to our eligible receivables, and our revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. Our credit facility contains certain provisions which limit our ability to incur indebtedness from other sources. Any credit facility we enter into upon renewal or replacement of our existing credit facility may have similar or additional financial covenants or restrictions. Any default or other interruption of our external funding could have a material negative effect on our ability to fund new leases and contracts, and could, as a consequence, have an adverse effect on our financial results.

A protracted economic downturn may cause an increase in defaults under our leases and lower demand for the commercial equipment we lease.

A protracted economic downturn such as the one the United States and other nations are currently experiencing could result in a decline in the demand for some of the types of equipment or services we finance, which could lead to a decline in originations. A protracted economic downturn may slow the development and continued operation of small commercial businesses, which are the primary market for the commercial equipment leased by us. Such a downturn could also adversely affect our ability to obtain capital to fund lease and contract originations or acquisitions, or to complete securitizations. In addition, a protracted downturn could result in an increase in delinquencies and defaults by our lessees and other obligors, which could have an adverse effect on our cash flow and earnings, as well as on our ability to securitize leases. These factors could have a material adverse effect on our business, financial condition and results of operations.

Additionally, as of December 31, 2009, 2008 and 2007 leases in the states of California, Florida, New York and Texas accounted for approximately 40% of our portfolio. Economic conditions in these states may affect the level of collections from, as well as delinquencies and defaults by, these obligors.

We experience a significant rate of default under our leases, and a higher than expected default rate would have an adverse effect on our cash flow and earnings.

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

In addition to our usual practice of originating leases through our dealer relationships, from time to time we have purchased lease portfolios from dealers. While certain of these leases at inception would not have met our underwriting standards, we will purchase leases once the lessee demonstrates a payment history. We prefer to acquire these smaller lease portfolios in situations where the company selling the portfolio will continue to act as a dealer following the acquisition. Despite the demonstrated payment history, such leases may experience a higher rate of default than leases that meet our origination standards.

Our allowance for credit losses may prove to be inadequate to cover future credit losses.

We maintain an allowance for credit losses on our investments in leases, service contracts and rental contracts at an amount we believe is sufficient to provide adequate protection against losses in our portfolio. We cannot be sure that our allowance for credit losses will be adequate over time to cover losses caused by adverse economic factors, or unfavorable events affecting specific leases, industries or geographic areas. Losses in excess of our allowance for credit losses may have a material adverse effect on our business, financial condition and results of operations.

We are vulnerable to changes in the demand for the types of equipment we lease or price reductions in such equipment.

Our portfolio is comprised of a wide variety of equipment including advertising and display equipment, ATM machines, automotive repair equipment, copiers, security equipment, phone systems water cooler, restaurant equipment and card based payment authorization systems. Reduced demand for financing of the types of equipment we lease could adversely affect our lease origination volume, which in turn could have a material adverse effect on our business, financial condition and results of operations. Technological advances may lead to a decrease in the price of these types of systems or equipment and a consequent decline in the need for financing of such equipment. These changes could reduce the need for outside financing sources that would reduce our lease financing opportunities and origination volume in such products. These types of equipment are often leased by small commercial businesses which may be particularly susceptible to the current economic downturn, which may also affect demand for these products.

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

Our use of litigation as a means of collection of unpaid receivables exposes us to counterclaims on our suits for collection, to class action lawsuits and to negative publicity surrounding our leasing and collection policies. We have been a defendant in attempted class action suits as well as counterclaims filed by individual obligors in attempts to dispute the enforceability of the lease or contract. This type of litigation may be time consuming and expensive to defend, even if not meritorious, may result in the diversion of management’s time and attention, and may subject us to significant liability for damages or result in invalidation of our proprietary rights. We believe our collection policies and use of litigation comply fully with all applicable laws. Because of our persistent enforcement of our leases and contracts through the use of litigation, we may have created ill will toward us on the part of certain lessees and other obligors who were defendants in such lawsuits. Our litigation strategy has also generated adverse publicity in certain circumstances. Adverse publicity could negatively impact public perception of our business and may materially impact the price of our common stock. In addition to legal proceedings that may arise out of our collection activities, we may face other litigation arising in the ordinary course of business. Any of these factors could adversely affect our business, financial condition and results of operations.

Increased interest rates may make our leases or contracts less profitable.

Since we generally fund our leases and contracts through our credit facilities or from working capital, our operating margins could be adversely affected by an increase in interest rates. For example, borrowings under our amended credit facility bear interest either at Prime plus 1.75% or at LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5% per year. The implicit yield on all of our leases and contracts is fixed due to the leases and contracts having scheduled payments that are fixed at the time of origination. When we originate or acquire leases or contracts, we base our pricing in part on the “spread” we expect to achieve between the implicit yield on each lease or contract and the effective interest cost we expect to pay when we finance such leases and contracts. Increases in interest rates during the term of each lease or contract could narrow or eliminate the spread, or result in a negative spread, to the extent such lease or contract was financed with variable-rate funding. We may undertake to hedge against the risk of interest rate increases, based on the size and interest rate profile of our portfolio. Such hedging activities, however, would limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, our hedging activities may not protect us from interest rate-related risks in all interest rate environments. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. We do not currently have any hedging arrangements with respect to interest rate changes.

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

The microticket leasing and financing industry is highly competitive. We compete for customers with a number of national, regional and local banks and finance companies. Our competitors also include equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, we could also be faced with competition from small or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. Our competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than us, including lower cost of funds and access to capital markets and other funding sources which may be unavailable to us. If a competitor were to lower its lease rates, we could be forced to follow suit or be unable to regain origination volume, either of which would have a material adverse effect on our business, financial condition and results of operations. In addition, competitors may seek to replicate the automated processes used by us to monitor dealer performance, evaluate lessee credit information, appropriately apply risk-adjusted pricing, and efficiently service a nationwide portfolio. The development of computer software similar to that developed by us may jeopardize our strategic position and allow our competitors to operate more efficiently than we do.

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

In addition to organic growth a portion of our growth strategy may involve acquisitions of leasing companies or portfolios from time to time. Our inability to identify suitable acquisition candidates or portfolios, or to complete acquisitions on favorable terms, could limit our ability to grow our business. Any major acquisition would require a significant portion of our resources. The timing, size and success, if at all, of our acquisition efforts and any associated capital commitments cannot be readily predicted. We may finance future acquisitions by using shares of our common stock, cash or a combination of the two. Any acquisition we make using common stock would result in dilution to existing stockholders. If the common stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept common stock as part or all of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, or to incur additional indebtedness in order to initiate and complete acquisitions. Additional debt, or intangible assets incurred as a result of any such acquisition, could have a material adverse effect on our business, financial condition or results of operations. In addition, our credit facilities contain covenants that place significant restrictions on our ability to acquire all or substantially all of the assets or securities of another company, including a limit on the aggregate dollar amount of such acquisitions of $10 million over the term of the facility. These provisions could prevent us from making an acquisition we may otherwise see as attractive, whether by using shares of our common stock as consideration or by using cash.

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

During the fourth quarter of 2002, our Board of Directors suspended the payment of dividends on our common stock to comply with our banking agreements and we paid no dividends in the years ended December 31, 2003 and 2004. During 2005, we declared dividends of $0.05 per share payable to shareholders of record on five dates, and a special dividend of $0.25 per share payable to shareholders of record on January 31, 2006. During 2006, 2007 and 2008, we declared dividends of $0.20 per share. During 2009, we declared dividends of $0.15 per share. Future dividend payments are subject to ongoing review and evaluation by our Board of Directors. The decision as to the amount and timing of future dividends we may pay, if any, will be made in light of our financial condition, capital requirements and growth plans, as well as our external financing arrangements and any other factors our Board of Directors may deem relevant. We can give no assurance as to the amount and timing of the payment of future dividends.

Item 2.	Properties

At December 31, 2009, our corporate headquarters and operations center occupied approximately 24,400 square feet of office space at 10M Commerce Way, Woburn, Massachusetts 01801. The lease for this space expires on December 31, 2010.

Item 3.	Legal Proceedings

We are involved from time to time in litigation incidental to the conduct of our business. Although we do not expect that the outcome of any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period. We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

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

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Stock Price
High	$2.80	$3.98	$3.75	$3.47	$6.25	$5.15	$4.93	$4.00
Low	$1.55	$1.72	$2.85	$2.49	$4.60	$3.00	$3.30	$1.50

Holders

We believe there were approximately 475 stockholders of the Company as of March 15, 2010, including beneficial owners who hold through a broker or other nominee.

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

During 2009 we declared dividends of $0.05 per share payable to shareholders of record on each of April 30, 2009, July 30, 2009 and October 30, 2009.

On January 22, 2010 we declared a dividend of $0.05 per share payable on February 15, 2010 to shareholders of record of MicroFinancial Incorporated stock on February 1, 2010.

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

Our credit facility also restricts the amount of cash that TimePayment can dividend up to MicroFinancial during any year, to 50% of consolidated net income for the immediately preceding year.

Repurchases

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2009.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2004 with the American Stock Exchange Composite Stock Index, the S&P 400 Mid-Cap Financials Index and the NASDAQ Composite. Cumulative total stockholder return shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2004 and the reinvestment of dividends. The historic stock price performance information shown in this graph may not be indicative of current stock price levels or future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2009

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except share and per share data)

Income Statement Data:
Revenues:
Income on financing leases	$29,415	$23,095	$12,302	$3,917	$4,140
Rental income	8,584	9,829	13,612	20,897	25,359
Income on service contracts	676	925	1,271	1,870	3,467
Other income(1)	7,490	5,676	4,486	5,758	6,318

Total revenues	46,165	39,525	31,671	32,442	39,284

Expenses:
Selling, general and administrative	13,371	13,060	12,824	14,499	20,884
Provision for credit losses	22,039	15,313	7,855	6,985	10,468
Depreciation and amortization	1,628	976	1,344	5,326	9,497
Interest	2,769	1,020	143	162	1,148

Total expenses	39,807	30,369	22,166	26,972	41,997

Income (loss) before provision (benefit) for income taxes	6,358	9,156	9,505	5,470	(2,713)
Provision (benefit) for income taxes	2,231	3,206	3,303	1,555	(1,053)

Net income (loss)	$4,127	$5,950	$6,202	$3,915	$(1,660)

Net income (loss) per common share:
Basic	$0.29	$0.42	$0.45	$0.28	$(0.12)
Diluted	0.29	0.42	0.44	0.28	(0.12)
Weighted-average shares:
Basic	14,147,436	14,002,045	13,922,974	13,791,403	13,567,640
Diluted	14,261,644	14,204,105	14,149,634	13,958,759	13,567,640
Dividends declared per common share	$0.15	$0.20	$0.20	$0.20	$0.50

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$391	$5,047	$7,080	$28,737	$32,926
Restricted cash	834	528	561	—	—
Gross investment in leases(2)	194,629	158,138	102,128	44,314	33,004
Unearned income	(55,821)	(49,384)	(35,369)	(13,682)	(3,658)
Allowance for credit losses	(13,856)	(11,722)	(5,722)	(5,223)	(8,714)
Investment in service contracts, net	—	32	203	613	1,626
Investment in rental contracts, net	379	240	106	313	3,025
Total assets	127,097	104,850	70,982	59,721	65,188
Revolving line of credit	51,906	33,325	6,531	5	161
Subordinated notes payable	—	—	—	—	2,602
Total liabilities	60,332	40,512	10,154	3,585	10,501
Total stockholders’ equity	66,765	64,338	60,828	56,136	54,687

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except statistical data)

Other Data:
Operating Data:
Value of leases originated(3)	$113,987	$104,529	$83,698	$33,343	$7,296
Value of rental contracts originated	—	—	—	—	1,731
Dealer funding(4)	76,306	68,007	54,035	21,498	6,364
Average yield on leases(5)	27.7%	28.5%	29.0%	30.0%	30.6%
Cash Flows From (Used In):
Operating activities	$57,897	$43,310	$30,440	$26,870	$35,228
Investing activities	(77,969)	(69,523)	(55,203)	(22,114)	(6,978)
Financing activities	15,416	24,180	3,106	(8,945)	(5,033)

Net change in cash and cash equivalents	$(4,656)	$(2,033)	$(21,657)	$(4,189)	$(23,217)

Selected Ratios:
Return on average assets	3.56%	6.77%	9.49%	6.27%	(2.43)%
Return on average stockholders’ equity	6.30	9.51	10.60	7.07	(2.84)
Operating margin(6)	61.51	61.91	54.81	38.39	19.74
Credit Quality Statistics:
Net charge-offs	$19,906	$9,313	$7,356	$10,476	$16,717
Net charge-offs as a percentage of average gross investment(7)	11.28%	7.15%	9.99%	26.34%	30.79%
Provision for credit losses as a percentage of average gross investment(7)	12.49	11.76	10.67	17.56	19.28
Allowance for credit losses as a percentage of gross investment(8)	7.12	7.41	5.59	11.63	25.16

(1)	Includes loss and damage waiver fees, service fees, interest income, and miscellaneous revenue.

(2)	Consists of receivables due in installments and estimated residual value.

(3)	Represents the amount paid to dealers upon funding of leases plus the associated unearned income.

(4)	Represents the net amount paid to dealers upon funding of leases and contracts.

(5)	Represents the aggregate of the implied interest rate on each lease originated during the period weighted by the amount funded.

(6)	Represents income before provision (benefit) for income taxes and provision for credit losses as a percentage of total revenues.

(7)	Represents a percentage of average gross investment in leases and net investment in service contracts.

(8)	Represents allowance for credit losses as a percentage of gross investment in leases and net investment in service contracts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Including Selected Quarterly Financial Data (Unaudited)

The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things, those associated with:

•	the demand for the equipment types we finance;

•	our significant capital requirements;

•	our ability or inability to obtain the financing we need, or to use internally generated funds, in order to continue originating contracts;

•	the risks of defaults on our leases;

•	our provision for credit losses;

•	our residual interests in underlying equipment;

•	possible adverse consequences associated with our collection policy;

•	the effect of higher interest rates on our portfolio;

•	increasing competition;

•	increased governmental regulation of the rates and methods we use in financing and collecting on our leases and contracts;

•	acquiring other portfolios or companies;

•	dependence on key personnel;

•	adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations; and

•	general economic and business conditions.

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

Overview

We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. In June 2004 we established a new wholly-owned operating subsidiary, TimePayment Corp. The average amount financed by TimePayment during 2009 was approximately $5,500 while Leasecomm historically financed contracts averaging approximately $1,900. Our portfolio consists of water coolers, security equipment, point-of-sale (“POS”) authorization systems, automotive repair equipment, restaurant equipment and other business equipment leased to commercial enterprises.

We derive the majority of our revenues from leases originated and held by us, payments on service contracts, rental contracts and fee income. Historically, we have funded the majority of our leases and contracts through our revolving-credit loans, term loans, cash from operations and on-balance sheet securitizations, and to a lesser extent our subordinated debt programs.

On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase our line of credit with Sovereign from $30 million to $60 million. On February 10, 2009 we entered into an amended agreement to increase the line of credit to $85 million. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Until the February 2009 amendment, outstanding borrowings bore interest at Prime or at LIBOR plus 2.75%. Following the amendment, outstanding borrowings bear interest at either Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically coverts to a Prime Rate Loan.

The maturity date of the amended agreement is August 2, 2010, at which time the outstanding loan balance plus interest becomes due and payable. It is our intention to renew the current credit facility or replace it with a new facility from another financing source under similar terms and conditions prior to the scheduled maturity date. A failure to renew or replace the revolving credit facility under similar terms and conditions would significantly impact our ability to originate new lease transactions and manage our operations. We can provide no assurance in our ability to renew or to replace this line under similar terms and conditions, if at all.

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

Substantially all leases originated or acquired by us are non-cancelable. During the term of the lease, we are scheduled to receive payments sufficient to cover our borrowing costs and the cost of the underlying equipment and to provide us with an appropriate profit. We pass along some of the costs of our leases and contracts by charging collection fees, loss and damage waiver fees, late fees and other service fees, when applicable. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides us with additional revenues based on the residual value of the equipment at the end of the lease. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of 44 months as of December 31, 2009.

In the past, we have also from time to time acquired service contracts under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we would purchase the right to the payment stream under the monitoring contract from the dealer at a negotiated multiple of the monthly payments. We have not purchased any new security monitoring contracts since 2004, although we do originate security equipment leases that include monitoring. Our service contract portfolio has represented a less significant portion of our revenue stream over time.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At December 31, 2009, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. We do not expect our unrecognized tax positions to change significantly over the next twelve months.

Share-Based Compensation

We have adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, Compensation — Stock Compensation, (formerly SFAS 123(R) — Share Based Payments), which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognition of compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC Topic 718 and Securities and Exchange Commission, (“SEC”) Staff Accounting Bulletin No. 107 — Share Based Payments. Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of our stock, the risk-free interest rate and our dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us under ASC Topic 718.

Results of Operations

Revenues

	2009	Change	2008	Change	2007
	(In thousands)

Income on financing leases	$29,415	27.4%	$23,095	87.7%	$12,302
Rental income	8,584	(12.7)	9,829	(27.8)	13,612
Income on service contracts	676	(26.9)	925	(27.2)	1,271
Loss and damage waiver fees	4,136	27.8	3,236	59.2	2,033
Service fees and other	3,340	45.2	2,300	45.9	1,576
Interest income	14	(90.0)	140	(84.0)	877

Total revenues	$46,165	16.8%	$39,525	24.8%	$31,671

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

Total revenues for the year ended December 31, 2009 were $46.2 million, an increase of $6.6 million or 16.8% from the year ended December 31, 2008. Revenue from leases was $29.4 million, up $6.3 million from the previous year as a result of the increased originations. Rental income was $8.6 million, down $1.2 million from 2008. Other revenue components contributed $8.2 million, up $1.5 million from the previous year in connection with the increased size in our portfolio, despite a decline in service contracts of $249,000 during the year. The decline in rental income is primarily explained by attrition rates in the two sources of rental income. One source is rental agreements that are originated and cancellable on a monthly basis. We have not originated any new rental contracts since 2004. The other is the rental income that is recognized at the end of the lease term when a lessee chooses to keep the equipment and rents it on a monthly basis. The decline in rental contracts is the result of attrition of Leasecomm rental contracts which is partially offset by Timepayment lease contracts coming to term and converting to rentals. We have not funded any new service contracts since 2004; therefore this segment of revenue continues to decline.

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

Selling, General and Administrative

	2009	Change	2008	Change	2007
	(Dollars in thousands)

Selling, general and administrative	$13,371	2.4%	$13,060	1.8%	$12,824
As a percent of revenue	29.0%		33.0%		40.5%

Our selling, general and administrative (“SG&A”) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $311,000 or 2.4%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Significant factors in the increase of the SG&A expense include increases in payroll and employee benefits of $842,000 due to the increase in headcount and an increase in cost of equipment sold of $162,000. These increases were offset in part by decreases in: professional fees of $231,000; recruiting expenses of $222,000; and collection expenses of $131,000.

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

Provision for Credit Losses

	2009	Change	2008	Change	2007
	(Dollars in thousands)

Provision for credit losses	$22,039	43.9%	$15,313	94.9%	$7,855
As a percent of revenue	47.7%		38.7%		24.8%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased $6.7 million or 43.9%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Net charge-offs increased $10.6 million to $19.9 million, or 113.8%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The provision was based on providing a general allowance against leases funded during the year and our analysis of actual and expected losses in our portfolio as a whole. The increase in the allowance reflects the growth in lease receivables associated with new lease originations, increased delinquency levels, and the current economic climate.

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

Depreciation and Amortization

	2009	Change	2008	Change	2007
	(Dollars in thousands)

Depreciation — fixed assets	$429	12.0%	$383	36.8%	$280
Depreciation — rental equipment	1,170	181.9	415	(40.3)	695
Amortization — service contracts	29	(83.7)	178	(51.8)	369

Total depreciation and amortization	$1,628	66.8%	$976	(27.4)%	$1,344

As a percent of revenue	3.5%		2.5%		4.2%

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

We have in the past offered a rental agreement, which allowed the customer, assuming the contract was current and no event of default existed, to terminate the contract at any time by returning the equipment and providing us with 30 days notice. These assets were recorded at cost and depreciated over an estimated life of 36 months. This term was based upon our historical experience. In the event that the contract terminated prior to the end of the 36 month period, the remaining net book value was expensed. We have not originated any such rental contracts since 2004.

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

Depreciation expense on rentals increased by $755,000 or 181.9% in connection with the TimePayment rental portfolio, and amortization of service contracts decreased by $149,000 or 83.7%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The carrying value of our rental equipment increased from $240,000 at December 31, 2008 to $379,000 at December 31, 2009. The carrying value of our service contracts decreased from $32,000 at December 31, 2008 to $0 at December 31, 2009. Depreciation on property and equipment increased by $46,000 or 12.0% for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

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

Interest Expense

	2009	Change	2008	Change	2007
	(Dollars in thousands)

Interest	$2,769	171.5%	$1,020	613.3%	$143
As a percent of revenue	6.0%		2.6%		0.5%

We pay interest on borrowings under our revolving line of credit. Interest expense increased by $1.7 million or 171.5% for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This increase resulted primarily from the increased borrowings as well as higher rates of interest on our revolving line of credit. At December 31, 2009, we had notes payable of $51.9 million compared to notes payable of $33.3 million at December 31, 2008. The interest rate on our revolving line of credit was 5.0% at December 31, 2009 compared to 3.25% at December 31, 2008.

Interest expense increased by $877,000 or 613.3% for the year ended December 31, 2008, as compared to the year ended December 31, 2007. This increase resulted primarily from the increased borrowings on our revolving line of credit. At December 31, 2008, we had notes payable of $33.3 million compared to notes payable of $6.5 million at December 31, 2007.

Provision for Income Taxes

	2009	Change	2008	Change	2007
	(In thousands)

Provision for income taxes	$2,231	(30.4)%	$3,206	(2.9)%	$3,303
As a percent of revenue	4.8%		8.1%		10.4%

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

The provision for income taxes decreased by $975,000, or 30.4%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This decrease resulted primarily from the $2.8 million decrease in income before income taxes and the release of reserves for uncertain tax positions of $445,000 due to the expiration of certain state statues of limitations. The effective tax rate for the year ended December 31, 2009 was 35.1% compared to 35.0% for the year ended December 31, 2008.

The provision for income taxes decreased by $97,000, or 2.9%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007. This decrease resulted primarily from the $349,000 decrease in income before income taxes. The effective tax rate for the year ended December 31, 2008 was 35.0% compared to 34.8% for the year ended December 31, 2007.

Other Operating Data

Dealer fundings were $76.9 million during the year ended December 31, 2009, an increase of $7.8 million or 11.3%, compared to the year ended December 31, 2008. This increase is a result of our continuing business development efforts that include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. We funded these contracts using cash provided by operating activities as well as net borrowings of $18.6 million against our revolving lines of credit. Receivables due in installments, estimated residual values, net investment in service contracts, and investment in rental equipment increased from $162.1 million at December 31, 2008 to $197.9 million at December 31, 2009, an increase of $35.8 million, or 22.1%. Unearned income increased by $6.4 million, or 13.0%, from $49.4 million at December 31, 2008 to $55.8 million at December 31, 2009. This increase was due to the $76.9 million in originations in 2009, representing a substantial increase over 2008. Net cash provided by operating activities increased by $14.6 million, or 33.7%, to $57.9 million during the year ended December 31, 2009, from the year ended December 31, 2008, due primarily to the increase in originations.

Dealer fundings were $69.0 million during the year ended December 31, 2008, an increase of $14.4 million or 26%, compared to the year ended December 31, 2007 reflecting our business development efforts. We funded these contracts using cash provided by operating activities as well as net borrowings of $26.8 million against our lines of credit. Receivables due in installments, estimated residual values, net investment in service contracts, and investment in rental equipment increased from $107.5 million at December 31, 2007 to $162.1 million at December 31, 2008, an increase of $54.6 million, or 51%. Unearned income increased by $14 million, or 39.5%, from $35.4 million at December 31, 2007 to $49.4 million at December 31, 2008. This increase was due to the $69 million in originations in 2008, representing a substantial increase over 2007. Net cash provided by operating activities increased by $12.9 million, or 42.3%, to $43.3 million during the year ended December 31, 2008, from the year ended December 31, 2007 primarily due to the increase in originations.

Selected Quarterly Data

The following is a summary of our unaudited quarterly results of operations for 2009 and 2008. This unaudited quarterly information was prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring items, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, and you should read them in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

Revenues:
Income on leases	$6,789	$7,098	$7,635	$7,893	$4,940	$5,596	$6,030	$6,529
Rental income	2,209	2,138	2,124	2,113	2,752	2,484	2,330	2,263
Income on service contracts	189	175	162	150	259	240	221	205
Loss and damage waiver fees	986	1,018	1,048	1,084	688	768	849	931
Service fees and other	671	699	1,001	969	549	532	632	587
Interest income	13	1	—	—	60	27	23	30

Total revenues	10,857	11,129	11,970	12,209	9,248	9,647	10,085	10,545

Expenses:
Selling, general and administrative	3,572	3,492	3,349	2,958	3,239	3,198	3,260	3,363
Provision for credit losses	5,453	4,993	5,437	6,156	3,357	3,060	3,782	5,114
Depreciation and amortization	335	383	440	470	230	230	245	271
Interest	516	661	751	841	152	234	310	324

Total expenses	9,876	9,529	9,977	10,425	6,978	6,722	7,597	9,072

Income before provision for income taxes	981	1,600	1,993	1,784	2,270	2,925	2,488	1,473
Provision for income taxes	378	616	767	470	713	1,053	905	535

Net income	$603	$984	$1,226	$1,314	$1,557	$1,872	$1,583	$938

Net income per common share — basic	$0.04	$0.07	$0.09	$0.09	$0.11	$0.13	$0.11	$0.07
Net income per common share — diluted	0.04	0.07	0.09	0.09	0.11	0.13	0.11	0.07
Dividends declared per common share	—	0.05	0.05	0.05	—	0.05	0.05	0.10

Exposure to Credit Losses

The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts and service contracts in our portfolio as of December 31, 2009, 2008 and 2007. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	December 31, 2009		December 31, 2008		December 31, 2007
	(Dollars in thousands)

Current	$140,000	79.7%	$110,423	77.3%	$75,528	81.8%
31-60 days past due	6,233	3.6	6,941	4.8	4,565	5.0
61-90 days past due	5,336	3.0	5,079	3.6	3,016	3.2
Over 90 days past due	24,046	13.7	20,438	14.3	9,205	10.0

Receivables due in installments	$175,615	100.0%	$142,881	100.0%	$92,314	100.0%

Liquidity and Capital Resources

General

Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since our inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and the proceeds from our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing cash from operations, cash on hand and our revolving line of credit which matures in August 2010. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes, payment of dividends, and capital expenditures.

We generated cash flow from operations of $57.9 million for the year ended December 31, 2009, $43.3 million for the year ended December 31, 2008, and $30.4 million for the year ended December 31, 2007.

Net cash used in investing activities was $78.0 million for the year ended December 31, 2009, $69.5 million for the year ended December 31, 2008 and $55.2 million for the year ended December 31, 2007. Investing activities primarily relate to the origination of leases with investments in lease contracts, direct costs, property, and equipment.

Net cash provided by financing activities was $15.4 million for the year ended December 31, 2009, $24.1 million for the year ended December 31, 2008 and $3.1 million for the year ended December 31, 2007. Financing activities includes borrowings from and repayments on our various financing sources. During 2009 we borrowed $91.1 million and repaid $72.6 million. During 2008 we borrowed $87.5 million and repaid $60.7 million. During 2007 we borrowed $11.7 million and repaid $5.1 million. In addition, we paid dividends of $2.8 million in each of 2009, 2008 and 2007.

The maturity date of our revolving line of credit is August 2, 2010, at which time the outstanding loan balance plus interest becomes due and payable. It is our intention to renew the current credit facility or replace it with a new facility from another financing source under similar terms and conditions prior to the scheduled maturity date. A failure to renew or replace the revolving credit facility under similar terms and conditions would significantly impact our ability to originate new lease transactions and manage our operations. We can provide no assurance in our ability to renew or to replace this line under similar terms and conditions.

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases. Borrowings outstanding under our revolving line of credit consist of the following:

	December 31, 2009				December 31, 2008
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
(Dollars in 000)

Revolving credit facility(1)	$51,906	5.00%	$33,094	$85,000	$33,325	3.25%	$26,675	$60,000

(1)	The unused capacity is subject to limitations based on lease eligibility and the borrowing base formula.

On August 2, 2007, we entered into a new three-year $30 million revolving line of credit with Sovereign based on qualified lease receivables. On July 9, 2008 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $60 million. On February 10, 2009 we entered into an amended agreement to increase the line of credit to $85 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Until the February 2009 amendment, outstanding borrowings bore interest at Prime or the 90-day LIBOR plus 2.75%. Following the amendment, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, subject in each case to a minimum interest rate of 5%. At December 31, 2009 all of our loans were Prime Rate Loans. The interest rate on the revolving line of credit was 5.00% at December 31, 2009. As of December 31, 2009 the qualified lease receivables eligible under the borrowing base exceeded the $85 million revolving line of credit. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of December 31, 2009, we believe that we were in compliance with all covenants under the revolving line of credit.

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

Financial Covenants

Our Sovereign revolving line of credit, like our prior facilities, has financial covenants that we must comply with in order to obtain funding through the facility and to avoid an event of default. These include requirements that we (i) maintain a ratio of our consolidated net earnings before interest, taxes and non-recurring non-cash items, as calculated under the agreement, to our consolidated interest expense of not less than 2:1 as of the end of any fiscal quarter; (ii) maintain consolidated tangible capital base (defined to mean our consolidated tangible net worth, as calculated under the agreement, plus subordinated debt) at minimum levels, which are increased from quarter to quarter in relation to our net income and any equity capital we receive; (iii) maintain a leverage ratio (defined to mean the ratio of consolidated total liabilities, less subordinated debt, to consolidated tangible net worth, plus subordinated debt) of 3.75:1 during fiscal 2009 and 4:1 during 2010; and (iv) not permit the amount of receivables over 90 days past due to exceed 18.75% of gross lease installments. The revolving line of credit also contains other affirmative and negative covenants, including a restriction on our ability to incur or guaranty indebtedness, dispose of or acquire assets or engage in a merger transaction, or make certain restricted payments. As of December 31, 2009, we believe that we were in compliance with all covenants in our borrowing relationships.

Contractual Obligations and Lease Commitments

The following table summarizes our contractual cash obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments Due	Payments	Payments	Payments
		Less than	Due	Due	Due After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Revolving line of credit	$51,906	$51,906	$—	$—	$—
Operating lease obligations	237	237	—	—	—
Capital lease obligations	96	70	26	—	—

Total	$52,239	$52,213	$26	$0	$0

Contractual Obligations

We have entered into various agreements, such as debt and operating lease agreements that require future payments. During the year ended December 31, 2009 we had net borrowings of $18.6 million against our revolving line of credit. The $51.9 million of outstanding borrowings as of December 31, 2009 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $237,000 annually for the year 2010. Our future minimum lease payments under capital leases are $70,000, $25,000 and $1,000 for the years ended December 31, 2010, 2011 and 2012 respectively.

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

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of December 31, 2009, we have repaid all of our fixed-rate debt and have $51.9 million of outstanding variable interest rate obligations under our Sovereign revolving line of credit.

Our Sovereign line of credit bears interest at rates which fluctuate with changes in the Prime or the LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

We maintain an investment portfolio in accordance with our investment policy guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. We minimize investment risk by limiting the amount invested in any single security and by focusing on conservative investment choices with short terms and high credit quality standards. We do not use derivative financial instruments or invest for speculative trading purposes. Investment activity in 2009 was very limited given the lack of cash on hand to invest and the relatively low investment rates being offered.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles” which was codified into FASB ASC 105-10-65. This topic established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Following this statement, the Board will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 03-6-1,“Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, effective for fiscal years beginning after December 15, 2008. This standard was subsequently codified into FASB ASC Topic 260 Earning Per Share. ASC Topic 260 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in computation of EPS pursuant to the two class method. The adoption of the content of ASC Topic 260 (EITF 03-6-1) did not have a material effect on our consolidated financial position or results of operations.

In June 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which was codified into FASB ASC Topic 815, Derivatives and Hedging, effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This topic addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under the relative paragraphs of FASB ASC 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The guidance in this topic shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year, presented separately. However, in circumstances in which a previously bifurcated embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in FASB ASC Topic 815 at initial application of this topic, the carrying amount of the liability for the conversion option (that is, its fair value on the date of adoption) shall be reclassified to shareholders’ equity. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The adoption of the content of ASC Topic 815 did not have a material effect on our consolidated financial position or results of operations.

Effective March 31, 2009, we have early adopted FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments — an amendment to FASB Statement No. 107 (FAS 107) and APB Opinion No. 28 (APB 28) which were codified into ASC Topics 825 Financial Instruments and 270 Interim Reporting. The FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of the content of ASC Topic 825 and ASC Topic 270 has been included in the disclosures in this Form 10-K and previously filed 10-Q’s.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides further clarification for guidance provided regarding measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly. This was codified into ASC Topic 820 Fair Value Measurements. The adoption of the content of this ASC topic did not have a material effect on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 , “Recognition and Presentation of Other-than-Temporary Impairments” which was codified into ASC 320, Investments — Debt and Equity Securities This topic amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than- temporary impairments of equity securities. The adoption of this ASC topic did not have a material effect on our consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, which content has been included in FASB ASC Topic 820, Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value, which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique. The guidance provided in this update is effective for the first reporting period beginning after issuance. Management is currently evaluating the content of ASC Topic 820 to determine if it will have a material impact on the Company’s future financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”) which was codified into FASB ASC 855, Subsequent Events. This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement is effective for interim and annual fiscal periods ending after June 15, 2009. The Company has evaluated the effect of the adoption of this standard and has concluded it has no material effect on our financial position or results of operations. In February 2010, the FASB issued ASU 2010-09 to further amend the Subsequent Events Topic of the FASB. ASU 2010-09 removed the requirement for an entity that is an SEC filer to disclose the date through which subsequent events have been evaluated. We have evaluated events and transactions that have occurred after the balance sheet date through the issuance date of these financial statements to determine if financial statement recognition or additional disclosure is required.

In January 2010 the FASB issued Accounting Standard Update No. 2010-06, “Fair Value Measurements and Disclosures. This update provides amendments to Subtopic 820-10 that require new disclosures as follows: 1 — Transfers in and out of Levels 1 and 2. A reporting entry should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2 — Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management is currently evaluating update No. 2010-06 to determine if it will have a material impact on the Company’s future financial statements.

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

Under the supervision and with the participation of our management, including our executive officers, we assessed as of December 31, 2009, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2009 was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Change in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended December 31, 2009, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in our proxy statement for the 2010 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed on or before April 30, 2010 (the “2010 Proxy Statement”) under the headings, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Corporation” and “Proposal 1 — Election of Directors,” included in our proxy statement for the 2010 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2010, is hereby incorporated by reference. The information under the heading “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this item.

Item 11.	Executive Compensation

The information appearing in our 2010 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Compensation of Directors” is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2010 Proxy Statement under the heading, “Security Ownership of Certain Beneficial Owners and Management”, is hereby incorporated by reference.

The following table summarizes information, as of December 31, 2009, relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of
Securities
	to be Issued	Weighted-Average	Future Issuance
	Upon Exercise	Exercise Price of	Under Equity
	of Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding Securities
	Warrants	Warrants and	Reflected in
Plan Category	and Rights	Rights(2)	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	1,258,028	$6.38	579,479
Equity compensation plans not approved by security holders	—	—	—
Total	1,258,028	$6.38	579,479

(1)	Includes our 1998 Equity Incentive Plan (which was approved by stockholders at the 2001 special meeting of stockholders in lieu of annual meeting) and our 2008 Equity Incentive Plan (which was approved by our stockholders at the 2008 special meeting of stockholders in lieu of annual meeting). The number of securities available for future issuance will be reduced by three for each share of restricted stock or other “full share” award made to an employee of the Company, and by one for any option granted or for any award made to non-employee directors, under the terms of our 2008 Equity Incentive Plan.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information appearing in our 2010 Proxy Statement under the headings “Governance of the Corporation — Certain Relationships and Related Person Transactions” and “— Determination of Director Independence” is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2010 Proxy Statement under the heading “Proposal 2 — Ratification of the Selection of MicroFinancial’s Independent Registered Public Accounting Firm” is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

Our Financial Statements, together with the related report of the Independent Registered Public Accounting Firm, appear at pages F-1 through F-23 of this Form 10-K

(2) None

(3) Exhibits Index

Exhibit
Number		Description

3.1		Restated Articles of Organization, as amended. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.
3.2		Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10.1		Warrant Purchase Agreement dated April 14, 2003 among the Company, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.2		Form of Warrants to purchase Common Stock of the Company issued April 14, 2003. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.3		Co-Sale Agreement dated April 14, 2003 among the Company, Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle, Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr., and the Lenders named therein. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.4		Registration Rights Agreement dated April 14, 2003 among the Company and the Lenders named therein. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10	.5.1	Commercial Lease, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.25 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.5.2	Amendment to Lease #1, dated November 3, 1998, between Cummings Properties Management, Inc. and MicroFinancial Incorporated. Incorporated by reference to Exhibit 10.26 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.5.3	Lease Extension for the facility at 10-M Commerce Way, Woburn, MA dated September 16, 2003 among MicroFinancial Incorporated and Cummings Properties, LLC. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.
10	.5.4	Lease Extension #2 for the facility at 10-M Commerce Way, Woburn, MA dated July 15, 2005 among MicroFinancial Incorporated and Cummings Properties, LLC. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.6.1*	1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.6.2*	Form of Restricted Stock Agreement grant under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.27 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

Exhibit
Number		Description

10	.6.3*	Form of incentive stock option agreement under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.3 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.6.4*	Form of non-qualified stock option agreement under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.4 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.6.5*	MicroFinancial Incorporated 2008 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2008.
10	.6.6†	Form of restricted stock unit (RSU) agreement under the MicroFinancial Incorporated 2008 Equity Incentive Plan.
10	.7*	Compensatory Arrangements for Non-Employee Directors. Incorporated by reference to Exhibit 10.15 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.8.1*	Amended and Restated Employment Agreement between the Company and Richard F. Latour dated March 15, 2004. Incorporated by reference to Exhibit 10.8 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.8.2*	Amendment to Employment Agreement between the Company and Richard F. Latour dated December 24, 2008. Incorporated by reference to Exhibit 10.8.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.9.1*	Employment Agreement between the Company and James R. Jackson, Jr. dated May 4, 2005. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.9.2*	Amendment to Employment Agreement between the Company and James R. Jackson dated December 24, 2008. Incorporated by reference to Exhibit 10.9.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.10.1*	Employment Agreement between the Company and Stephen Constantino dated May 4, 2005. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.10.2*	Amendment to Employment Agreement between the Company and Stephen Constantino dated December 24, 2008. Incorporated by reference to Exhibit 10.10.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.11.1*	Employment Agreement between the Company and Steven LaCreta dated May 4, 2005. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.11.2*	Amendment to Employment Agreement between the Company and Steven LaCreta dated December 24, 2008. Incorporated by reference to Exhibit 10.11.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10.12		Registration Rights Agreement dated June 10, 2004 by and among MicroFinancial Incorporated, Acorn Capital Group, LLC and Ampac Capital Solutions, LLC. Incorporated by reference to Exhibit 10.12 in the Registrant’s Form 8-K filed on June 15, 2004.
10.13		Registration Rights Agreement dated as of September 29, 2004, by and between MicroFinancial Incorporated and The CIT Group/Commercial Services, Inc., as Holder. Incorporated by reference to Exhibit 10.10 in the Registrant’s Form 8-K filed on October 4, 2004.
10	.14.1	Credit Agreement dated August 2, 2007. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.2	Unlimited Guaranty of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.3	Unlimited Guaranty of Leasecomm dated August 2, 2007. Incorporated by reference to Exhibit 10.3 in the Registrant’s Form 8-K filed on August 8, 2007.

Exhibit
Number		Description

10	.14.4	Security Agreement between Borrower and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.4 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.5	Security Agreement between Registrant and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.5 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.6	Security Agreement between Leasecomm and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.6 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.7	Trademark Security Agreement and License dated August 2, 2007 by Borrower. Incorporated by reference to Exhibit 10.7 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.8	Trademark Security Agreement and License dated August 2, 2007 by Registrant. Incorporated by reference to Exhibit 10.8 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.9	Trademark Security Agreement and License dated August 2, 2007 by Leasecomm. Incorporated by reference to Exhibit 10.9 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.10	Pledge Agreement of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.10 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.14.11	Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.10 in the Registrant’s Form 8-K filed on July 15, 2008.
10	.14.12	Agreement and Amendment No. 1 to Amended and Restated Credit Agreement dated February 10, 2009. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on February 17, 2009)
10	.14.13	Additional Lender Supplement dated February 10, 2009. Incorporated by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed on February 17, 2009.
10	.14.14	Commitment Increase Supplement dated February 10, 2009. Incorporated by reference to Exhibit 10.3 in the Registrant’s Form 8-K filed on February 17, 2009.
10	.14.15	Sovereign Note dated July 9, 2008. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.14.16	TD Banknorth Note dated July 9, 2008. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.14.17	Commerce Bank & Trust Company Note dated February 10, 2009. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.14.18	Danversbank Note dated February 10, 2009. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.14.19	Wells Fargo Bank Note dated February 10, 2009. Incorporated by reference to Exhibit 10.14.15 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
21	.1†	Subsidiaries of Registrant
23	.1†	Consent of Caturano and Company, P.C.
31	.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

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

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Bleyleben Peter R. Bleyleben	Chairman of the Board of Directors	March 31, 2010

/s/ Richard F. Latour Richard F. Latour	President, Chief Executive Officer, Treasurer, Clerk, Secretary and Director	March 31, 2010

/s/ James R. Jackson Jr. James R. Jackson Jr.	Vice President and Chief Financial Officer	March 31, 2010

/s/ Brian E. Boyle Brian E. Boyle	Director	March 31, 2010

/s/ John W. Everets John W. Everets	Director	March 31, 2010

/s/ Torrence C. Harder Torrence C. Harder	Director	March 31, 2010

/s/ Fritz Von Mering Fritz Von Mering	Director	March 31, 2010

/s/ Alan J. Zakon Alan J. Zakon	Director	March 31, 2010

MICROFINANCIAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MicroFinancial Incorporated:

We have audited the accompanying consolidated balance sheets of MicroFinancial Incorporated and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders’ equity and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/  Caturano and Company, P.C.

Boston, MA
March 31, 2010

MICROFINANCIAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands,
	except share
	and per share data)

ASSETS
Cash and cash equivalents	$391	$5,047
Restricted cash	834	528
Net investment in leases:
Receivables due in installments	175,615	142,881
Estimated residual value	19,014	15,257
Initial direct costs	1,509	1,211
Less:
Advance lease payments and deposits	(2,411)	(982)
Unearned income	(55,821)	(49,384)
Allowance for credit losses	(13,856)	(11,722)

Net investment in leases	124,050	97,261
Investment in service contracts, net	—	32
Investment in rental contracts, net	379	240
Property and equipment, net	699	759
Other assets	744	983

Total assets	$127,097	$104,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$51,906	$33,325
Accounts payable	2,011	1,648
Capital lease obligation	93	125
Dividends payable	—	702
Other liabilities	1,250	1,308
Income taxes payable	209	8
Deferred income taxes	4,863	3,396

Total liabilities	60,332	40,512

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2009 and 2008	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,174,326 and 14,038,257 shares issued and outstanding at December 31, 2009 and 2008, respectively	142	140
Additional paid-in capital	46,197	45,774
Retained earnings	20,426	18,424
Total stockholders’ equity	66,765	64,338

Total liabilities and stockholders’ equity	$127,097	$104,850

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)

Revenues:
Income on financing leases	$29,415	$23,095	$12,302
Rental income	8,584	9,829	13,612
Income on service contracts	676	925	1,271
Loss and damage waiver fees	4,136	3,236	2,033
Service fees and other	3,340	2,300	1,576
Interest income	14	140	877

Total revenues	46,165	39,525	31,671

Expenses:
Selling, general and administrative	13,371	13,060	12,824
Provision for credit losses	22,039	15,313	7,855
Depreciation and amortization	1,628	976	1,344
Interest	2,769	1,020	143

Total expenses	39,807	30,369	22,166

Income before provision for income taxes	6,358	9,156	9,505
Provision for income taxes	2,231	3,206	3,303

Net income	$4,127	$5,950	$6,202

Net income per common share — basic	$0.29	$0.42	$0.45

Net income per common share — diluted	$0.29	$0.42	$0.44

Weighted average shares outstanding — basic	14,147,436	14,002,045	13,922,974

Weighted average shares outstanding — diluted	14,261,644	14,204,105	14,149,634

Dividends declared per common share	$0.15	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2008 and 2009

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
	(In thousands, except share and per share data)

Balance at December 31, 2006	13,811,442	$138	$44,136	$11,862	$56,136
Warrant exercises	125,000	1	319	—	320
Purchase and retirement of shares	(75,000)	(1)	(398)	—	(399)
Stock issued for deferred compensation	77,654	2	307	—	309
Restricted stock granted	11,682	—	72	—	72
Stock-based compensation	—	—	12	—	12
Amortization of unearned compensation	10,000	—	32	—	32
Conversion of share-based liability awards to equity awards	—	—	932	—	932
Common stock dividends ($0.20 per share)	—	—	—	(2,788)	(2,788)
Net income	—	—	—	6,202	6,202

Balance at December 31, 2007	13,960,778	140	45,412	15,276	60,828
Stock options exercised	17,500	—	28	—	28
Stock issued for deferred compensation	53,729	—	241	—	241
Stock-based compensation	—	—	74	—	74
Amortization of unearned compensation	6,250	—	19	—	19
Common stock dividends ($0.20 per share)	—	—	—	(2,802)	(2,802)
Net income	—	—	—	5,950	5,950

Balance at December 31, 2008	14,038,257	140	45,774	18,424	64,338
Stock issued for deferred compensation	131,069	2	336	—	338
Stock-based compensation	—	—	73	—	73
Amortization of unearned compensation	5,000	—	14	—	14
Common stock dividends ($0.15 per share)	—	—	—	(2,125)	(2,125)
Net income	—	—	—	4,127	4,127

Balance at December 31, 2009	14,174,326	$142	$46,197	$20,426	$66,765

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Cash received from customers	$76,022	$59,330	$42,553
Cash paid to suppliers and employees	(15,290)	(14,564)	(12,653)
Cash paid for income taxes	(563)	(576)	(230)
Interest paid	(2,286)	(1,020)	(107)
Interest received	14	140	877

Net cash provided by operating activities	57,897	43,310	30,440

Cash flows from investing activities:
Investment in lease contracts	(76,306)	(68,007)	(54,035)
Investment in direct costs	(1,294)	(1,156)	(761)
Investment in property and equipment	(369)	(360)	(407)

Net cash used in investing activities	(77,969)	(69,523)	(55,203)

Cash flows from financing activities:
Proceeds from secured debt	91,146	87,541	11,685
Repayment of secured debt	(72,565)	(60,747)	(5,159)
Decrease (increase) in restricted cash	(306)	33	(561)
Proceeds from capital leases obligations	31	163	—
Repayment of capital leases	(63)	(38)	—
Proceeds from exercise of common stock warrants	—	—	41
Purchase and retirement of common stock warrants	—	—	(120)
Proceeds from the sale of capital stock	—	28	—
Payment of dividends	(2,827)	(2,800)	(2,780)

Net cash provided by financing activities	15,416	24,180	3,106

Net change in cash and cash equivalents	(4,656)	(2,033)	(21,657)
Cash and cash equivalents, beginning	5,047	7,080	28,737

Cash and cash equivalents, ending	$391	$5,047	$7,080

Reconciliation of net income to net cash provided by operating activitites:
Net income	4,127	5,950	6,202
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(29,415)	(23,095)	(12,302)
Depreciation and amortization	1,628	976	1,344
Provision for credit losses	22,039	15,313	7,855
Recovery of equipment cost and residual value	56,881	40,549	22,909
Stock-based compensation expense	425	334	549
Non-cash interest expense	—	—	37
Increase in deferred income taxes liability	1,467	2,850	3,636
Changes in assets and liabilities:
Income taxes payable	201	(220)	(513)
Decrease (increase) in other assets	239	(280)	(87)
Increase in accounts payable	363	426	691
Increase (decrease) in other liabilities	(58)	507	119

Net cash provided by operating activities	$57,897	$43,310	$30,440

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$338	$241	$381
Conversion of share-based liability awards to equity awards	—	—	932

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)

A.	Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment during 2009 was approximately $5,500 while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our line of credit.

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

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments, collateralized repurchase agreements, commercial paper, certificates of deposit and US government and agency securities. As of December 31, 2009, our cash equivalents consisted of overnight investments.

Restricted Cash

Our line of credit requires that all TimePayment cash receipts be deposited into a cash collateral account held by Sovereign Bank. These funds are applied directly to amounts outstanding under the line of credit as they clear. Those funds which are pending clearance and application against the line of credit are deemed to be restricted

Leases and Revenue Recognition

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

At December 31, 2009 and 2008, our investment in service contracts consisted of the following:

	December 31,
	2009	2008

Investment in service contracts	$1,350	$1,819
Less accumulated amortization	(1,350)	(1,787)

Investment in service contracts, net	$—	$32

Amortization expense on service contracts totaled $29,000, $178,000 and $369,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Upon retirement or other disposition, the cost and related accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of our investment in service contracts.

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

At December 31, 2009 and 2008, our investment in rental contracts consisted of the following:

	December 31,
	2009	2008

Investment in rental contracts	$3,262	$4,020
Less accumulated depreciation	(2,883)	(3,780)

Investment in rental contracts, net	$379	$240

Depreciation expense on rental contracts totaled $1,170,000, $415,000 and $695,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts.

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

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of our revolving line of credit at December 31, 2009 approximates its carrying value.

Debt Issue Costs

Costs incurred in securing financing are capitalized in other assets and amortized over the term of the financing. We incurred amortization expense of $482,391, $195,000, and $345,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. FASB ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB ASC Topic 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.

Net Income Per Common Share

Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. At December 31, 2009, 849,305 options were excluded from the computation of diluted net income per share because their effect was antidilutive. At December 31, 2008, 1,292,067 options were excluded from the computation of diluted net income per share because their effect was antidilutive. At December 31, 2007, 1,115,118 options were excluded from the computation of diluted net loss per share because their effect was antidilutive.

	Year Ended December 31,
	2009	2008	2007

Net income	$4,127	$5,950	$6,202

Weighted-average shares outstanding used in computation of net income per share — basic	14,147,436	14,002,045	13,922,974
Dilutive effect of options, warrants and restricted stock	114,208	202,060	226,660

Shares used in computation of net income per common share — assuming dilution	14,261,644	14,204,105	14,149,634

Net income per common share — basic	$0.29	$0.42	$0.45

Net income per common share — diluted	$0.29	$0.42	$0.44

Stock-Based Employee Compensation

We have adopted the fair value recognition provisions of FASB, ASC Topic 718 Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards, (“SFAS”) No. 123(R), Share-Based Payment.) FASB, ASC Topic 718 requires us to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered by FASB ASC Topic 718 include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Under the modified prospective method of adoption, compensation cost was recognized beginning with the year ended December 31, 2005 for stock based compensation. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchases or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For unvested awards, the compensation cost related to the remaining required service period that was not rendered upon the adoption date was determined based on the compensation cost calculated for either recognition or pro forma disclosure under FASB ASC Topic 718.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles” which was codified into FASB ASC 105-10-65. This topic established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Following this statement, the Board will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 03-6-1,“Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, effective for fiscal years beginning after December 15, 2008. This standard was subsequently codified into FASB ASC Topic 260 Earning Per Share. ASC Topic 260 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in computation of EPS pursuant to the two class method. The adoption of the content of ASC Topic 260 (EITF 03-6-1) did not have a material effect on our consolidated financial position or results of operations.

In June 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which was codified into FASB ASC Topic 815, Derivatives and Hedging, effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This topic addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under the relative paragraphs of FASB ASC Topic 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The guidance in this topic shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year, presented separately. However, in circumstances in which a previously bifurcated embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in FASB ASC Topic 815 at initial application of this topic, the carrying amount of the liability for the conversion option (that is, its fair value on the date of adoption) shall be reclassified to shareholders’ equity. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The adoption of the content of ASC Topic 815 did not have a material effect on our consolidated financial position or results of operations.

Effective March 31, 2009, we have early adopted FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) APB 28-1, Interim Disclosures about Fair Value of Financial Instruments — an amendment to FASB Statement No. 107 (FAS 107) and APB Opinion No. 28 (APB 28) which were codified into ASC Topics 825, Financial Instruments and 270, Interim Reporting. The FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of the content of ASC Topic 825 and ASC Topic 270 has been included in the disclosures in this Form 10-K and previously filed 10-Q’s.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides further clarification for guidance provided regarding measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly. This was codified into ASC Topic 820 Fair Value Measurements. The adoption of the content of ASC topic did not have a material effect on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” which was codified into ASC Topic 320, Investments — Debt and Equity Securities. This topic amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than- temporary impairments of equity securities. The adoption of this ASC topic did not have a material effect on our consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, which content has been included in FASB ASC Topic 820, Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value, which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique. The guidance provided in this update is effective for the first reporting period beginning after issuance. Management is currently evaluating the content of ASC Topic 820 to determine if it will have a material impact on the Company’s future financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”) which was codified into FASB ASC 855, Subsequent Events. This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement is effective for interim and annual fiscal periods ending after June 15, 2009. The Company has evaluated the effect of the adoption of this standard and has concluded it has no material effect on our financial position or results of operations. In February 2010, the FASB issued ASU 2010-09 to further amend the Subsequent Events Topic of the FASB. ASU 2010-09 removed the requirement for an entity that is an SEC filer to disclose the date through which subsequent events have been evaluated. We have evaluated events and transactions that have occurred after the balance sheet date through the issuance date of these financial statements to determine if financial statement recognition or additional disclosure is required.

In January 2010 the FASB issued Accounting Standard Update No. 2010-06, “Fair Value Measurements and Disclosures. This update provides amendments to Subtopic 820-10 that require new disclosures as follows: 1 — Transfers in and out of Levels 1 and 2. A reporting entry should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2 — Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management is currently evaluating update No. 2010-06 to determine if it will have a material impact on the Company’s future financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Net Investment in Leases

At December 31, 2009, future minimum payments due on our lease receivables are as follows:

Year Ending December 31,

2010	$77,966
2011	51,676
2012	30,227
2013	12,536
2014	3,210

Total	$175,615

At December 31, 2009, the weighted-average remaining life of the leases in our portfolio is approximately 33 months and the weighted-average implicit rate of interest is approximately 27.5%.

A summary of the activity in our allowance for credit losses is as follows:

	Year Ended December 31,
	2009	2008	2007

Allowance for credit losses, beginning	$11,722	$5,722	$5,223
Provision for credit losses	22,039	15,313	7,855
Charge-offs	(24,181)	(13,641)	(12,119)
Recoveries	4,276	4,328	4,763

Allowance for credit losses, ending	$13,856	$11,722	$5,722

A summary of the changes in estimated residual value is as follows:

	Year Ended December 31,
	2009	2008	2007

Estimated residual value, beginning	$15,257	$9,814	$3,859
Lease originations	8,747	8,221	7,145
Terminations	(4,990)	(2,778)	(1,190)

Estimated residual value, ending	$19,014	$15,257	$9,814

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Property and Equipment

At December 31, 2009 and 2008, our property and equipment consisted of the following:

	December 31,
	2009	2008

Computer equipment	$4,136	$4,911
Office equipment	742	732
Leasehold improvements	263	263

Total	5,141	5,906
Less accumulated depreciation and amortization	(4,442)	(5,147)

Net	$699	$759

Depreciation and amortization expense on property and equipment totaled $429,000, $383,000 and $280,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Total depreciation and amortization expense for property and equipment, service contracts and rental contracts was $1,628,000, $976,000 and $1,344,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

E.	Notes Payable

At December 31, 2009 and 2008, our notes payable consisted of the following:

	December 31,
	2009	2008

Revolving line of credit-Sovereign	$51,906	$33,325

On August 2, 2007, we entered into a three-year $30 million revolving line of credit with Sovereign based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $60 million. On February 10, 2009 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Until the February 2009, amendment, outstanding borrowings bore interest at Prime or at a London Interbank Offered Rate (LIBOR) plus 2.75%. Following the amendment, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan.

At December 31, 2009 and 2008 all of our loans were Prime Rate Loans. The Prime Rate at December 31, 2009 was 3.25%. The amount available on our revolving line of credit at December 31, 2009 was $33,094,000. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of December 31, 2009, we were in compliance with all covenants under the revolving line of credit.

The maturity date of the amended agreement is August 2, 2010, at which time the outstanding loan balance plus interest becomes due and payable. It is our intention to renew the current credit facility or replace it with a new facility from another financing source under similar terms and conditions prior to the scheduled maturity date. A failure to renew or replace the revolving credit facility under similar terms and conditions would significantly impact our ability to originate new lease transactions and manage our operations. We can provide no assurance in our ability to renew or to replace this line under similar terms and conditions, if at all.

Prior to obtaining the Sovereign revolving line of credit, on September 29, 2004, we entered into a three-year senior secured revolving line of credit with CIT under which we could borrow a maximum of $30 million based upon qualified lease receivables. Outstanding borrowings bore interest at Prime plus 1.5% or at the 90-day LIBOR

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus 4.0%. On July 20, 2007, by mutual agreement between CIT and us, we paid off and terminated the CIT line of credit without penalty.

F.	Stockholders’ Equity

Warrants

On April 14, 2003, we issued warrants to purchase an aggregate of 268,199 shares of our common stock at an exercise price of $0.825 per share. The warrants were issued to the lenders in connection with the waiver of the covenant defaults and the extension of our loan. The warrant holders have certain rights and privileges that provide them with anti-dilution protection in the event that the Company issues stock at a price below the warrants’ exercise price. During the year ended December 31, 2009 the Company adopted the provisions of ASC Topic 815, Derivatives and Hedging (formerly: EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). The Company has determined that these warrants are considered indexed to the Company’s own stock and in accordance with ASC Topic 815 the warrants continue to be accounted for as a component of equity. Due to the anti-dilutive rights contained in the warrant agreement, on June 10, 2004, an additional 2,207 warrants were issued to the lenders and all of the warrants were re-priced to $0.815 per share. The warrants held by the lenders became 50% exercisable on June 30, 2004. Since all of our obligations to the lenders were paid in full prior to September 30, 2004, the remaining 50% of the warrants were automatically canceled. In September 2004 we issued warrants to purchase an aggregate of 490 shares of our common stock at an exercise price of $0.815 per share. During the year ended December 31, 2005, the cashless exercise of 24,736 warrants resulted in the issuance of 20,596 shares. During the year ended December 31, 2006, the cashless exercise of 17,668 warrants resulted in the issuance of 13,983 shares. The remaining 93,289 warrants expire on September 30, 2014. The $77,000 fair market value of the warrants as determined using the Black-Scholes option-pricing model was accounted for as additional paid in capital and was being amortized to interest expense under the effective interest method. As of December 31, 2004, because the debt had been repaid in full, the entire $77,000 had been amortized to interest expense. The resulting effective interest rate on the senior credit facility was Prime plus 2.09%.

In connection with an $8 million line of credit, we issued warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $6.00 per share which expired on June 10, 2007.

In connection with a $30 million line of credit on September 29, 2004, we issued warrants to CIT to purchase 50,000 shares of our common stock at an exercise price of $0.825 per share which were exercised. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid-in capital and debt issue costs. The resulting debt issue cost of $139,000 was being amortized to interest expense under the effective interest method. Non-cash interest expense was $37,000 for the year ended December 31, 2007. During the year ended December 31, 2007, these warrants were exercised by the warrant holder.

We also issued warrants to our financial advisor, in connection with the CIT line of credit, to purchase 75,000 shares of our common stock at an exercise price of $3.704 per share which were exercised. The fair market value of the warrants, as determined using the Black-Scholes option-pricing model, was accounted for as additional paid in capital and debt issue costs. The resulting debt issue cost of $131,000 was being amortized over the life of the CIT line of credit. Debt issue cost expense related to these warrants was $43,000 for the year ended December 31, 2007. During the year ended December 31, 2007, these warrants were exercised by the warrant holder and the shares were subsequently repurchased and retired by the Company.

Stock Options and Restricted Stock

The Microfinancial 2008 Equity Incentive Plan (the “2008 Plan”) permits the Compensation and Benefits Committee of our Board of Directors to grant stock options, restricted stock, restricted stock units, shares of common stock without restrictions, and any other right to receive payment from the corporation based in whole or in

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part on the value of common stock. We reserved 1,000,000 shares of common stock for issuance pursuant to the 2008 Plan. All employees and directors of the Corporation or any of its affiliates are eligible to receive awards under the 2008 Plan. For purposes of calculating the shares remaining for grant under the 2008 Plan, grants of stock options or stock appreciation rights to any participant will reduce that reserve by one share for each share subject to the option or the settled portion of the stock appreciation right. Grants of restricted stock, restricted stock units and any other “full share” award will reduce the reserve by three shares for each share of common stock subject to the award, in the case of awards to employees, or by one share for each share of common stock subject to the award, in the case of awards to non-employee directors. Stock options under the 2008 Plan may be incentive stock options or nonstatutory stock options. The maximum cumulative number of shares available for grants of incentive stock options under the Plan is 1,000,000 shares. The committee determines the term of the option, including the amount, exercise price, vesting schedule and term, which may not exceed ten years. The per share exercise price of the option may not be less than 100% of the fair market value of the common stock on the grant date. No stock option granted to an employee under the 2008 Plan shall become fully vested within one year of grant date and no restricted stock or other awards made to an employee without any performance-based criteria other than the employee’s continued service will have a restricted period of less than one year. We may not in any fiscal year grant to any participant options or other awards covering more than 200,000 shares.

The 1998 Equity Incentive Plan (the “1998 Plan”) permits the Compensation and Benefits Committee of our Board of Directors to make various long-term incentive awards, generally equity-based, to eligible persons. We reserved 4,120,380 shares of our common stock for issuance pursuant to the 1998 Plan. Qualified stock options, which are intended to qualify as “incentive stock options” under the Internal Revenue Code, may be issued to employees at an exercise price per share not less than the fair value of our common stock on the date of grant. Nonqualified stock options may be issued to our officers, employees and directors, as well as our consultants and agents, at an exercise price per share not less than fifty percent of the fair value of our common stock on the date of grant. The vesting periods and expiration dates of the grants are determined by the Compensation and Benefits Committee. The option period term may not exceed ten years. The 1998 Plan expired in 2008 and was replaced by the 2008 Plan.

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

	Number	Amortized
	of	Compensation
	Shares	Expense

Non-vested at December 31, 2006	25,000
Granted	—
Vested	(10,000)	$32,000

Non-vested at December 31, 2007	15,000
Granted	—
Vested	(6,250)	$19,000

Non-vested at December 31, 2008	8,750
Granted	—
Vested	(5,000)	$14,000

Non-vested at December 31, 2009	3,750

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009 there was approximately $10,000 of total unrecognized compensation expense related to directors’ non-vested restricted stock activity. That cost is expected to be recognized over the next year.

In February 2007, executive officers and directors were granted a total of 77,654 shares of stock with a fair value of $3.96 per share for services rendered during the year ended December 31, 2006. The total 2007 expense related to the grant of theses shares was $309,000 and these shares were fully vested on the date of issuance.

In February 2007, we granted ten year options to our executive officers to purchase 40,188 shares of common stock at an exercise price of $5.77 per share. The options vest on the fifth anniversary of their grant. The total 2007 expense related to these options was $12,000. The total 2008 expense related to these options was $16,000 while the total 2009 expense related to these options was $7,000

In July 2007, we granted our non-employee directors a total of 11,682 shares of stock with a fair value of $6.18 per share in accordance with our directors’ compensation policy. The total 2007 expense related to the grant of these shares was $72,000.

In February 2008, we granted 10 year options to our executive officers to purchase 176,879 shares of common stock at an exercise price of $5.85 per share. The options vest over five years beginning on the second anniversary of the grant date. The total 2008 expense related to the grant was $58,000. The total 2009 expense related to these options was $39,000.

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

In February 2009, under our 2008 Equity Incentive Plan, we granted 10 year options to our executive officers to purchase 321,058 shares of common stock at an exercise price of $2.30 per share. The options vest over five years beginning on the second anniversary of the grant date. The total 2009 expense related to these options was $27,000

In February 2009, we granted our non-employee directors a total of 100,435 shares of stock with a fair value of $2.30 per share in accordance with our directors’ compensation policy. The total 2009 expense related to the grant of these shares was $231,000. These shares were fully vested on the date of issuance.

In July 2009, we granted our non-employee directors a total of 30,634 shares of stock with a fair value of $3.46 per share in accordance with our directors’ compensation policy. The total 2009 expense related to the grant of these shares was $107,000. These shares were fully vested on the date of issuance.

During the six months ended June 30, 2009, 400,000 options originally granted to members of the Board of Directors in February 1999 expired. In addition, 105,097 options granted to the former VP of Sales were forfeited upon his last date of employment in May 2009.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes stock option activity for the years ended December 31, 2009, 2008 and December 31, 2007:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price

Outstanding at December 31, 2006	1,242,500	$1.585 to $13.544	$9.189
Granted	40,188	$5.77	$5.77

Outstanding at December 31, 2007	1,282,688	$1.585 to $13.544	$9.08
Granted	176,879	$5.85	$5.85
Exercised	(17,500)	$1.585	$1.585

Outstanding at December 31, 2008	1,442,067	$1.585 to $13.544	$8.78
Granted	321,058	$2.30	$2.30
Expired	(400,000)	$12.31 to $13.544	$12.34
Forfeited	(105,097)	$2.30 to $5.85	$3.74

Outstanding at December 31, 2009	1,258,028	$1.585 to 13.10	$6.38

The options granted prior to and including 2007 vest over five years based solely on service and are exercisable only after they become vested. At December 31, 2009, 2008 and 2007, 825,000, 1,225,000 and 1,242,000, respectively, of the outstanding options were fully vested. The total intrinsic value of all options exercised during the year ended December 31, 2008 was $8,000.

Information relating to our outstanding stock options at December 31, 2009 is as follows:

	Outstanding			Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$9.78	350,000	0.15	—	$9.78	350,000	—
13.10	90,000	1.14	—	13.10	90,000	—
6.70	235,000	2.16	—	6.70	235,000	—
1.59	150,000	2.91	227,000	1.59	150,000	227,000
5.77	31,923	7.17	—	5.77	—	—
5.85	142,382	8.08	—	5.85	—	—
2.30	258,723	9.17	207,000	2.30	—	—

	1,258,028	3.86	$434,000	6.38	825,000	$227,000

Our Board of Directors elected to allow the cashless exercise of options exercised during the year ended December 31, 2005. As a result of the circumstances of the exercises, all awards made under the 1998 Plan were classified as share-based liability awards. During the year ended December 31, 2007 the total share-based employee compensation cost recognized for stock options was $517,000. We did not recognize a related income tax benefit during the year as no options were exercised.

In accordance with ASC Topic 718, Compensation — Stock Compensation (formerly SFAS 123(R) — Share Based Payments), for share-based liability awards, we recognize compensation cost equal to the greater of (a) the grant date fair value or (b) the fair value of the modified liability when it is settled. In addition, we will recognize any incremental compensation cost as it is incurred. For the year ended December 31, 2007, we recognized an additional $503,000, in compensation expense due to the change in the fair value of the share-based liability awards outstanding.

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

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of topic ASC Topic 718 and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 Share Based Payments. Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of the stock, the risk-free interest rate and the dividend yield.

During the year ended December 31, 2009, 321,059 options were granted with an exercise price of $2.30 per share. The fair value of these awards was $0.55 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.50, annualized volatility of 55.54%, expected dividend yield of 8.70%, and a risk — free interest rate of 2.28%. The options vest over five years beginning on the second anniversary of the grant date. During the year ended December 31, 2009 we have recognized $27,000 of costs related to these options. As of December 31, 2009 we had approximately $117,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 4 years.

During the year ended December 31, 2008, 176,879 options were granted with an exercise price of $5.85 per share. The fair value of these awards was $1.78 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.25, annualized volatility of 41.30%, expected dividend yield of 3.70%, and a risk — free interest rate of 2.66%. The options vest over five years beginning on the second anniversary of the grant date. During the year ended December 31, 2009 we have recognized $39,000 of costs related to these options. As of December 31, 2009 we had approximately $156,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 3 years.

During the year ended December 31, 2007, 40,188 options were granted with an exercise price of $5.77. The fair value of these awards was $2.08 per share. The options were valued at the date of grant using the following assumptions; expected life in years of 7, annualized volatility of 43.62%, expected dividend yield of 3.47%, and a risk free interest rate of 4.62%. During the year ended December 31, 2009 we have recognized $7,000 of costs related to theses options. As of December 31, 2009 we had approximately $29,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 2 years.

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

Common Stock Reserved

At December 31, 2009 1,258,028 shares of common stock were reserved for common stock option exercises. At December 31, 2008, 1,442,067 shares of common stock were reserved for common stock option exercises. At December 31, 2007, 1,282,688 shares of common stock were reserved for common stock option exercises. At December 31, 2009, 2008, and 2007, 579,479, 969,271 and 1,537,118 shares of common stock were reserved for future grants, respectively.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We reserved shares of common stock at December 31, 2009 as follows:

Warrants	93,289
Stock options	1,258,028
Restricted stock grants	3,750
Reserved for future grants [under 2008 Equity Incentive Plan]	579,479

Total	1,934,546

G.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$—	$—	$67
State	764	358	188

	764	358	255

Deferred:
Federal	1,699	2,988	3,269
State	(232)	(140)	(221)

	1,467	2,848	3,048

Total	$2,231	$3,206	$3,303

At December 31, 2009 and 2008, the components of the net deferred tax liability were as follows:

	2009	2008

Deferred tax assets:
Allowance for credit losses	$5,542	$4,713
Depreciation and amortization	18,318	17,640
Federal alternative minimum tax credit	808	808
Federal NOL carryforward	5,877	4,146
State NOL and other state attributes	3,792	3,440
State valuation allowance	(948)	(1,289)

Total deferred tax assets	33,389	29,458

Deferred tax liabilities:
Lease receivable and unearned income	(30,248)	(26,109)
Residual value	(7,605)	(6,131)
Initial direct costs	(399)	(325)
Reserve for contingencies	—	(289)

Total deferred tax liabilities	(38,252)	(32,854)

Net deferred tax liability	$(4,863)	$(3,396)

At December 31, 2009, we had federal loss carry-forwards of $16.8 million which may be used to offset future income. At December 31, 2009, we had state net operating loss carry-forwards of $15.7 million which may be

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to offset future income. The state NOL’s have restrictions and expire in approximately one to twenty years. We recorded a valuation allowance against some of our state deferred tax assets as it is unlikely that these deferred tax assets will be fully realized.

The following is reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

	Year Ended December 31,
	2009	2008	2007

Federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	7.43	4.33	7.10
State valuation allowance	(3.48)	(3.33)	(6.35)
Reversal of state income tax reserve	(4.33)	(1.17)	(2.02)
Nondeductible expenses and other	0.47	0.18	1.02

Effective income tax rate	35.09%	35.01%	34.75%

The calculation of our tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. We record liabilities for estimated tax obligations for federal and state purposes. For the years ended December 31, 2009, 2008 and 2007, the nondeductible expenses and other rate of 0.47%, 0.18% and 1.02% respectively, includes certain non-deductible stock-based compensation.

Uncertain Tax Positions

As of December 31, 2009, we had a liability of $32,000 and a liability of $8,000 for accrued interest and penalties related to various state income tax matters. Of these amounts, approximately $26,000 would impact our effective tax rate after a $14,000 federal tax benefit for state income taxes. As of December 31, 2008 we had a liability of $289,000 for unrecognized tax benefits and a liability of $156,000 for accrued interest and penalties related to various state income tax matters. As of December 31, 2007, we had a liability of $450,000 for unrecognized tax benefits and a liability of $170,000 for accrued interest and penalties related to various state income tax matters. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$620,000
Additions for tax positions related to current year	32,000
Reductions for tax positions as a result of:
Settlements	(44,000)
Lapse of statute of limitations	(163,000)

Balance at December 31, 2008	445,000
Additions for tax positions related to current year	39,550
Reductions for tax positions as a result of:
Lapse of statute of limitations	(445,000)

Balance at December 31, 2009	$39,550

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2006 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2005.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Commitments and Contingencies

Operating Leases

The lease for our facility in Woburn, Massachusetts expires in 2010. At December 31, 2009, future minimum lease payments under non-cancelable operating leases are $237,000 in 2010. Rental expense under operating leases totaled $303,000, $296,000 and $280,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Capital Leases

At December 31, 2008 future minimum lease payments under our capital leases were as follows:

For the years ended December 31,
2010	$70,000
2011	25,000
2012	1,000

Total minimum payments	96,000
Less amounts representing interest	(3,000)

Total	93,000

Dividends

On January 22, 2010 we declared a dividend of $0.05 per share payable on February 15, 2010 to shareholders of record of MicroFinancial Incorporated stock on February 1, 2010.

Legal Matters

We are involved from time to time in litigation incidental to the conduct of our business. Although we do not expect that the outcome of any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period. We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

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

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are eligible to contribute up to 100% of their gross salary until they reach the maximum annual contribution amount allowed under the Internal Revenue Code. We match $0.50 for every $1.00 contributed by an employee up to 6% of the employee’s salary; the maximum match is 3%. Vesting of our contributions is over a five-year period at 20% per year. Our payments on behalf of the defined contribution plan were $100,000, $83,000 and $75,000 in the years ended December 31, 2009, 2008, and 2007 respectively.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2009, our top dealer accounted for 3.6% of all leases originated. No dealer accounted for more than 5% of all leases originated in 2009. During the years ended December 31, 2008 our top dealers accounted for 4.5% of all leases originated. During the year ended December 31, 2007 our top two dealers accounted for 10.0% and 8.4%, respectively, of all leases originated. No other dealer accounted for more than 5% of leases originated in 2007.

We service leases and rental contracts in all 50 states of the United States and its territories. As of December 31, 2009, leases in California, Florida, Texas and New York accounted for approximately 12%, 13%, 8%, and 7%, respectively, of the total portfolio. As of December 31, 2008, California, Florida, Texas, and New York accounted for approximately 12%, 13%, 8%, and 7%, respectively, of the total portfolio. As of December 31, 2007, California, Florida, Texas, and New York accounted for approximately 13%, 13%, 8%, and 7%, respectively, of the total portfolio. No other states accounted for more than 5% of the total portfolio as of the end of any of the years 2009, 2008 or 2007.