Form 10-Q
period 2010-03-31
MICROFINANCIAL INC
filed 2010-05-17
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of April 30, 2010, 14,230,670 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$1,381	$391
Restricted cash	771	834
Net investment in leases:
Receivables due in installments	178,217	175,615
Estimated residual value	19,618	19,014
Initial direct costs	1,508	1,509
Less:
Advance lease payments and deposits	(2,754)	(2,411)
Unearned income	(56,318)	(55,821)
Allowance for credit losses	(13,802)	(13,856)

Net investment in leases	126,469	124,050
Investment in rental contracts, net	399	379
Property and equipment, net	614	699
Other assets	636	744

Total assets	$130,270	$127,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$54,776	$51,906
Accounts payable	1,802	2,011
Capital lease obligation	76	93
Other liabilities	1,691	1,250
Income taxes payable	153	209
Deferred income taxes	4,952	4,863

Total liabilities	63,450	60,332

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2010 and December 31, 2009	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,229,420 and 14,174,326 shares issued at March 31, 2010 and December 31, 2009, respectively	142	142
Additional paid-in capital	46,396	46,197
Retained earnings	20,282	20,426

Total stockholders’ equity	66,820	66,765

Total liabilities and stockholders’ equity	$130,270	$127,097

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Income on financing leases	$8,122	$6,789
Rental income	1,958	2,209
Income on service contracts	141	189
Loss and damage waiver fees	1,104	986
Service fees and other	993	671
Interest income	—	13

Total revenues	12,318	10,857

Expenses:
Selling, general and administrative	3,230	3,572
Provision for credit losses	6,931	5,453
Depreciation and amortization	428	335
Interest	811	516

Total expenses	11,400	9,876

Income before provision for income taxes	918	981
Provision for income taxes	353	378

Net income	$565	$603

Net income per common share — basic	$0.04	$0.04

Net income per common share — diluted	$0.04	$0.04

Weighted-average shares:
Basic	14,210,275	14,103,116

Diluted	14,409,175	14,249,712

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Cash received from customers	$21,856	$17,356
Cash paid to suppliers and employees	(4,034)	(4,074)
Cash paid for income taxes	(321)	(46)
Interest paid	(432)	(409)
Interest received	—	13

Net cash provided by operating activities	17,069	12,840

Cash flows from investing activities:
Investment in lease and rental contracts	(17,978)	(16,892)
Investment in direct costs	(277)	(295)
Investment in property and equipment	(31)	(106)

Net cash used in investing activities	(18,286)	(17,293)

Cash flows from financing activities:
Proceeds from secured debt	24,192	18,361
Repayment of secured debt	(21,322)	(15,918)
Decrease (increase) in restricted cash	63	(241)
Proceeds from capital lease obligation	—	31
Repayment of capital lease obligations	(17)	(16)
Payment of dividends	(709)	(702)

Net cash provided by financing activities	2,207	1,515

Net change in cash and cash equivalents	990	(2,938)
Cash and cash equivalents, beginning of period	391	5,047

Cash and cash equivalents, end of period	$1,381	$2,109

Reconciliation of net income to net cash provided by operating activities:
Net income	565	603
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(8,122)	(6,789)
Depreciation and amortization	428	335
Provision for credit losses	6,931	5,453
Recovery of equipment cost and residual value	16,693	12,696
Stock-based compensation expense	30	29
Changes in assets and liabilities:
Current taxes payable	(56)	203
Deferred income taxes	89	129
Decrease (increase) in other assets	108	(45)
Decrease in accounts payable	(38)	(11)
Increase in other liabilities	441	237

Net cash provided by operating activities	$17,069	$12,840

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$171	$231
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
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.
     The balance sheet at December 31, 2009 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We take charge-offs against our receivables when such receivables are deemed uncollectible. In general a receivable is deemed uncollectable when it is 360 days past due or earlier when other adverse events occur with respect to an account. Historically, the typical

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.
     A summary of the activity in our allowance for credit losses for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
Allowance for credit losses beginning balance	$13,856	$11,722
Provision for credit losses	6,931	5,453
Charge-offs	(7,901)	(5,511)
Recoveries	916	1,062

Allowance for credit losses ending balance	$13,802	$12,726

Fair Value of Financial Instruments
     For financial instruments including cash and cash equivalents, restricted cash, accounts payable, the revolving line of credit, and other liabilities, we believe that the carrying amount approximates fair value. The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. Due to the short-term nature of our revolving line of credit, the fair value of our revolving line of credit at March 31, 2010 approximates its carrying value.
Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. At March 31, 2010 and 2009, 499,305 and 1,213,125 options were respectively excluded from the computation of diluted net income per share because their effect would have been antidilutive.
     Net income per share for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009

Net income	$565	$603

Weighted average common shares outstanding	14,210,275	14,103,116
Dilutive effect of common stock options, warrants and restricted stock	198,900	146,596

Shares used in computation of net income per common share — diluted	14,409,175	14,249,712

Net income per common share — basic	$0.04	$0.04

Net income per common share — diluted	$0.04	$0.04

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
Stock-Based Employee Compensation
     Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance. In February 2010, under our 2008 Equity Incentive Plan the Compensation and Benefits Committee of our Board of Directors granted 33,518 restricted stock units to our executive officers. The restricted stock units vest over five years at 25% annually beginning on the second anniversary of the grant date. The restricted stock units were valued on the date of grant and the fair value of these awards was $3.15 per share.
     The following summarizes stock option activity for the three months ended March 31, 2010:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price
Outstanding at December 31, 2009	1,258,028	$1.585 to $13.10	$6.38
Granted	—
Expired	(350,000)	$9.78	$9.78
Forfeited	—

Outstanding at March 31, 2010	908,028	$1.585 to $13.10	$6.27

     In February 2010, we granted our non-employee directors a total of 53,844 shares of stock with immediate vesting and a fair value of $3.15 per share in accordance with our director’s compensation policy.
     Director John Everets was appointed to the Board as a non employee director on August 15, 2006. In connection with his appointment he was granted 25,000 shares of restricted stock which vested 20% upon grant and 5% on the first day of each quarter subsequent to the grant date. The restricted share fair value was $3.35 per share. The compensation expense associated with the grant is recognized as vesting occurs. As of March 31, 2010, 2,500 restricted shares remain unvested under Mr. Everets’ grant.
     The following table summarizes unvested restricted stock activity:

	Restricted Stock		Restricted Stock Units
	Number	Amortized	Number	Amortized
	of	Compensation	of	Compensation
	Shares	Expense	Shares	Expense
Non-vested at December 31, 2009	3,750	—	—	—
Granted	53,844	—	33,518	—
Vested	(55,094)	$3,400	—	$3,500

Non-vested at March 31, 2010	2,500	$3,400	33,518	$3,500

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
Information relating to our outstanding stock options at March 31, 2010 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
Exercise		Average	Intrinsic	Average		Intrinsic
Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$13.10	90,000	.89	—	$13.10	90,000	—
6.70	235,000	1.91	—	6.70	235,000	—
1.59	150,000	2.66	356,000	1.59	150,000	356,000
5.77	31,923	6.92	—	5.77	—	—
5.85	142,382	7.83	—	5.85	35,596	—
2.30	258,723	8.92	429,000	2.30	—	—

	908,028	5.03	$785,000	6.27	510,596	$356,000

     During the three months ended March 31, 2010 and 2009, the total share based employee compensation cost recognized was $30,000 and $29,000, respectively. During the three months ended March 31, 2010, 350,000 options expired. There were no options granted or exercised during the three months ended March 31, 2010.
Cash and Cash Equivalents
     We consider all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.
Concentration of Credit Risk
     We deposit our cash and invest in short-term investments primarily through national commercial banks. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) are exposed to loss in the event of nonperformance by the institution. The Company has had cash deposits in excess of the FDIC insurance coverage.
C. Revolving line of credit
     On August 2, 2007, we entered into a three-year $30 million revolving line of credit with Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. On July 9, 2008, we entered into an amended agreement to increase our revolving line of credit with Sovereign to $60 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets and, until February 2009, bore interest at Prime or at a London Interbank Offered Rate (“LIBOR”) plus 2.75%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. On February 10, 2009, we entered into an amended agreement to increase our revolving line of credit with Sovereign to $85 million. Under the amended agreement, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. All other terms of the facility remained the same. At March 31, 2010 and 2009 all of our loans were Prime Rate Loans. The interest rate on our revolving line of credit was 5.00% at March 31, 2010. The amount available on our revolving line of credit at March 31, 2010 was $30.2 million. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of March 31, 2010, we were in compliance with all covenants under the revolving line of credit.
     The maturity date of the amended agreement is August 2, 2010, at which time the outstanding balance plus interest becomes due and payable. It is our intention to renew the current credit facility or replace it with a new facility from another financing source under similar terms and conditions prior to the scheduled maturity date. A failure to renew or replace the revolving credit facility under similar terms and conditions would significantly

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
impact our ability to originate new lease transactions and manage our operations. We can provide no assurance in our ability to renew or to replace this line under similar terms and conditions.
     The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. Due to the short-term nature of our revolving line of credit the fair at March 31, 2010 approximates its carrying value.
D. Commitments and Contingencies
Legal Matters
     We are involved from time to time in litigation incidental to the conduct of our business. Although we do not expect that the outcome of any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period. We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we access the likelihood of loss as probable.
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
Dividends
     On January 22, 2010 we declared a dividend of $0.05 payable on February 15, 2010 to shareholders of record on February 1, 2010. On April 20, 2010, we declared a dividend of $0.05 payable on May 14, 2010 to stockholders of record on May 3, 2010
E. Subsequent Events
     We have evaluated all events or transactions that occurred through the date on which we issued these financial statements. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.
F. Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Accounting Standard Codification (“ASC”) 860. This topic requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on our consolidated financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10. This topic modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on our consolidated financial position or results of operations.
     In January 2010, the FASB issued Accounting Standard Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures.” This update provides amendments to Subtopic 820-10 that require new disclosures as follows:
1.	Transfers in and out of Levels 1 and 2. A reporting entry should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.	Activity in level

3.	Fair value measurements.
     In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-6 did not have a material effect on our consolidated financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following information should be read in conjunction with our condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes” “anticipates” “expects,” intends and similar expressions are intended to identify forward-looking statements. We caution that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such statements contain a number of risks and uncertainties, including but not limited to: our need for financing in order to originate leases and contracts; the demand for the equipment types we offer, expansion into new markets and the development of a sizeable dealer base; our significant capital requirements; risks associated with economic downturns; risks of defaults in our leases and the adequacy our provision for credit losses; higher interest rates; intense competition; changes in our regulatory environment; the availability of qualified personnel, our ability to refinance our credit facility on acceptable terms and risks associated with acquisitions. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. We cannot assure that we will be able to anticipate or respond timely to changes which could adversely affect our operating results. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock. Statements relating to past dividend payments or our current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in our business, see the risk factors included in our most recent Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission.
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
     We finance the funding of our leases and contracts primarily through cash provided by operating activities and our revolving line of credit. On August 2, 2007, we entered into a new three-year $30 million line of credit with Sovereign Bank based on qualified TimePayment lease receivables. On July 9, 2008 we entered into an amended agreement to increase our line of credit with Sovereign from $30 million to $60 million. On February 10, 2009 we entered into an amended agreement to increase the line of credit again to $85 million. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Until the February 2009 amendment, outstanding borrowings bore interest at Prime or at LIBOR plus 2.75%. Following the amendment, outstanding borrowings bear interest at either Prime plus 1.75% or LIBOR plus 3.75%, in each case subject to a minimum interest rate of 5%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically coverts to a Prime Rate Loan.
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
Critical Accounting Policies
     Our significant accounting policies are more fully described in Note B to the condensed consolidated financial statements included in this Quarterly Report and in Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of our consolidated financial position and results of operations. These policies require the application of significant judgment by us and as a result, are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information obtained from dealers and other sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the three months ended March 31, 2010.

Results of Operations — Three months ended March 31, 2010 compared to the three months ended March 31, 2009
     Revenue

	Three Months Ended March 31,
	2010	Change	2009
	(Dollars in thousands)
Income on financing leases	$8,122	19.6%	$6,789
Rental income	1,958	(11.4)	2,209
Income on service contracts	141	(25.4)	189
Loss and damage waiver fees	1,104	12.0	986
Service fees and other income	993	48.0	671
Interest income	—	(100.0)	13

Total revenues	$12,318	13.5%	$10,857

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
     Total revenues for the three months ended March 31, 2010 were $12.3 million, an increase of $1.5 million, or 13.5%, from the three months ended March 31, 2009. The overall increase was due to an increase of $1.3 million in income on financing leases and a $440,000 increase in fees and other income partially offset by a decrease of $251,000 in rental income, a decrease of $48,000 in income on service contacts and a decrease of $13,000 in interest income. The decline in rental income is the result of the attrition of LeaseComm rental contracts which is offset in part by TimePayment lease contracts coming to term and converting to rentals. Service contact revenue continues to decline since we have not funded any new service contracts since 2004.
     Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2010	Change	2009
	(Dollars in thousands)
Selling, general and administrative	$3,230	(9.6%)	$3,572
As a percent of revenue	26.2%		32.9%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $342,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The decrease was primarily driven by decreases in accrued executive bonus compensation expense and payroll taxes of $167,000, legal expenses of $73,000 and collection expenses of $35,000. The number of employees as of March 31, 2010 was 114 compared to 102 as of March 31, 2009.
     Provision for Credit Losses

	Three Months Ended March 31,
	2010	Change	2009
	(Dollars in thousands)
Provision for credit losses	$6,931	27.1%	$5,453
As a percent of revenue	56.3%		50.2%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $1.5 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, while net charge-offs increased by 57.0% to $7.0 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The increase in the allowance reflects the growth in lease receivables associated with new lease originations, increased delinquency levels, and the current economic conditions.
     Depreciation and Amortization

	Three Months Ended March 31,
	2010	Change	2009
	(Dollars in thousands)
Depreciation — fixed assets	$115	9.5%	$105
Depreciation — rental equipment	313	46.3	214
Amortization — service contracts	—	(100.0)	16

Total depreciation and amortization	$428	27.8%	$335

As a percent of revenue	3.5%		3.1%
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
     Depreciation expense on rental contracts increased by $99,000 and amortization of service contracts decreased by $16,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The increase in depreciation is due to the increase in the overall size of our TimePayment rental equipment portfolio. Depreciation and amortization of property and equipment increased by $10,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.
     Service contracts were recorded at cost and amortized over their estimated life of 84 months. We have not originated any new service contracts since 2004.
     Interest Expense

	Three Months Ended March 31,
	2010	Change	2009
	(Dollars in thousands)
Interest	$811	57.2%	$516
As a percent of revenue	6.6%		4.8%
     We pay interest on borrowings under our revolving line of credit. Interest expense increased by $295,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. This increase resulted primarily from our increased level of borrowings. At March 31, 2010, the balance on our revolving line of credit was $54.8 million compared to $35.8 million at March 31, 2009.
     Provision for Income Taxes

	Three Months Ended March 31,
	2010	Change	2009
	(Dollars in thousands)
Provision for income taxes	$353	(6.6)%	$378
As a percent of revenue	2.9%		3.5%
As a percent of income before taxes	38.5%		38.5%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes decreased by $25,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. This decrease resulted primarily from the $63,000 decrease in pre-tax income for the three months ended March 31, 2009 to the three months ended March 31, 2010.
     As of December 31, 2009, we had a liability of $32,000 for unrecognized tax benefits and a liability of $8,000 for accrued interest and penalties related to various state income tax matters. As of March 31, 2010 we had a liability of $35,000 for unrecognized tax benefits and a liability of $12,000 for accrued interest and penalties. Of these amounts, approximately $31,000 would impact our effective tax rate after a $16,000 federal tax benefit for state income taxes. The increase in the unrecognized tax benefit relates to $15,000 in additional tax liability and accrued interest expense less $8,000 related to the closing of an audit. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2006 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2005.
     Fair Value of Financial Instruments
     For financial instruments including cash and cash equivalents, restricted cash, accounts payable, the revolving line of credit, and other liabilities, we believe that the carrying amount approximates fair value. The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. Due to the short-term nature of our revolving line of credit, the fair value of our revolving line of credit at March 31, 2010 approximates its carrying value.
     Other Operating Data
     Dealer funding was $18.1 million for the three months ended March 31, 2010, an increase of $1.0 million or 6.1%, compared to the three months ended March 31, 2009. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $197.9 million at December 31, 2009 to $200.9 million at March 31, 2010. Net cash provided by operating activities increased by $4.2 million, or 32.9%, to $17.1 million during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.
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

(dollars in thousands)	March 31, 2010		December 31, 2009
Current	$145,415	81.6%	$140,000	79.7%
31-60 days past due	5,294	3.0	6,233	3.6
61-90 days past due	4,671	2.6	5,336	3.0
Over 90 days past due	22,837	12.8	24,046	13.7

Gross receivables due in installments	$178,217	100.0%	$175,615	100.0%

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
     For the three months ended March 31, 2010 and 2009, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $17.1 million for the three months ended March 31, 2010 compared to $12.8 million for the three months ended March 31, 2009. At March 31, 2010, we had approximately $54.8 million outstanding under our revolving credit facility and had available borrowing capacity of approximately $30.2 million as described below.
     We used net cash in investing activities of $18.3 million during the three months ended March 31, 2010 and $17.3 million for the three months ended March 31, 2009. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.
     Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2010 compared to $1.5 million for the three months ended March 31, 2009. Financing activities primarily consist of the borrowings and repayments on our revolving line of credit and dividend payments.
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
Borrowings
     We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	March 31, 2010				December 31, 2009
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$54,776	5.00%	$30,224	$85,000	$51,906	5.00%	$33,094	$85,000

(1)	The unused capacity is subject to the borrowing base formula.
     On August 2, 2007, we entered into a new three-year $30 million revolving line of credit with Sovereign based on qualified lease receivables. On July 9, 2008 we entered into an amended agreement to increase our revolving line of credit with Sovereign to $60 million. On February 10, 2009 we entered into an amended agreement to increase the line of credit again to $85 million. The maturity date of the amended agreement is August 2, 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Until the February 2009 amendment, outstanding borrowings bore interest at Prime or the 90-day LIBOR plus 2.75%.

Following the amendment, outstanding borrowings bear interest at Prime plus 1.75% or LIBOR plus 3.75%, subject in each case to a minimum interest rate of 5%. At March 31, 2010 all of our loans were Prime Rate Loans. The interest rate on the revolving line of credit was 5.00% at March 31, 2010. As of March 31, 2010 the qualified lease receivables eligible under the borrowing base exceeded the $85 million revolving line of credit. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of March 31, 2010, we were in compliance with all covenants under the revolving line of credit.
Dividends
     During the three months ended March 31, 2010 we declared a dividend of $0.05 payable on February 15, 2010 to shareholders of record on February 1, 2010. During the three months ended March 31, 2009 we did not declare a dividend. During the three months ended December 31, 2008 we declared a dividend of $0.05 payable on January 19, 2009 to shareholders of record on January 5, 2009.
     On April 20, 2010, we declared a dividend of $0.05 payable on May 14, 2010 to stockholders of record on May 3, 2010.
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
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements that require future payments. For the three months ended March 31, 2010 we had borrowed $24.2 million against our line of credit and had repaid $21.3 million. The $54.8 million of outstanding borrowings as of March 31, 2010 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $237,000 annually for the year 2010.
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of March 31, 2010, we have repaid all of our fixed-rate debt and have $54.8 million of outstanding variable interest rate obligations under our revolving line of credit.
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
     Internal controls over financial reporting: During the first quarter of our fiscal year ending December 31, 2010, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
     For a discussion of the material risks that we face relating to our business, financial performance and industry, as well as other risks that an investor in our common stock may face, see the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
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
Date: May 17, 2010