Form 10-Q
period 2010-06-30
MICROFINANCIAL INC
filed 2010-08-16
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2010, 14,266,345 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,510	$391
Restricted cash	858	834
Net investment in leases:
Receivables due in installments	184,584	175,615
Estimated residual value	20,464	19,014
Initial direct costs	1,521	1,509
Less:
Advance lease payments and deposits	(3,075)	(2,411)
Unearned income	(58,008)	(55,821)
Allowance for credit losses	(13,431)	(13,856)

Net investment in leases	132,055	124,050

Investment in rental contracts, net	408	379
Property and equipment, net	534	699
Other assets	633	744

Total assets	$135,998	$127,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$59,016	$51,906
Accounts payable	2,169	2,011
Capital lease obligation	60	93
Dividends payable	2	—
Other liabilities	2,019	1,250
Income taxes payable	135	209
Deferred income taxes	5,156	4,863

Total liabilities	68,557	60,332

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,230,670 and 14,174,326 shares issued at June 30, 2010 and December 31, 2009, respectively	142	142
Additional paid-in capital	46,428	46,197
Retained earnings	20,871	20,426

Total stockholders’ equity	67,441	66,765

Total liabilities and stockholders’ equity	$135,998	$127,097

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Income on financing leases	$8,509	$7,098	$16,631	$13,887
Rental income	1,920	2,138	3,878	4,347
Income on service contracts	132	175	273	364
Loss and damage waiver fees	1,119	1,018	2,223	2,004
Service fees and other	940	699	1,933	1,370
Interest income	1	1	1	14

Total revenues	12,621	11,129	24,939	21,986

Expenses:
Selling, general and administrative	3,581	3,492	6,811	7,064
Provision for credit losses	5,562	4,993	12,493	10,446
Depreciation and amortization	474	383	902	718
Interest	885	661	1,696	1,177

Total expenses	10,502	9,529	21,902	19,405

Income before provision for income taxes	2,119	1,600	3,037	2,581
Provision for income taxes	818	616	1,171	994

Net income	$1,301	$984	$1,866	$1,587

Net income per common share – basic	$0.09	$0.07	$0.13	$0.11

Net income per common share – diluted	$0.09	$0.07	$0.13	$0.11

Weighted-average shares:
Basic	14,230,670	14,141,192	14,220,529	14,122,259

Diluted	14,452,575	14,239,391	14,432,535	14,214,308

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2008	14,038,257	$140	$45,774	$18,424	$64,338

Stock issued for deferred compensation	131,069	2	336	—	338
Stock-based compensation	—	—	73	—	73
Amortization of unearned compensation	5,000	—	14	—	14
Common stock dividends ($0.20 per share)	—	—	—	(2,125)	(2,125)
Net income	—	—	—	4,127	4,127

Balance at December 31, 2009	14,174,326	$142	$46,197	$20,426	$66,765

Stock issued for deferred compensation	53,844	—	169	—	169
Stock-based compensation	—	—	55	—	55
Amortization of unearned compensation	2,500	—	7	—	7
Common stock dividends ($0.10 per share)	—	—	—	(1,421)	(1,421)
Net income	—	—	—	1,866	1,866

Balance at June 30, 2010	14,230,670	$142	$46,428	$20,871	$67,441

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Cash received from customers	$44,928	$35,966
Cash paid to suppliers and employees	(7,824)	(7,768)
Income taxes paid	(951)	(164)
Interest paid	(1,173)	(952)
Interest received	1	13

Net cash provided by operating activities	34,981	27,095

Cash flows from investing activities:
Investment in lease and rental contracts	(38,857)	(36,353)
Investment in direct costs	(575)	(631)
Investment in property and equipment	(62)	(102)

Net cash used in investing activities	(39,494)	(37,086)

Cash flows from financing activities:
Proceeds from secured debt	50,933	41,384
Repayment of secured debt	(43,823)	(33,753)
Increase in restricted cash	(24)	(244)
Repayment of capital lease obligations	(33)	(31)
Payment of dividends	(1,421)	(1,409)

Net cash provided by financing activities	5,632	5,947

Net change in cash and cash equivalents	1,119	(4,044)
Cash and cash equivalents, beginning of period	391	5,047

Cash and cash equivalents, end of period	$1,510	$1,003

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,866	$1,587
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(16,631)	(13,887)
Depreciation and amortization	902	718
Provision for credit losses	12,493	10,446
Recovery of equipment cost and residual value	34,862	26,636
Stock-based compensation expense	62	34
Changes in assets and liabilities:
Current taxes payable	(74)	491
Deferred income taxes	293	338
Other assets	111	(180)
Accounts payable	328	277
Other liabilities	769	635

Net cash provided by operating activities	$34,981	$27,095

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$169	$231
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

A. Nature of Business
     MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. (“TimePayment”) and Leasecomm Corporation (“LeaseComm”). TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment during 2009 was approximately $5,500 compared to the 2010 year to date average of $5,700. Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations, brokers and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.
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
     We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analyses of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We charge-off our receivables when such receivables are deemed uncollectible. In general, a receivable is deemed uncollectible when it is 360 days past due or earlier when other adverse events occur with respect to an account. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.

     A summary of the activity in our allowance for credit losses is as follows:

	Six Months Ended
	June 30,
	2010	2009
Allowance for credit losses, beginning	$13,856	$11,722
Provision for credit losses	12,493	10,446
Charge-offs	(14,946)	(10,675)
Recoveries	2,028	2,016

Allowance for credit losses, ending	$13,431	$13,509

Fair Value of Financial Instruments
     For financial instruments including cash and cash equivalents, restricted cash, accounts payable, the revolving line of credit, and other liabilities, we believe that the carrying amount approximates fair value. The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. Due to the short-term nature of our revolving line of credit, the fair value of our revolving line of credit at June 30, 2010 approximates its carrying value. The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities.
Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. For the three months ended June 30, 2010, 499,305 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the six months ended June 30, 2010, 849,305 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the three and six months ended June 30, 2009, 1,108,028 options were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$1,301	$984	$1,866	$1,587

Weighted average common shares outstanding	14,230,670	14,141,192	14,220,529	14,122,259
Dilutive effect of common stock options, warrants and restricted stock	221,905	98,199	212,006	92,049

Shares used in computation of net income per common share — diluted	14,452,575	14,239,391	14,432,535	14,214,308

Net income per common share — basic	$0.09	$0.07	$0.13	$0.11

Net income per common share — diluted	$0.09	$0.07	$0.13	$0.11

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
     In February 2009, under our 2008 Equity Incentive Plan, we granted 10 year options to our executive officers to purchase 321,058 shares of common stock at an exercise price of $2.30 per share. The fair value of these awards was $0.55 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.50, annualized volatility of 55.54%, expected dividend yield of 8.70%, and a risk—free interest rate of 2.28%. The options vest over five years beginning on the second anniversary of the grant date.
     During the six months ended June 30, 2010, 350,000 options originally granted to members of the Board of Directors in February 2000 expired. During the six months ended June 30, 2009, 400,000 options originally granted to members of the Board of Directors in February of 1999 expired. In addition, 105,097 options granted to the former VP of Sales were forfeited upon his last date of employment in May 2009.
     The following summarizes stock option activity for the six months ended June 30, 2010:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price
Outstanding at December 31, 2009	1,258,028	$1.585 to $13.10	$6.38
Granted	—
Expired	(350,000)	$9.78	$9.78
Forfeited	—

Outstanding at June 30, 2010	908,028	$1.585 to $13.10	$6.27

     In February 2010, we granted our non-employee directors a total of 53,844 shares of stock with immediate vesting and a fair value of $3.15 per share in accordance with our director compensation policy.
     Director John Everets was appointed to the Board as a non employee director on August 15, 2006. In connection with his appointment he was granted 25,000 shares of restricted stock which vested 20% upon grant and 5% on the first day of each quarter subsequent to the grant date. The restricted share fair value was $3.35 per share. The compensation expense associated with the grant is recognized as vesting occurs. As of June 30, 2010, 1,250 restricted shares remain unvested under Mr. Everets’ grant.
The following table summarizes unvested restricted stock activity:

	Restricted Stock		Restricted Stock Units
	Number	Amortized	Number	Amortized
	of	Compensation	of	Compensation
	Shares	Expense	Shares	Expense
Non-vested at December 31, 2009	3,750	—	—	—
Granted	53,844	—	33,518	—
Vested	(56,344)	$6,800	—	$9,000

Non-vested at June 30, 2010	1,250		33,518

Information relating to our outstanding stock options at June 30, 2010 is as follows:

		Outstanding			Exercisable
		Weighted-		Weighted-
Exercise		Average	Intrinsic	Average		Intrinsic
Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value
$13.10	90,000	0.64	$—	13.10	90,000	$—
6.70	235,000	1.66	—	6.70	235,000	—
1.59	150,000	2.41	285,000	1.59	150,000	285,000
5.77	31,923	6.67	—	5.77	—	—
5.85	142,382	7.58	—	5.85	35,596	—
2.30	258,723	8.67	308,000	2.30	—	—

	908,028	4.78	$593,000	6.27	510,596	$285,000

     During the three months ended June 30, 2010 and 2009, the total share based employee compensation cost recognized was $32,000 and $4,000, respectively. During the six months ended June 30, 2010 and 2009, the total share based compensation cost recognized was $62,000 and $34,000, respectively. For the period ended June 30, 2009, approximately $23,000 of previously recognized employee compensation cost was reversed in connection with 105,097 options which were forfeited during the period. During the six months ended June 30, 2010, 350,000 options expired. There were no options granted or exercised during the six months ended June 30, 2010.
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
C. Revolving line of credit
     On August 2, 2007, we entered into a three-year revolving line of credit with Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 28, 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets and, as of June 30, 2010, bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 28, 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. At June 30, 2010 and 2009 all of our loans were Prime Rate Loans. The interest rate on our revolving line of credit was 5.00% at June 30, 2010. The amount available on our revolving line of credit at June 30, 2010 (prior to the increase in the commitment under the July 28, 2010 amendment) was $26.0 million. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of June 30, 2010, we were in compliance with all covenants under the revolving line of credit.
     As a part of the July 28, 2010 amendment, the maturity date of the facility was extended to August 2, 2013. At our option, upon maturity, the unpaid principal balance may be converted to a six-month term loan.

D. Commitments and Contingencies
Legal Matters
     We are involved from time to time in litigation incidental to the conduct of our business. Although we do not expect that the outcome of any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect our operating results or cash flows in a particular period. We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we access the likelihood of loss as probable.
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
Dividends
     On July 19, 2010, we declared a dividend of $0.05 payable on August 13, 2010 to shareholders of record on July 29, 2010.
E. Subsequent Events
     On August 10, 2010, the Board of Directors authorized the repurchase of up to 250,000 shares of our common stock. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. Any repurchased share will be available for use in connection with future stock issuances. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime.
     We have evaluated all events or transactions that occurred through the date on which we issued these financial statements. Other than the declaration of dividends, amendment of the revolving line of credit and stock repurchase program, as previously discussed, we did not have any material subsequent events that impacted our consolidated financial statements.
F. Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Accounting Standard Codification (“ASC”) 860 — Transfers and Servicing. This topic requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of the new content of FASB ASC 860 did not have an impact on our consolidated financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10 — Consolidation. This topic modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of the new content of FASB ASC 810-10 did not have an impact on our consolidated financial position or results of operations.
     In January 2010, the FASB issued Accounting Standard Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures.” This update provides amendments to FASB 820-10 — Fair Value Measurements and Disclosures that require new disclosures as follows:
1.	Transfers in and out of Levels 1 and 2. A reporting entry should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.	Activity in level 3 fair value measurements

3.	A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.
     In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management is currently evaluating this ASU to determine if it will have a material impact on our future financial statements.
     In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance expands the disclosures pertaining to the credit quality of loans and should provide users of the financial statements with a better overall understanding of the credit risk in the loan portfolio. This guidance is effective for interim and annual periods ending after December 15, 2010. Management is currently evaluating the requirement of this ASU and will include the additional disclosures upon adoption.

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
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2009 was approximately $5,500 compared to the 2010 year to date average of $5,700. Leasecomm historically financed contracts of approximately $1,900. Our existing portfolio consists of business equipment leased or rented primarily to small commercial enterprises.
     We finance the funding of our leases and contracts primarily through cash provided by operating activities and our revolving line of credit. On August 2, 2007, we entered into a three-year line of credit with Sovereign Bank based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 28, 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at LIBOR plus 3.75%, in each case subject to a minimum rate of 5%. Following the July 2010 amendment, outstanding borrowings bear interest at either Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically coverts to a Prime Rate Loan. The July 2010 amendment extended the maturity date of the facility to August 2, 2013. At our option, upon maturity, the unpaid principal balance may be converted to a six-month term loan.
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
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed those policies and determined that they remain our critical accounting policies and that we did not make any changes in those policies during the six months ended June 30, 2010.
Results of Operations — Three months ended June 30, 2010 compared to the three months ended June 30, 2009
Revenue

	Three Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Income on financing leases	$8,509	19.9%	$7,098
Rental income	1,920	(10.2)	2,138
Income on service contracts	132	(24.6)	175
Loss and damage waiver fees	1,119	9.9	1,018
Service fees and other income	940	34.5	699
Interest income	1	0.0	1

Total revenues	$12,621	13.4%	$11,129

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
     Total revenues for the three months ended June 30, 2010 were $12.6 million, an increase of $1.5 million, or 13.4%, from the three months ended June 30, 2009. The overall increase was due to an increase of $1.4 million in income on financing leases, an increase of $0.3 million in fees and other income, partially offset by a decrease of $0.2 million in rental income, and a decrease of $43,000 in income on service contracts. The increase in income on financing leases is a result of the continued growth in new lease originations. The decline in rental income is the result of the attrition of Leasecomm rental contracts which is partially offset by TimePayment lease contracts coming to term and converting to rentals. Service contact revenue continues to decline since we have not funded any new service contracts since 2004.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Selling, general and administrative	$3,581	2.5%	$3,492
As a percent of revenue	28.3%		31.4%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $89,000 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The increase was primarily driven by increases in compensation expense of $51,000 and contracted labor of $82,000, offset by a $111,000 decrease in marketing expenses due to the elimination of certain programs. The increase in compensation related expenses is the result of an increase in the number of employees. The number of employees as of June 30, 2010 was 113 compared to 106 as of June 30, 2009.
Provision for Credit Losses

	Three Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Provision for credit losses	$5,562	11.4%	$4,993
As a percent of revenue	44.1%		44.9%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $0.6 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, while net charge-offs increased by 40.9% to $5.9 million. The provision is based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The increase in the allowance reflects the growth in lease receivables associated with new lease originations, charge off levels, and the current economic conditions.
Depreciation and Amortization

	Three Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Depreciation — fixed assets	$111	5.7%	$105
Depreciation — rental equipment	363	34.9	269
Amortization — service contracts	0	(100.0)	9

Total depreciation and amortization	$474	23.8%	$383

As a percent of revenue	3.8%		3.4%
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

     Depreciation expense on rental contracts increased by $94,000 and amortization of service contracts decreased by $9,000 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The increase in depreciation is primarily due to the increase in the number of TimePayment lease contracts coming to maturity and converting to rentals. Depreciation and amortization of property and equipment increased by $6,000 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.
     Service contracts are recorded at cost and amortized over their estimated life of 84 months. We have not originated any new service contracts since 2004 and the service portfolio is fully amortized.
Interest Expense

	Three Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Interest	$885	33.9%	$661
As a percent of revenue	7.0%		5.9%
     We pay interest on borrowings under our senior credit facility. Interest expense increased by $224,000 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. This increase resulted primarily from our increased level of borrowings. At June 30, 2010, we had notes payable under our line of credit of $59.0 million compared to notes payable of $41.0 million at June 30, 2009.
Provision for Income Taxes

	Three Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Provision for income taxes	$818	32.8%	$616
As a percent of revenue	6.5%		5.5%
As a percent of income before taxes	38.6%		38.5%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $202,000 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. This increase resulted primarily from the $519,000 increase in pre-tax income and a slight increase in the effective tax rate from 38.5% for the three months ended June 30, 2009 to 38.6% for the three months ended June 30, 2010.
     As of March 31, 2010, we had a liability of $35,000 for unrecognized tax benefits and a liability of $12,000 for accrued interest and penalties related to various state income tax matters. As of June 30, 2010 we had a liability of $25,000 for unrecognized tax benefits and a liability of $10,000 for accrued interest and penalties. Of these amounts, approximately $23,000 would impact our effective tax rate after a $12,000 federal tax benefit for state income taxes. The decrease in the unrecognized tax benefits relates to a $2,000 decrease in accrued interest expense and a $10,000 decrease related to the completion of a state income tax audit. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2006 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2005.
Other Operating Data
     Dealer funding was $20.9 million for the three months ended June 30, 2010, an increase of $1.3 million or 6.8%, compared to the three months ended June 30, 2009. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $200.9 million at March 31, 2010 to $207.9 million at June 30, 2010. Net cash provided by operating activities increased by $3.7 million, or 25.6%, to $17.9 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Results of Operations — Six months ended June 30, 2010 compared to the six months ended June 30, 2009
Revenue

	Six Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Income on financing leases	$16,631	19.8%	$13,887
Rental income	3,878	(10.8)	4,347
Income on service contracts	273	(25.0)	364
Loss and damage waiver fees	2,223	10.9	2,004
Service fees and other income	1,933	41.1	1,370
Interest income	1	(92.9)	14

Total revenues	$24,939	13.4%	$21,986

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
     Total revenues for the six months ended June 30, 2010 were $24.9 million, an increase of $3.0 million, or 13.4%, from the six months ended June 30, 2009. The overall increase was due to an increase of $2.7 million in income on financing leases, and a $0.8 million increase in fees and other income, partially offset by a decrease of $0.5 million in rental income, a decrease of $91,000 in service contracts and a decrease of $13,000 in interest income. The increase in income on financing leases is a result of the continued growth in new lease originations. The decline in rental income is the result of the attrition of Leasecomm rental contracts which is partially offset by TimePayment lease contracts coming to term and converting to rentals. Service contact revenue continues to decline since we have not funded any new service contracts since 2004.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Selling, general and administrative	$6,811	(3.6)%	$7,064
As a percent of revenue	27.3%		32.1%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $253,000 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The decrease was primarily driven by decreases in marketing expenses of $121,000, a decrease in professional services of $83,000 and a decrease of $55,000 in collection expenses.
Provision for Credit Losses

	Six Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Provision for credit losses	$12,493	19.6%	$10,446
As a percent of revenue	50.1%		47.5%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $2.0 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, while net charge-offs increased by 49.2% to $12.9 million. The provision is based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The increase in the allowance reflects the growth in lease receivables associated with new lease originations, charge off levels, and the current economic conditions.
Depreciation and Amortization

	Six Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Depreciation — fixed assets	$227	8.1%	$210
Depreciation — rental equipment	675	39.8	483
Amortization — service contracts	0	(100.0)	25

Total depreciation and amortization	$902	25.6%	$718

As a percent of revenue	3.6%		3.3%
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
     Depreciation expense on rental contracts increased by $192,000 and amortization of service contracts decreased by $25,000 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The increase in depreciation is due to the increase in the overall size of our portfolio of rental equipment. Depreciation and amortization of property and equipment increased by $17,000 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.
     Service contracts are recorded at cost and amortized over their estimated life of 84 months. We have not originated any new service contracts since 2004 and the service portfolio is now fully amortized.
Interest Expense

	Six Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Interest	$1,696	44.1%	$1,177
As a percent of revenue	6.8%		5.4%
     We pay interest on borrowings under our revolving line of credit. Interest expense increased by $519,000 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. This increase resulted primarily from our increased level of borrowings on our line of credit. At June 30, 2010, we had notes payable under our line of credit of $59.0 million compared to notes payable of $41.0 million at June 30, 2009.
Provision for Income Taxes

	Six Months Ended June 30,
	2010	Change	2009
	(Dollars in thousands)
Provision for income taxes	$1,171	17.8%	$994
As a percent of revenue	4.7%		4.5%
As a percent of income before taxes	38.6%		38.5%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $177,000 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. This increase resulted primarily from the $456,000 increase in pre-tax income.
     As of December 31, 2009, we had a liability of $32,000 for unrecognized tax benefits and a liability of $8,000 for accrued interest and penalties related to various state income tax matters. As of June 30, 2010 we had a liability of $25,000 for unrecognized tax benefits and a liability of $10,000 for accrued interest and penalties. Of these amounts, approximately $23,000 would impact our effective tax rate after a $12,000 federal tax benefit for state income taxes. The decrease in the unrecognized tax benefits relates to $2,000 in additional accrued interest expense less $10,000 related to the completion of a a state income tax audit. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2006 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2005.
Other Operating Data
     Dealer funding was $39.1 million for the six months ended June 30, 2009, an increase of $2.4 million or 6.5%, compared to the six months ended June 30, 2009. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $197.9 million at December 31, 2009 to $207.9 million at June 30, 2010. Net cash provided by operating activities increased by $7.9 million, or 29.1%, to $35.0 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.
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

(dollars in thousands)	June 30, 2010		December 31, 2009
Current	$154,206	83.5%	$140,000	79.7%
31-60 days past due	4,967	2.7	6,233	3.6
61-90 days past due	4,226	2.3	5,336	3.0
Over 90 days past due	21,185	11.5	24,046	13.7

Gross receivables due in installments	$184,584	100.0%	$175,615	100.0%

Liquidity and Capital Resources
General
     Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand, free cash flow, and our line of credit which matures in August 2013. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes and capital expenditures.
     For the six months ended June 30, 2010 and throughout 2009, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $35.0 million for the six months ended June 30, 2010 compared to $27.1 million for the six months ended June 30, 2009. At June 30, 2010, we had approximately $59.0 million outstanding under our revolving line of credit facility and had available borrowing capacity of approximately $26.0 million as described below.
     We used net cash in investing activities of $39.5 million during the six months ended June 30, 2010 and $37.1 million for the six months ended June 30, 2009. Investing activities primarily relate to the origination of leases.
     Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2010 and $6.0 million for the six months ended June 30, 2009. Financing activities primarily consist of the borrowings and repayments under our revolving line of credit facility and dividend payments.
Borrowings
     We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	June 30, 2010				December 31, 2009
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving line of credit facility (1)	$59,016	5.0%	$25,984	$85,000	$51,906	5.00%	$33,094	$85,000

(1)	The unused capacity is subject to the borrowing base formula and does not give effect to the increased capacity under the July 28, 2010 amendment described below.
     On August 2, 2007, we entered into a three-year revolving line of credit with Sovereign based on qualified lease receivables. The total commitment under the facility was originally $30 million, which was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 28, 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or the 90-day LIBOR plus 3.75%, in each case subject to a minimum rate of 5%. Following the July 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. At June 30, 2010 all of our loans were Prime Rate Loans. The interest rate on the revolving line of credit was 5.00% at June 30, 2010. As of June 30, 2010 the qualified lease receivables eligible under the borrowing base exceeded the $85 million revolving line of credit. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of June 30, 2010, we were in compliance with all covenants under the revolving line of credit. As part of the July 2010 amendment, the maturity date of the facility was extended to August 2, 2013.
Dividends
     On July 19, 2010, we declared a dividend of $0.05 payable on August 13, 2010 to shareholders of record on July 29, 2010.
     On January 22, 2010 we declared a dividend of $0.05 payable on February 15, 2010 to shareholders of record on February 1, 2010. On April 20, 2010, we declared a dividend of $0.05 payable on May 14, 2010 to shareholders of record on May 3, 2010.

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
Contractual Obligations and Lease Commitments
Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements, that require future payments. For the six months ended June 30, 2010 we had borrowed $50.9 million against our revolving line of credit and had repaid $43.8 million. The $59.0 million of outstanding borrowings as of June 30, 2010 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases is $119,000 through the year ended December 31, 2010.
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
Recent Accounting Pronouncements
     See Note F of the notes to the unaudited condensed consolidated financial statements for a discussion of the impact of recent accounting pronouncements.

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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of June 30, 2010, we have repaid all of our fixed-rate debt and have $59.0 million of outstanding variable interest rate obligations under our revolving line of credit.
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
     Internal controls over financial reporting: During the fiscal quarter ended June 30, 2010, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

ITEM 1.	Legal Proceedings
     We are involved from time to time in litigation incidental to the conduct of our business. Although we do not expect that the outcome of any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect our operating results or cash flows in a particular period. We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

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

Date: August 16, 2010