Form 10-Q
period 2010-09-30
MICROFINANCIAL INC
filed 2010-11-15
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of October 31, 2010, 14,266,345 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$515	$391
Restricted cash	973	834
Net investment in leases:
Receivables due in installments	187,786	175,615
Estimated residual value	21,090	19,014
Initial direct costs	1,510	1,509
Less:
Advance lease payments and deposits	(3,284)	(2,411)
Unearned income	(58,458)	(55,821)
Allowance for credit losses	(12,993)	(13,856)

Net investment in leases	135,651	124,050

Investment in rental contracts, net	469	379
Property and equipment, net	277	699
Other assets	1,343	744

Total assets	$139,228	$127,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$59,955	$51,906
Accounts payable	2,135	2,011
Capital lease obligation	43	93
Dividends payable	3	—
Other liabilities	1,828	1,250
Income taxes payable	663	209
Deferred income taxes	5,812	4,863

Total liabilities	70,439	60,332

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,266,345 and 14,174,326 shares issued at September 30, 2010 and December 31, 2009, respectively	143	142
Additional paid-in capital	46,585	46,197
Retained earnings	22,061	20,426

Total stockholders’ equity	68,789	66,765

Total liabilities and stockholders’ equity	$139,228	$127,097

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Income on financing leases	$8,790	$7,635	$25,421	$21,522
Rental income	1,917	2,124	5,795	6,471
Income on service contracts	124	162	397	526
Loss and damage waiver fees	1,154	1,048	3,377	3,052
Service fees and other	912	1,001	2,845	2,371
Interest income	—	—	1	14

Total revenues	12,897	11,970	37,836	33,956

Expenses:
Selling, general and administrative	3,356	3,349	10,167	10,413
Provision for credit losses	4,969	5,437	17,462	15,883
Depreciation and amortization	731	440	1,633	1,158
Interest	743	751	2,439	1,928

Total expenses	9,799	9,977	31,701	29,382

Income before provision for income taxes	3,098	1,993	6,135	4,574
Provision for income taxes	1,192	767	2,363	1,761

Net income	$1,906	$1,226	$3,772	$2,813

Net income per common share — basic	$0.13	$0.09	$0.26	$0.20

Net income per common share — diluted	$0.13	$0.09	$0.26	$0.20

Weighted-average shares:
Basic	14,263,726	14,170,079	14,235,086	14,138,374

Diluted	14,492,842	14,328,613	14,454,201	14,242,420

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2008	14,038,257	$140	$45,774	$18,424	$64,338

Stock issued for deferred compensation	131,069	2	336	—	338
Stock-based compensation	—	—	73	—	73
Amortization of unearned compensation	5,000	—	14	—	14
Common stock dividends ($0.20 per share)	—	—	—	(2,125)	(2,125)
Net income	—	—	—	4,127	4,127

Balance at December 31, 2009	14,174,326	$142	$46,197	$20,426	$66,765

Stock issued for deferred compensation	88,269	1	295	—	296
Stock-based compensation	—	—	83	—	83
Amortization of unearned compensation	3,750	—	10	—	10
Common stock dividends ($0.15 per share)	—	—	—	(2,137)	(2,137)
Net income	—	—	—	3,772	3,772

Balance at September 30, 2010	14,266,345	$143	$46,585	$22,061	$68,789

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Cash received from customers	$69,054	$55,433
Cash paid to suppliers and employees	(11,980)	(11,530)
Income taxes paid	(960)	(416)
Interest paid	(1,919)	(1,577)
Interest received	1	14

Net cash provided by operating activities	54,196	41,924

Cash flows from investing activities:
Investment in lease and rental contracts	(58,120)	(56,749)
Investment in direct costs	(853)	(980)
Investment in property and equipment	(114)	(256)

Net cash used in investing activities	(59,087)	(57,985)

Cash flows from financing activities:
Proceeds from secured debt	75,678	66,487
Repayment of secured debt	(67,629)	(52,605)
Payments of debt closing costs	(711)	—
Increase in restricted cash	(139)	(194)
Proceeds from capital lease obligation	—	31
Repayment of capital lease obligations	(50)	(47)
Payment of dividends	(2,134)	(2,118)

Net cash provided by financing activities	5,015	11,554

Net change in cash and cash equivalents	124	(4,507)
Cash and cash equivalents, beginning of period	391	5,047

Cash and cash equivalents, end of period	$515	$540

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,772	$2,813
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(25,421)	(21,522)
Depreciation and amortization	1,633	1,158
Provision for credit losses	17,462	15,883
Recovery of equipment cost and residual value	54,144	40,968
Stock-based compensation expense	93	60
Changes in assets and liabilities:
Current taxes payable	454	745
Deferred income taxes	949	599
Other assets	112	(26)
Accounts payable	420	757
Other liabilities	578	489

Net cash provided by operating activities	$54,196	$41,924

Supplemental disclosure of non-cash activities:
Fair market value of stock issued for compensation	$296	$338
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
A. Nature of Business
     MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. (“TimePayment”) and Leasecomm Corporation (“Leasecomm”). TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment during 2010 year to date was approximately $5,700 compared to the 2009 amount of $5,500. Leasecomm historically financed contracts of approximately $1,900 but no longer originates leases. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations, brokers and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.
     The balance sheet at December 31, 2009 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Allowance for Credit Losses
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the “microticket” market and the individual size of each transaction, we do not have a formal credit review committee to review individual transactions for the purpose of developing and determining the adequacy of the allowance for credit losses. Rather, we have developed a sophisticated, risk-adjusted pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper risk-adjusted pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and maintain a general allowance against our entire portfolio utilizing historical collection statistics and an assessment of current credit risk in the portfolio as the basis for the amount.
     We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analyses of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We charge-off our receivables when such receivables are deemed uncollectible. In general, a

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
receivable is deemed uncollectible when it is 360 days past due or earlier, when other adverse events occur with respect to an account. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.
     A summary of the activity in our allowance for credit losses is as follows:

	Nine Months Ended
	September 30,
	2010	2009
Allowance for credit losses, beginning	$13,856	$11,722
Provision for credit losses	17,462	15,883
Charge-offs	(21,598)	(16,871)
Recoveries	3,273	3,142

Allowance for credit losses, ending	$12,993	$13,876

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
Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that would have an antidilutive effect on net income per common share. For the three months ended September 30, 2010, 499,305 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the nine months ended September 30, 2010, 849,305 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the three months ended September 30, 2009, 849,305 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the nine months ended September 30, 2009, 1,108,028 options were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$1,906	$1,226	$3,772	$2,813

Weighted average common shares outstanding	14,263,726	14,170,079	14,235,086	14,138,374
Dilutive effect of common stock options, warrants and restricted stock	229,116	158,534	219,115	104,046

Shares used in computation of net income per common share — diluted	14,492,842	14,328,613	14,454,201	14,242,420

Net income per common share — basic	$0.13	$0.09	$0.26	$0.20

Net income per common share — diluted	$0.13	$0.09	$0.26	$0.20

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Stock-Based Employee Compensation
     Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance. In February 2010, under our 2008 Equity Incentive Plan, the Compensation and Benefits Committee of our Board of Directors granted 33,518 restricted stock units to our executive officers. The restricted stock units vest over five years at 25% annually beginning on the second anniversary of the grant date. The restricted stock units were valued on the date of grant and the fair value of these awards was $3.15 per share.
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
     During the nine months ended September 30, 2010, 350,000 options originally granted to members of the Board of Directors in February 2000 expired. During the nine months ended September 30, 2009, 400,000 options originally granted to members of the Board of Directors in February of 1999 expired. In addition, 105,097 options granted to the former VP of Sales were forfeited upon his last date of employment in May 2009.
     The following summarizes stock option activity for the nine months ended September 30, 2010:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price
Outstanding at December 31, 2009	1,258,028	$1.585 to $13.10	$6.38
Granted	—
Expired	(350,000)	$9.78	$9.78
Forfeited	—

Outstanding at September 30, 2010	908,028	$1.585 to $13.10	$6.27

     As of September 30, 2010, $233,000 of unrecognized stock-based compensation expense related to non-vested stock options is expected to be recognized over the estimated remaining life of 4.5 years.
     In February 2010, we granted our non-employee directors a total of 53,844 shares of stock with immediate vesting and a fair value of $3.15 per share in accordance with our directors compensation policy.
     In July 2010, we granted our non-employee directors a total of 34,425 shares of stock with immediate vesting and a fair value of $3.66 per share in accordance with our directors compensation policy.
     Director John Everets was appointed to the Board as a non employee director on August 15, 2006. In connection with his appointment he was granted 25,000 shares of restricted stock which vested 20% upon grant and 5% on the first day of each quarter subsequent to the grant date. The restricted share fair value was $3.35 per share. The compensation expense associated with the grant is recognized as vesting occurs. The final unvested portion of this grant vested on the first day of our third fiscal quarter of 2010. As of September 30, 2010, there are no unvested restricted shares under Mr. Everets’ grant.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The following table summarizes unvested restricted stock activity:

	Restricted Stock		Restricted Stock Units
	Number	Recognized	Number	Recognized
	of	Compensation	of	Compensation
	Shares	Expense	Shares	Expense
Non-vested at December 31, 2009	3,750	—	—	—
Granted	88,269	—	33,518	—
Vested	(92,019)	$10,000	—	$14,000

Non-vested at September 30, 2010	—		33,518

     As of September 30, 2010, $91,000 of total unrecognized stock-based compensation expense related to non-vested restricted stock units is expected to be recognized over an estimated remaining life of 4.3 years.
Information relating to our outstanding stock options at September 30, 2010 is as follows:

	Outstanding				Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$13.10	90,000	0.39	$—	$13.10	90,000	$—
6.70	235,000	1.41	—	6.70	235,000	—
1.59	150,000	2.16	347,000	1.59	150,000	347,000
5.77	31,923	6.42	—	5.77	—	—
5.85	142,382	7.33	—	5.85	35,596	—
2.30	258,723	8.42	414,000	2.30	—	—

	908,028	4.53	$761,000	6.27	510,596	$347,000

     During the three months ended September 30, 2010 and 2009, the total share based compensation cost recognized was $32,000 and $27,000, respectively. During the nine months ended September 30, 2010 and 2009, the total share based employee compensation cost recognized was $93,000 and $60,000, respectively.
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
C. Revolving line of credit
     On August 2, 2007, we entered into a three-year revolving line of credit with Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 28, 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. At September 30, 2010 $57.0 million of our loans were LIBOR loans and $3.0 million were Prime Rate Loans. The Prime interest rate on our revolving line of credit was 4.5% at September 30, 2010. The LIBOR loans at September 30, 2010 bear an interest rate between 3.5% and 3.7%. The amount available on our revolving line of credit at September 30, 2010 was $40.0 million. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of September 30, 2010, we were in compliance with all covenants under the revolving line of credit.
     As a part of the July 28, 2010 amendment, the maturity date of the facility was extended to August 2, 2013. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.
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
Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements that require future payments. During the nine months ended September 30, 2010 we borrowed $75.7 million against our revolving line of credit and repaid $67.6 million. The $60.0 million of outstanding borrowings as of September 30, 2010 will be repaid by the application of TimePayment receipts and other payments to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $79,000 through January 31, 2011.
     On September 20, 2010 we entered into an office lease agreement for approximately 23,834 square feet of office space located at New England Executive Park in Burlington, MA. We plan to move our corporate headquarters to the premises in January 2011. The base rent payable under the lease will be approximately $45,000 monthly through the first twelve months and increases annually in increments until it reaches a monthly base rent of approximately $52,000 from the 73rd month to the 90th month.
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
Dividends
     On October 18, 2010, we declared a dividend of $0.05 payable on November 15, 2010 to shareholders of record on November 1, 2010.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Stock Repurchase
     On August 10, 2010, the Company’s Board of Directors approved a common stock repurchase program under which, the Company is authorized to purchase up to 250,000 of its outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. No purchases were made pursuant to the plan for the three months ended September 30, 2010. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime.
E. Subsequent Events
     On November 4, 2010, we repurchased 100 shares of our own common stock at $4 per share under our stock buyback program.
     We have evaluated all events or transactions that occurred through the date on which we issued these financial statements. Other than the declaration of dividend previously discussed, we did not have any material subsequent events that impacted our consolidated financial statements.
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
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10 — Consolidation. This topic modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of the new contend of FASB ASC 810-10 did not have an impact on our consolidated financial position or results of operations.
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
     In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the provisions of ASU 2010-6 which are required for the current year and the adoption did not have a material effect on our consolidated financial position or results of operations. The provisions of ASU 2010-6 which are effective for fiscal years beginning after December 15, 2010 are currently being evaluated by management to determine if they will have a material on the Company’s future financial statements.
     In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance expands the disclosures pertaining to the credit quality of loans and should provide users of the financial statements with a better overall understanding of the credit risk in the loan portfolio. This guidance is effective for interim and annual periods ending after December 15, 2010. The provisions of ASU 2010 will not have a material effect on our financial statements but will require significant additional disclosures.

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
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2010 year to date was approximately $5,700 compared to the 2009 average of $5,700. Leasecomm historically financed contracts of approximately $1,900, and no longer originates leases. Our existing portfolio consists of business equipment leased or rented primarily to small commercial enterprises.
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
Unregistered Purchase of Equity Securities and Use of Proceeds
     On August 10, 2010, the Company’s Board of Directors approved a common stock repurchase program under which the Company is authorized to purchase up to 250,000 of its outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. No purchases were made pursuant to the plan for the three months ended September 30, 2010. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime.
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
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the nine months ended September 30, 2010.
Results of Operations — Three months ended September 30, 2010 compared to the three months ended September 30, 2009
     Revenue

	Three Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Income on financing leases	$8,790	15.1%	$7,635
Rental income	1,917	(9.7)	2,124
Income on service contracts	124	(23.5)	162
Loss and damage waiver fees	1,154	10.1	1,048
Service fees and other income	912	(8.9)	1,001
Interest income	—	—	—

Total revenues	$12,897	7.7%	$11,970

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
     Total revenues for the three months ended September 30, 2010 were $12.9 million, an increase of $0.9 million, or 7.7%, from the three months ended September 30, 2009. The overall increase was due to an increase of $1.2 million in income on financing leases, partially offset by a decrease of $0.2 million in rental income, and a decrease of $0.1 million in income on service contracts. The increase in income on financing leases is a result of the continued growth in new lease originations. The decline in rental income is the result of the attrition of Leasecomm rental contracts which is partially offset by TimePayment lease contracts coming to term and converting to rental status. Service contract revenue continues to decline since we have not funded any new service contracts since 2004.
     Selling, General and Administrative

	Three Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Selling, general and administrative	$3,356	0.2%	$3,349
As a percent of revenue	26.0%		28.0%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses remained flat year over year at $3.4 million for the third quarter. Headcount as of September 30, 2010 was 111 as compared to 106 at the same period in 2009.
     Provision for Credit Losses

	Three Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Provision for credit losses	$4,969	(8.6)%	$5,437
As a percent of revenue	38.5%		45.4%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $0.5 million, or 8.6%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, while net charge-offs increased by 6.6% to $5.4 million. The 90-day delinquent lease payments receivable on an exposure basis decreased by 18.4% to $19.9 million at September 30, 2010 compared to $24.5 million at September 30, 2009. The decrease in the allowance reflects improvements in delinquency levels and improved credit quality of the lease portfolio.
     Depreciation and Amortization

	Three Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Depreciation — fixed assets	$309	180.9%	$110
Depreciation — rental equipment	422	29.1	327
Amortization — service contracts	—	(100.0)	3

Total depreciation and amortization	$731	66.1%	$440

As a percent of revenue	5.7%		3.7%

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
     Depreciation expense on rental contracts increased by $95,000 and amortization of service contracts decreased by $3,000 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The increase in depreciation is due to an increase in the TimePayment lease contracts coming to term and converting to rentals. Depreciation and amortization of property and equipment increased by $199,000 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 primarily due to the abandonment of a proposed software platform and the related depreciation of costs capitalized in connection with the project.
     Service contracts are recorded at cost and amortized over their estimated life of 84 months. We have not originated any new service contracts since 2004 and the service portfolio is fully amortized.
     Interest Expense

	Three Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Interest	$743	(1.1)%	$751
As a percent of revenue	5.8%		6.3%
     We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $8,000 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Interest expense remained relatively flat as increases in the amounts outstanding under our revolving line of credit were offset by reductions in the interest rate being charged as our line of credit, as amended in July 2010, is no longer subject to a minimum rate. At September 30, 2010, the outstanding balance under our revolving line of credit was $60.0 million compared to a balance of $47.2 million at September 30, 2009.
     Provision for Income Taxes

	Three Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Provision for income taxes	$1,192	55.4%	$767
As a percent of revenue	9.2%		6.4%
As a percent of income before taxes	38.5%		38.5%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $425,000 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. This increase resulted primarily from the $1.1 million increase in pre-tax income for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.
     As of June 30, 2010 we had a liability of $20,000 for unrecognized tax benefits and a liability of $8,000 for accrued interest and penalties related to various state income tax matters. As of September 30, 2010 we had a liability of $20,000 for unrecognized tax benefits and a liability of $8,000 for accrued interest and penalties. Of these amounts, approximately $18,000 would impact our effective tax rate after a $10,000 federal tax benefit for state income taxes. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.

     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2007 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2006.
     Other Operating Data
     Dealer funding was $19.3 million for the three months ended September 30, 2010, a decrease of $1.4 million or 6.7%, compared to the three months ended September 30, 2009. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $207.9 million at June 30, 2010 to $211.8 million at September 30, 2010. Net cash provided by operating activities increased by $4.4 million, or 29.6%, to $19.2 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Results of Operations — Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
     Revenue

	Nine Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Income on financing leases	$25,421	18.1%	$21,522
Rental income	5,795	(10.4)	6,471
Income on service contracts	397	(24.5)	526
Loss and damage waiver fees	3,377	10.6	3,052
Service fees and other income	2,845	20.0	2,371
Interest income	1	(92.9)	14

Total revenues	$37,836	11.4%	$33,956

     Total revenues for the nine months ended September 30, 2010 were $37.8 million, an increase of $3.9 million, or 11.4%, from the nine months ended September 30, 2009. The overall increase was due to an increase of $3.9 million in income on financing leases, and a $0.8 million increase in fees and other income partially offset by a decrease of $0.7 million in rental income, and a decrease of $0.1 million in income on service contracts. The increase in income on financing leases is a result of the continued growth in our lease portfolio. The decline in rental income is the result of attrition of Leasecomm rental contracts which is partially offset by TimePayment lease contracts coming to term and converting to rentals. Service contract revenue continues to decline since we have not been actively funding new service contracts.
     Selling, General and Administrative

	Nine Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Selling, general and administrative	$10,167	(2.4)%	$10,413
As a percent of revenue	26.9%		30.7%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $246,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.
     Provision for Credit Losses

	Nine Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Provision for credit losses	$17,462	9.9%	$15,883
As a percent of revenue	46.2%		46.8%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $1.6 million, or 9.9%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, while net charge-offs increased by 33.5% to $18.3 million. The 90-day delinquent lease payments receivable on an exposure basis decreased by 18.4% to $19.9 million at September 30, 2010 compared to $24.5 million at September 30, 2009. The increase in the allowance reflects the growth in lease receivables associated with new lease originations and charge off levels which is partially offset by improved delinquency levels.

     Depreciation and Amortization

	Nine Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Depreciation — fixed assets	$536	68.0%	$319
Depreciation — rental equipment	1,097	35.4	810
Amortization — service contracts	—	(100.0)	29

Total depreciation and amortization	$1,633	41.0%	$1,158

As a percent of revenue	4.3%		3.4%
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
     Depreciation expense on rental contracts increased by $287,000 and amortization of service contracts decreased by $29,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The increase in depreciation is due primarily to the increase in the number of TimePayment lease contracts coming to term and converting to rentals. Depreciation and amortization of property and equipment increased by $217,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009 primarily due to the abandonment of a proposed software platform and the related depreciation of costs capitalized in connection with that project.
     Service contracts are recorded at cost and amortized over their estimated life of 84 months. We have not funded any new service contracts since 2004 and the service portfolio is now fully amortized.
     Interest Expense

	Nine Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Interest	$2,439	26.5%	$1,928
As a percent of revenue	6.4%		5.7%
     We pay interest on borrowings under our revolving line of credit. Interest expense increased by $0.5 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. This increase resulted primarily from our increased level of borrowings and debt closing costs on our revolving line of credit which were offset by reductions in the interest rate being charged as our line of credit, as amended in July 2010, is no longer subject to a minimum rate. At September 30, 2010, the outstanding balance under our revolving line of credit was $60.0 million compared to $47.2 million, at September 30, 2009.
     Provision for Income Taxes

	Nine Months Ended
	September 30,
	2010	Change	2009
	(Dollars in thousands)
Provision for income taxes	$2,363	34.2%	$1,761
As a percent of revenue	6.2%		5.2%
As a percent of income before taxes	38.5%		38.5%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $602,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. This increase resulted primarily from the $1.6 million increase in pre-tax income.

     As of December 31, 2009, we had a liability of $32,000 for unrecognized tax benefits and a liability of $8,000 for accrued interest and penalties related to various state income tax matters. As of September 30, 2010 we had a liability of $20,000 for unrecognized tax benefits and a liability of $8,000 for accrued interest and penalties. Of these amounts, approximately $18,000 would impact our effective tax rate after a $10,000 federal tax benefit for state income taxes. The decrease in the unrecognized tax benefits relates to $12,000 release of closed audits. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2007 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2006.
     Other Operating Data
     Dealer funding was $58.4 million for the nine months ended September 30, 2010, an increase of $1.0 million or 1.7%, compared to the nine months ended September 30, 2009. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investments in service contracts and investment in rental contracts increased from $197.9 million at December 31, 2009 to $211.8 million at September 30, 2010. Net cash provided by operating activities increased by $12.3 million, or 29.3%, to $54.2 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
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

(dollars in thousands)	September 30, 2010		December 31, 2009
Current	$157,445	83.8%	$140,000	79.7%
31-60 days past due	5,759	3.1	6,233	3.6
61-90 days past due	4,638	2.5	5,336	3.0
Over 90 days past due	19,944	10.6	24,046	13.7

Gross receivables due in installments	$187,786	100.0%	$175,615	100.0%

Liquidity and Capital Resources
     General
     Our lease and finance business is capital-intensive and requires access to substantial credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand and our revolving line of credit which matures in August 2013. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes and capital expenditures.

     For the nine months ended September 30, 2010 and 2009, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $54.2 million for the nine months ended September 30, 2010 compared to $41.9 million for the nine months ended September 30, 2009. At September 30, 2009, we had approximately $60.0 million outstanding under our revolving credit facility and had available borrowing capacity of approximately $40.0 million as described below.
     We used net cash in investing activities of $59.1 million during the nine months ended September 30, 2010 and $58.0 million for the nine months ended September 30, 2009. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.
     Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2010 and net cash provided by financing activities was $11.5 million for the nine months ended September 30, 2009. Financing activities primarily consist of the borrowings and repayments under our revolving line of credit and dividend payments. There were no shares repurchased pursuant to our approved stock buyback program through September 30, 2010.
     We believe that cash flows from our existing portfolio, cash on hand, and available borrowings under our amended credit facility will be sufficient to support our operations and anticipated lease origination activity in the near term.
Borrowings
     We utilize our credit facility to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	September 30, 2010				December 31, 2009
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$59,995	3.5%-4.5%	$40,005	$100,000	$51,906	5.00%	$33,094	$85,000

(1)	The unused capacity is subject to the borrowing base formula.
     On August 2, 2007, we entered into a three-year revolving line of credit with Sovereign based on qualified lease receivables. The total commitment under the facility was subsequently $100 million in connection with a July 28, 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Following the July 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR loan is not renewed at maturity it automatically converts a Prime Rate Loan. At September 30, 2010 $57.0 million of our loans were LIBOR Loans and $3.0 million were Prime Rate Loans. At September 30, 2009 all of our loans were Prime Rate Loans. The Prime interest rate on the revolving line of credit was 4.5% at September 30, 2010. The LIBOR loans at September 30, 2010 bear an interest rate between 3.5% and 3.7%. As of September 30, 2010 the qualified lease receivables eligible under the borrowing base exceeded the $100 million revolving line of credit. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of September 30, 2010, we were in compliance with all covenants under the revolving line of credit. As part of the July 2010 amendment, the maturity date of the facility was extended to August 2, 2013.
Dividends
     On October 18, 2010, we declared a dividend of $0.05 payable on November 15, 2010 to shareholders of record on November 1, 2010.
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
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements that require future payments. During the nine months ended September 30, 2010 we borrowed $75.7 million against our revolving line of credit and repaid $67.6 million. The $60.0 million of outstanding borrowings as of September 30, 2010 will be repaid by the application of TimePayment receipts and other payments to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $79,000 through January 31, 2011.
     On September 20, 2010 we entered into an office lease agreement for approximately 23,834 square feet of office space located at 16 New England Executive Park in Burlington, MA. We plan to move our corporate headquarters to the premises in January 2011. The base rent payable under the lease will be approximately $45,000 monthly through the first twelve months and increases annually in increments until it reaches a monthly base rent of approximately $52,000 from the 73rd month to the 90th month.
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of September 30, 2010, we had repaid all of our fixed-rate debt and had $60.0 million of outstanding variable interest rate obligations under our revolving line of credit.
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
     Internal controls over financial reporting: During the fiscal quarter ended September 30, 2010, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 6. Exhibits
(a) Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

10.1	Agreement and Amendment No. 2, dated July 28, 2010, to Amended and Restated Credit Agreement dated July 9, 2008 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed August 2, 2010).

10.2*	Office Lease Agreement dated September 20, 2010.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated
By:	/s/ Richard F. Latour
President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.
Vice President and Chief Financial Officer

Date: November 15, 2010