Form 10-K
period 2010-12-31
MICROFINANCIAL INC
filed 2011-03-31
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-14771
MicroFinancial Incorporated
(Exact name of Registrant as Specified in its Charter)

Massachusetts	04-2962824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 New England Executive Park, Suite 200, Burlington, MA	01803 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 the last day of the registrant’s most recently completed second fiscal quarter, was approximately $30,718,027 computed by reference to the closing price of such stock as of such date.

As of March 16, 2011, 14,239,842 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2010, are incorporated by reference in Part III hereof.

PART I

Item 1.	Business

General

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) was formed as a Massachusetts corporation on January 27, 1987. We operate primarily through our wholly-owned subsidiaries, TimePayment Corp. (“TimePayment”) and Leasecomm Corporation (“Leasecomm”). TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. Leasecomm started originating leases in January 1986 and in October 2002 suspended virtually all originations due to an interruption in financing. TimePayment commenced originating leases in July 2004. The average amount financed by TimePayment in 2010 was approximately $5,800 while Leasecomm historically financed contracts averaging approximately $1,900. We have used proprietary software in developing a sophisticated, multi-level pricing model and in automating our credit approval and collection systems, including a fully-automated Internet-based application, credit scoring and approval process.

We provide financing alternatives to a wide range of lessees ranging from start-up businesses to established enterprises. We primarily lease and rent low-priced commercial equipment, which is used by these lessees in their daily operations. We do not market our services directly to lessees. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations, brokers and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.

TimePayment finances a wide variety of products with water filtration systems representing approximately 23% of the amount financed in its portfolio as of December 31, 2010. No other single product represents more than 20% of the amount financed in its portfolio as of December 31, 2010.

We depend heavily on external financing to fund new leases and contracts. On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 28, 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan.

As a part of the July 2010 amendment, the maturity date of the facility was extended to August 2, 2013. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

Leasing, Servicing and Financing Programs

We originate leases for products that typically have limited distribution channels and high selling costs. We facilitate sales of such products by allowing dealers to make them available to their customers for a small monthly lease payment rather than a higher initial purchase price. We primarily lease and rent low-priced commercial equipment to small merchants. We currently lease a wide variety of equipment including, but not limited to, water filtration systems, food service equipment, security equipment, POS cash registers, salon equipment, health care and fitness equipment and automotive equipment. In addition, in the past we have acquired service contracts and contracts in certain other financing markets, and continue to look for opportunities to invest in these types of assets. Our current portfolio also includes consumer financings which consist of service contracts from dealers that primarily provide residential security monitoring services, as well as consumer leases for a wide range of consumer products.

Since resuming originations in June 2004 we have originated and continue to service contracts in all 50 states and the District of Columbia. The concentration of leases in certain states as of the end of each of the past three years, as a percentage of our total portfolio, is reflected below. No other state accounted for more than five percent of such total.

Year Ended
December 31,	Florida	California	Texas	New York

2008	13%	12%	8%	7%
2009	13%	12%	8%	7%
2010	13%	11%	8%	8%

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

During the term of a typical lease, we receive payments sufficient, in the aggregate, to cover our borrowing cost and the cost of the underlying equipment, and to provide us with an appropriate profit. Throughout the term of the lease, we charge late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases we funded in 2010 generally range from 12 to 60 months, with an average initial term of 45 months.

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

Dealers

We provide financing to obligors under microticket leases and contracts through a nationwide network of equipment vendors, independent sales organizations and brokers (to whom we refer collectively in this report as “dealers”). We do not sign exclusive agreements with our dealers. Dealers interact directly with potential lessees and typically market not only their products and services, but also the financing arrangements offered through us. During the year ended 2010 we had over 1,000 different dealers originating leases and contracts.

During the year ended December 31, 2008 our top dealer accounted for 4.5% of the leases originated. During the year ended December 31, 2009 our top dealer accounted for 3.6% of the leases originated. During the year ended December 31, 2010 our top dealer accounted for 3.2% of the leases originated.

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

Underwriting

The nature of our business requires that the underwriting process perform two levels of review: the first focused on the ultimate end-user of the equipment or service and the second focused on the dealer. The approval process begins with the submission by telephone, facsimile or electronic transmission of a credit application by the dealer. Upon submission, we either manually or through TimePaymentDirect conduct our own independent credit investigation of the lessee using our proprietary database. In order to facilitate this process we will use recognized commercial credit reporting agencies such as Dun & Bradstreet, Paynet and Experian. Our software evaluates this information on a two-dimensional scale, examining both credit depth (how much information exists on an applicant) and credit quality (credit performance, including past payment history). We use this information to underwrite a broad range of credit risks and provide financing in situations where our competitors may be unwilling to provide such financing. The credit-scoring model is complex and automatically adjusts for different transactions. In situations where the amount financed is over $10,000 we may go beyond our own database and recognized commercial credit reporting agencies to obtain information from less readily available sources such as banks. In certain instances, we will require the lessee to provide verification of employment and salary.

The second aspect of the credit decision involves an assessment of the originating dealer. Dealers undergo both an initial screening process and ongoing evaluation, including an examination of dealer portfolio credit quality and performance, lessee complaints, cases of fraud or misrepresentation, aging studies, application activity and conversion rates for applications. This ongoing assessment enables us to manage our dealer relationships, and in some instances, may result in ending our relationships with poorly performing dealers.

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

Bulk and Portfolio Acquisitions

In addition to originating leases through our dealer relationships, from time to time we have also purchased lease portfolios from dealers or other sources. While certain of these leases may not have met our underwriting standards at inception, we will purchase the leases once the lessee demonstrates a satisfactory payment history. We prefer to acquire these smaller lease portfolios in situations where the seller will continue to act as a dealer following the acquisition. We did not purchase any material portfolios in 2010, 2009 or 2008.

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

Employees

As of December 31, 2010, we had 118 full-time employees, of whom 40 were engaged in sales and underwriting activities and dealer service, 49 were engaged in servicing and collection activities, and 29 were engaged in general administrative activities. We believe that our relationship with our employees is good. None of our employees are members of a collective bargaining unit in connection with their employment with us.

Executive Officers

Name and Age of Executive Officers	Title

Richard F. Latour, 57	Director, President, Chief Executive Officer, Treasurer, Clerk and Secretary
James R. Jackson, Jr., 49	Vice President and Chief Financial Officer
Steven J. LaCreta, 51	Vice President, Lessee Relations and Legal
Stephen J. Constantino, 45	Vice President, Human Resources

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

Availability of Information

We maintain an Internet website at http://www.microfinancial.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as Section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after they are filed or furnished with the Securities and Exchange Commission (“SEC”). Our Guidelines on Corporate Governance, our Code of Business Conduct and Ethics and the charters for the Audit Committee, Nominating and Corporate Governance Committee, Compensation and Benefits Committee, Credit Policy Committee and Strategic Planning Committee of our Board of Directors are also available on our Internet site. The Guidelines, Code of Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to Richard F. Latour, Chief Executive Officer, at 16 New England Executive Park Suite 200, Burlington, MA, 01803. Our Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

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

Since August 2007, we have had a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. Following an amendment to the facility in July 2010 the total commitment under the facility is $100 million and the maturity date is August 2, 2013. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

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

Additionally, as of December 31, 2010, 2009 and 2008 leases in the states of Florida, California, Texas and New York accounted for approximately 40% of our portfolio. Economic conditions in these states may affect the level of collections from, as well as delinquencies and defaults by, these obligors and may thus have a disproportionate effect on our operations compared to economic conditions in other states or regions.

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

Our portfolio is comprised of a wide variety of equipment including advertising and display equipment, ATM machines, automotive repair equipment, copiers, security equipment, phone systems, water filtration systems, restaurant equipment and card based payment authorization systems. In particular as of December 31, 2010, water filtration systems represented approximately 23% of the amount financed by Timepayment. Reduced demand for financing of the types of equipment we lease could adversely affect our lease origination volume, which in turn could have a material adverse effect on our business, financial condition and results of operations. Technological advances may lead to a decrease in the price of these types of systems or equipment and a consequent decline in the need for financing of such equipment. These changes could reduce the need for outside financing sources that would reduce our lease financing opportunities and origination volume in such products. These types of equipment are often leased by small commercial businesses which may be particularly susceptible to the current economic downturn, which may also affect demand for these products.

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

Since we generally fund our leases and contracts through our credit facilities or from working capital, our operating margins could be adversely affected by an increase in interest rates. For example, borrowings under our amended credit facility currently bear interest either at Prime plus 1.25% or at LIBOR plus 3.25%. The implicit yield on all of our leases and contracts is fixed due to the leases and contracts having scheduled payments that are fixed at the time of origination. When we originate or acquire leases or contracts, we base our pricing in part on the “spread” we expect to achieve between the implicit yield on each lease or contract and the effective interest cost we expect to pay when we finance such leases and contracts. Increases in interest rates during the term of each lease or contract could narrow or eliminate the spread, or result in a negative spread, to the extent such lease or contract was financed with variable-rate funding. We may undertake to hedge against the risk of interest rate increases, based on the size and interest rate profile of our portfolio. Such hedging activities, however, would limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, our hedging activities may not protect us from interest rate-related risks in all interest rate environments. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. We do not currently have any hedging arrangements with respect to interest rate changes.

We may not be able to realize our entire investment in the residual interests in the equipment covered by our leases.

At the inception of a lease we record a residual value for the lease equipment as an asset based upon an estimate of the fair market value of the equipment at lease maturity. There can be no assurance that our estimated residual values will be realized due to technological or economic obsolescence, unusual wear or tear on the equipment, or other factors. Failures to realize the recorded residual values may have a material adverse effect on our business, financial condition and results of operations.

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

Recently proposed accounting changes may negatively impact the demand for equipment leases.

On August 17, 2010, the International Accounting Standards Board (IASB) and Financial Accounting Standards Board (FASB) released a joint exposure draft that would dramatically change lease accounting for both lessees and lessors by requiring balance sheet recognition of all leases. Lessors would account for leases under two very different accounting models: the performance obligation approach, which would apply if the lessor retains significant risks and benefits associated with the underlying property; or the derecognition approach, which would apply to all other leases. These proposed changes could impact the demand for equipment leases by lessees who view it as a less attractive form of financing. If these accounting changes are adopted in a form that makes equipment leasing less attractive to small business owners the reduced demand for equipment leases could have an adverse effect on our results of operations and financial condition.

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

Our restated articles of organization and restated bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable, including: (i) provisions authorizing the issuance of “blank check” preferred stock; (ii) providing for a Board of Directors with staggered terms; (iii) requiring super-majority or class voting to effect certain amendments to the articles and bylaws and to approve certain business combinations; (iv) limiting the persons who may call special stockholders’ meetings and; (v) establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings. In addition, certain provisions of Massachusetts law to which we are subject may have the effect of discouraging, delaying or preventing a change in control or an unsolicited acquisition proposal.

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

During 2010 and 2008, we declared dividends of $0.20 per share. During 2009, we declared dividends of $0.15 per share. Future dividend payments are subject to ongoing review and evaluation by our Board of Directors. The decision as to the amount and timing of future dividends we may pay, if any, will be made in light of our financial condition, capital requirements and growth plans, as well as our external financing arrangements and any other factors our Board of Directors may deem relevant. We can give no assurance as to the amount and timing of the payment of future dividends.

Item 2.	Properties

At December 31, 2010, our corporate headquarters and operations center occupied approximately 24,400 square feet of office space at 10M Commerce Way, Woburn, Massachusetts 01801. The lease for this space expired on January 31, 2011.

On September 20, 2010 we entered into an office lease agreement for approximately 23,834 square feet of office space located at 16 New England Executive Park in Burlington, Massachusetts 01803. We moved our corporate headquarters to the premises in January 2011. The lease for this space expires on July 31, 2017.

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

Market Information

Our common stock, par value $0.01 per share is currently listed on the Nasdaq Global Market under the symbol “MFI.” The following chart shows the high and low sales price of our common stock in each quarter over the past two fiscal years.

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Stock Price
High	$4.14	$4.20	$4.01	$4.74	$2.80	$3.98	$3.75	$3.47
Low	$2.95	$3.32	$3.31	$3.75	$1.55	$1.72	$2.85	$2.49

Holders

We believe there were approximately 725 stockholders of MicroFinancial, Inc. as of March 15, 2011, including beneficial owners who hold through a broker or other nominee.

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

During 2010 we declared dividends of $0.05 per share payable to shareholders of record on each of February 1, 2010, May 3, 2010, July 29, 2010 and November 1, 2010.

On January 21, 2011 we declared a dividend of $0.05 per share payable on February 15, 2011 to shareholders of record of MicroFinancial Incorporated stock as of February 1, 2011.

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

Repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime.

During the fourth quarter of fiscal year 2010 we repurchased and retired 34,412 shares of our common stock under our stock buyback program. The following table shows details of these repurchases:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid Per Share	Program (1)	Program (2)

October 1 to	—		—
October 31, 2010
November 1 to	11,864	$4.11	11,864
November 30, 2010
December 1 to	22,548	$4.04	22,548
December 31, 2010
Total	34,412	$4.06	34,412	$868,800

(1)	All repurchases were made pursuant to the publicly announced repurchase program described above, which was publicly announced on August 11, 2010.

(2)	Based on the maximum number of shares remaining to be repurchased under the program, and the closing price of our common stock of $4.03 on December 31, 2010.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2005 with the S&P 400 Mid-Cap Financials Index and the NASDAQ Composite. Cumulative total stockholder return shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2005 and the reinvestment of dividends. The historic stock price performance information shown in this graph may not be indicative of current stock price levels or future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except share and per share data)

Income Statement Data:
Revenues:
Income on financing leases	$34,398	$29,415	$23,095	$12,302	$3,917
Rental income	7,773	8,584	9,829	13,612	20,897
Income on service contracts	512	676	925	1,271	1,870
Other income(1)	8,246	7,490	5,676	4,486	5,758

Total revenues	50,929	46,165	39,525	31,671	32,442

Expenses:
Selling, general and administrative	13,839	13,371	13,060	12,824	14,499
Provision for credit losses	23,148	22,039	15,313	7,855	6,985
Depreciation and amortization	2,212	1,628	976	1,344	5,326
Interest	3,150	2,769	1,020	143	162

Total expenses	42,349	39,807	30,369	22,166	26,972

Income (loss) before provision (benefit) for income taxes	8,580	6,358	9,156	9,505	5,470
Provision (benefit) for income taxes	3,284	2,231	3,206	3,303	1,555

Net income (loss)	$5,296	$4,127	$5,950	$6,202	$3,915

Net income (loss) per common share:
Basic	$0.37	$0.29	$0.42	$0.45	$0.28
Diluted	0.37	0.29	0.42	0.44	0.28
Weighted-average shares:
Basic	14,240,308	14,147,436	14,002,045	13,922,974	13,791,403
Diluted	14,466,266	14,261,644	14,204,105	14,149,634	13,958,759
Dividends declared per common share	$0.20	$0.15	$0.20	$0.20	$0.20

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$1,528	$391	$5,047	$7,080	$28,737
Restricted cash	753	834	528	561	—
Gross investment in leases(2)	212,899	194,629	158,138	102,128	44,314
Unearned income	(59,245)	(55,821)	(49,384)	(35,369)	(13,682)
Allowance for credit losses	(13,132)	(13,856)	(11,722)	(5,722)	(5,223)
Investment in service contracts, net	—	—	32	203	613
Investment in rental contracts, net	461	379	240	106	313
Total assets	143,605	127,097	104,850	70,982	59,721
Revolving line of credit	62,650	51,906	33,325	6,531	5
Total liabilities	74,118	60,332	40,512	10,154	3,585
Total stockholders’ equity	69,487	66,765	64,338	60,828	56,136

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except statistical data)

Other Data:
Operating Data:
Value of leases originated(3)	$116,052	$113,987	$104,698	$83,698	$33,343
Dealer funding(4)	77,794	76,306	68,007	54,035	21,498
Average yield on leases(5)	27.8%	27.7%	28.5%	29.0%	30.0%
Cash Flows From (Used In):
Operating activities	$73,714	$57,897	$43,310	$30,440	$26,870
Investing activities	(79,635)	(77,969)	(69,523)	(55,203)	(22,114)
Financing activities	7,058	15,416	24,180	3,106	(8,945)

Net change in cash and cash equivalents	$1,137	$(4,656)	$(2,033)	$(21,657)	$(4,189)

Selected Ratios:
Return on average assets	3.91%	3.56%	6.77%	9.49%	6.27%
Return on average stockholders’ equity	7.77	6.30	9.51	10.60	7.07
Operating margin(6)	62.30	61.51	61.91	54.81	38.39
Credit Quality Statistics:
Net charge-offs	$23,872	$19,906	$9,313	$7,356	$10,476
Net charge-offs as a percentage of average gross investment(7)	11.72%	11.28%	7.15%	9.99%	26.34%
Provision for credit losses as a percentage of average gross investment(7)	11.36	12.49	11.76	10.67	17.56
Allowance for credit losses as a percentage of gross investment(8)	6.17	7.12	7.41	5.59	11.63

(1)	Includes loss and damage waiver fees, service fees, interest income, and miscellaneous revenue.

(2)	Consists of receivables due in installments and estimated residual value.

(3)	Represents the amount paid to dealers upon funding of leases plus the associated unearned income.

(4)	Represents the net amount paid to dealers upon funding of leases and contracts.

(5)	Represents the aggregate of the implied interest rate on each lease originated during the period weighted by the amount funded.

(6)	Represents income before provision (benefit) for income taxes and provision for credit losses as a percentage of total revenues.

(7)	Represents a percentage of average gross investment in leases and net investment in service contracts.

(8)	Represents allowance for credit losses as a percentage of gross investment in leases and net investment in service contracts.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations, Including Selected Quarterly Financial Data (Unaudited)

The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things, those associated with:

•	the demand for the equipment types we finance;

•	our significant capital requirements;

•	our ability or inability to obtain the financing we need, or to use internally generated funds, in order to continue originating contracts;

•	the risks of defaults on our leases;

•	our provision for credit losses;

•	our residual interests in underlying equipment;

•	possible adverse consequences associated with our collection policy;

•	the effect of higher interest rates on our portfolio;

•	increasing competition;

•	increased governmental regulation of the rates and methods we use in financing and collecting on our leases and contracts;

•	acquiring other portfolios or companies;

•	dependence on key personnel;

•	changes to accounting standards for equipment leases;

•	adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations; and

•	general economic and business conditions.

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

Overview

We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. In June 2004 we established a new wholly-owned operating subsidiary, TimePayment Corp. The average amount financed by TimePayment during 2010 was approximately $5,800 while Leasecomm historically financed contracts averaging approximately $1,900. Our portfolio consists of water filtration systems, security equipment, automotive repair equipment, restaurant equipment and other business equipment leased to commercial enterprises.

We derive the majority of our revenues from leases originated and held by us, payments on service contracts, rental contracts and fee income. Historically, we have funded the majority of our leases and contracts through our revolving-credit loans, term loans, cash from operations and on-balance sheet securitizations, and to a lesser extent our subordinated debt programs.

On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 28, 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan.

As a part of the July 2010 amendment, the maturity date of the facility was extended to August 2, 2013. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

In a typical lease transaction, we originate a lease through our nationwide network of equipment vendors, independent sales organizations and brokers. Upon our approval of a lease application and verification that the lessee has received the equipment and signed the lease, we pay the dealer for the cost of the equipment, plus the dealer’s profit margin.

Substantially all leases originated or acquired by us are non-cancelable. During the term of the lease, we are scheduled to receive payments sufficient to cover our borrowing costs and the cost of the underlying equipment and to provide us with an appropriate profit. We pass along some of the costs of our leases and contracts by charging collection fees, loss and damage waiver fees, late fees and other service fees, when applicable. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides us with additional revenues based on the residual value of the equipment at the end of the lease. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of 45 months as of December 31, 2010.

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

Allowance for Credit Losses

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the “microticket” market and the individual size of each transaction, we do not have a formal credit review committee to review individual transactions. Rather, we developed a sophisticated, multi-tiered pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, we do not evaluate transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and maintain a general allowance against our entire portfolio utilizing historical collection statistics and an assessment of current credit risk in the portfolio as the basis for the amount.

We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We take charge-offs against our receivables when such receivables are deemed uncollectible. In general a receivable is uncollectable when it is 360 days past due or earlier, if other adverse events occur with respect to an account. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the relatively small amount necessary to bring an account current.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At December 31, 2010, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. We do not expect our unrecognized tax positions to change significantly over the next twelve months.

Share-Based Compensation

We follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, Compensation — Stock Compensation, which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognition of compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC Topic 718 and Securities and Exchange Commission, (“SEC”) Staff Accounting Bulletin No. 107 — Share Based Payments. Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of our stock, the risk-free interest rate and our dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us under ASC Topic 718.

Results of Operations

Revenues

	2010	Change	2009	Change	2008
	(In thousands)

Income on financing leases	$34,398	16.9%	$29,415	27.4%	$23,095
Rental income	7,773	(9.4)	8,584	(12.7)	9,829
Income on service contracts	512	(24.3)	676	(26.9)	925
Loss and damage waiver fees	4,555	10.1	4,136	27.8	3,236
Service fees and other	3,690	10.5	3,340	45.2	2,300
Interest income	1	(92.9)	14	(90.0)	140

Total revenues	$50,929	10.3%	$46,165	16.8%	$39,525

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

Total revenues for the year ended December 31, 2010 were $50.9 million, an increase of $4.8 million or 10.3% from the year ended December 31, 2009. Revenue from leases was $34.4 million, up $5.0 million from the previous year as a result of the increased originations. Rental income was $7.8 million, down $0.8 million from 2009. Other revenue components contributed $8.7 million, up $0.6 million from the previous year in connection with the increased size in our portfolio, despite a decline in service contracts of $164,000 during the year. The decline in rental income is primarily explained by attrition rates in the two sources of rental income. One source is rental agreements that are originated and cancellable on a monthly basis. We have not originated any new rental contracts since 2004. The other is the rental income that is recognized at the end of the lease term when a lessee chooses to keep the equipment and rents it on a monthly basis. The decline in rental contracts is the result of attrition of Leasecomm rental contracts which is partially offset by Timepayment lease contracts coming to term and converting to rentals. We have not funded any new service contracts since 2004; therefore this segment of revenue continues to decline.

Total revenues for the year ended December 31, 2009 were $46.2 million, an increase of $6.6 million or 16.8% from the year ended December 31, 2008. Revenue from leases was $29.4 million, up $6.3 million from the previous year as a result of the increased originations. Rental income was $8.6 million, down $1.2 million from 2008. Other revenue components contributed $8.2 million, up $1.5 million from the previous year in connection with the increased size in our portfolio, despite a decline in service contracts of $249,000 during the year. The decline in income from service contracts is consistent with the lack of new service contract originations since we resumed funding in 2004.

Selling, General and Administrative

	2010	Change	2009	Change	2008
	(Dollars in thousands)

Selling, general and administrative	$13,839	3.5%	$13,371	2.4%	$13,060
As a percent of revenue	27.1%		29.0%		33.0%

Our selling, general and administrative (“SG&A”) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $468,000 or 3.5%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Significant factors in the increase of the SG&A expense include increases in payroll and employee benefits of $481,000 due to the increase in headcount, an increase in consulting and contract labor of $131,000 and an increase in bank service fees of $130,000. These increases were offset in part by decreases in marketing expenses of $186,000 and collection expenses of $166,000.

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

Provision for Credit Losses

	2010	Change	2009	Change	2008
	(Dollars in thousands)

Provision for credit losses	$23,148	5.0%	$22,039	43.9%	$15,313
As a percent of revenue	45.5%		47.7%		38.7%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased $1.1 million or 5.0%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Net charge-offs increased $4.0 million to $23.9 million, or 19.9%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The provision was based on providing a general allowance against leases funded during the year and our analysis of actual and expected losses in our portfolio as a whole.

Our provision for credit losses increased $6.7 million or 43.9%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Net charge-offs increased $10.6 million to $19.9 million, or 113.8%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The provision was based on providing a general allowance against leases funded during the year and our analysis of actual and expected losses in our portfolio as a whole. The increase in the allowance reflects the growth in lease receivables associated with new lease originations, increased delinquency levels, and the current economic climate in 2009.

Depreciation and Amortization

	2010	Change	2009	Change	2008
	(Dollars in thousands)

Depreciation — fixed assets	$615	43.4%	$429	12.0%	$383
Depreciation — rental equipment	1,597	36.5	1,170	181.9	415
Amortization — service contracts	—	(100.0)	29	(83.7)	178

Total depreciation and amortization	$2,212	35.9%	$1,628	66.8%	$976

As a percent of revenue	4.3%		3.5%		2.5%

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

Depreciation expense on rentals increased by $427,000 or 36.5% in connection with the TimePayment rental portfolio, and amortization of service contracts decreased by $29,000 or 100.0%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The carrying value of our rental equipment increased from $379,000 at December 31, 2009 to $461,000 at December 31, 2010. The carrying value of our service contracts was $0 at December 31, 2009 and December 31, 2010. Depreciation on property and equipment increased by $186,000 or 43.4% for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increase in depreciation on property and equipment was primarily due to the abandonment of a proposed software platform and the related depreciation of costs capitalized in connection with that project.

Depreciation expense on rentals increased by $755,000 or 181.9% in connection with the increase in the TimePayment rental portfolio, and amortization of service contracts decreased by $149,000 or 83.7%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The carrying value of our rental equipment increased from $240,000 at December 31, 2008 to $379,000 at December 31, 2009. The carrying value of our service contracts decreased from $32,000 at December 31, 2008 to $0 at December 31, 2009. Depreciation on property and equipment increased by $46,000 or 12.0% for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

Interest Expense

	2010	Change	2009	Change	2008
	(Dollars in thousands)

Interest	$3,150	13.8%	$2,769	171.5%	$1,020
As a percent of revenue	6.2%		6.0%		2.6%

We pay interest on borrowings under our revolving line of credit. Interest expense increased by $381,000 or 13.8% for the year ended December 31, 2010, as compared to the year ended December 31, 2009. At December 31, 2010, we had outstanding borrowings under our revolving line of credit of $62.7 million compared to $51.9 million at December 31, 2009. The effect of higher average outstanding debt balances on our interest expense was partially offset by lower interest costs on our revolving line of credit.

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

Provision for Income Taxes

	2010	Change	2009	Change	2008
	(In thousands)

Provision for income taxes	$3,284	47.2%	$2,231	(30.4)%	$3,206
As a percent of revenue	6.4%		4.8%		8.1%

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

The provision for income taxes increased by $1.1 million, or 47.2%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. This increase resulted primarily from the $2.2 million increase in income before income taxes. The effective tax rate for the year ended December 31, 2010 was 38.3% compared to 35.1% for the year ended December 31, 2009

The provision for income taxes decreased by $975,000, or 30.4%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This decrease resulted primarily from the $2.8 million decrease in income before income taxes and the release of reserves for uncertain tax positions of $445,000 due to the expiration of the statute of limitations of certain states. The effective tax rate for the year ended December 31, 2009 was 35.1% compared to 35.0% for the year ended December 31, 2008.

Other Operating Data

Dealer fundings were $78.2 million during the year ended December 31, 2010, an increase of $1.3 million or 1.7%, compared to the year ended December 31, 2009. This increase is a result of our continuing business development efforts that include increasing the size of our vendor base and sourcing a larger number of applications from our vendors. We funded these contracts using cash provided by operating activities as well as net borrowings of $10.7 million against our revolving line of credit. Receivables due in installments, estimated residual values, net investment in service contracts, and investment in rental equipment increased from $197.9 million at December 31, 2009 to $215.7 million at December 31, 2010, an increase of $17.8 million, or 9.0%. Unearned income increased by $3.4 million, or 6.1%, from $55.8 million at December 31, 2009 to $59.2 million at December 31, 2010. This increase was due to the $78.2 million in originations in 2010. Net cash provided by operating activities increased by $15.8 million, or 27.3%, to $73.7 million during the year ended December 31, 2010, from the year ended December 31, 2009, due primarily to the increase in originations.

Dealer fundings were $76.9 million during the year ended December 31, 2009, an increase of $7.8 million or 11.3%, compared to the year ended December 31, 2008. This increase is a result of our continuing business development efforts that include increasing the size of our vendor base and sourcing a larger number of applications from our vendors. We funded these contracts using cash provided by operating activities as well as net borrowings of $18.6 million against our revolving line of credit. Receivables due in installments, estimated residual values, net investment in service contracts, and investment in rental equipment increased from $162.1 million at December 31, 2008 to $197.9 million at December 31, 2009, an increase of $35.8 million, or 22.1%. Unearned income increased by $6.4 million, or 13.0%, from $49.4 million at December 31, 2008 to $55.8 million at December 31, 2009. This increase was due to the $76.9 million in originations in 2009, representing a substantial increase over 2008. Net cash provided by operating activities increased by $14.6 million, or 33.7%, to $57.9 million during the year ended December 31, 2009, from the year ended December 31, 2008, due primarily to the increase in originations.

Selected Quarterly Data

The following is a summary of our unaudited quarterly results of operations for 2010 and 2009. This unaudited quarterly information was prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring items, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, and you should read them in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

Revenues:
Income on leases	$8,122	$8,509	$8,790	$8,977	$6,789	$7,098	$7,635	$7,893
Rental income	1,958	1,920	1,917	1,978	2,209	2,138	2,124	2,113
Income on service contracts	141	132	124	115	189	175	162	150
Loss and damage waiver fees	1,104	1,119	1,154	1,178	986	1,018	1,048	1,084
Service fees and other	993	940	912	845	671	699	1,001	969
Interest income	—	1	—	—	13	1	—	—

Total revenues	12,318	12,621	12,897	13,093	10,857	11,129	11,970	12,209

Expenses:
Selling, general and administrative	3,230	3,581	3,356	3,672	3,572	3,492	3,349	2,958
Provision for credit losses	6,931	5,562	4,969	5,686	5,453	4,993	5,437	6,156
Depreciation and amortization	428	474	731	579	335	383	440	470
Interest	811	885	743	711	516	661	751	841

Total expenses	11,400	10,502	9,799	10,648	9,876	9,529	9,977	10,425

Income before provision for income taxes	918	2,119	3,098	2,445	981	1,600	1,993	1,784
Provision for income taxes	353	818	1,192	921	378	616	767	470

Net income	$565	$1,301	$1,906	$1,524	$603	$984	$1,226	$1,314

Net income per common share — basic	$0.04	$0.09	$0.13	$0.11	$0.04	$0.07	$0.09	$0.09
Net income per common share — diluted	0.04	0.09	0.13	0.11	0.04	0.07	0.09	0.09
Dividends declared per common share	0.05	0.05	0.05	0.05	—	0.05	0.05	0.05

Exposure to Credit Losses

The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts and service contracts in our portfolio as of December 31, 2010, 2009 and 2008. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	December 31, 2010		December 31, 2009		December 31, 2008
	(Dollars in thousands)

Current	$160,674	84.1%	$140,000	79.7%	$110,423	77.3%
31-60 days past due	6,142	3.2	6,233	3.6	6,941	4.8
61-90 days past due	4,369	2.3	5,336	3.0	5,079	3.6
Over 90 days past due	19,882	10.4	24,046	13.7	20,438	14.3

Receivables due in installments	$191,067	100.0%	$175,615	100.0%	$142,881	100.0%

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

We generated cash flow from operations of $73.7 million for the year ended December 31, 2010, $57.9 million for the year ended December 31, 2009, and $43.3 million for the year ended December 31, 2008.

Net cash used in investing activities was $79.6 million for the year ended December 31, 2010, $78.0 million for the year ended December 31, 2009 and $69.4 million for the year ended December 31, 2008. Investing activities primarily relate to the origination of leases with investments in lease contracts, direct costs, property, and equipment.

Net cash provided by financing activities was $7.1 million for the year ended December 31, 2010, $15.4 million for the year ended December 31, 2009 and $24.0 million for the year ended December 31, 2008. Financing activities includes borrowings from and repayments on our various financing sources. During 2010 we borrowed $103.3 million and repaid $92.5 million. During 2009 we borrowed $91.1 million and repaid $72.6 million. During 2008 we borrowed $87.5 million and repaid $60.7 million. In addition, we paid dividends of $2.8 million in each of 2010, 2009 and 2008.

We believe that cash flows from our existing portfolio, cash on hand, available borrowings on the existing credit facility which matures August 2013, and additional financing as required will be sufficient to support our operations and lease origination activity in the near term.

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases. Borrowings outstanding under our revolving line of credit consist of the following:

	December 31, 2010					December 31, 2009
					Maximum				Maximum
	Amounts	Interest		Unused	Facility	Amounts	Interest	Unused	Facility
	Outstanding	Rate		Capacity	Amount	Outstanding	Rate	Capacity	Amount
(Dollars in 000)

Revolving credit facility(1)	$62,650	3.52	% -4.50%	$37,350	$100,000	$51,906	5.00%	$33,094	$85,000

(1)	The unused capacity is subject to limitations based on lease eligibility and the borrowing base formula.

On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 28, 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. As a part of the July 2010 amendment, the maturity date of the facility was extended to August 2, 2013. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan. At December 31, 2010 $57.0 million of our loans were LIBOR Loans and $5.7 million of our loans were Prime Rate Loans. The interest rate on the revolving line of credit was between 3.52% and 4.5% at December 31, 2010. As of December 31, 2010 the qualified lease receivables eligible under the borrowing base exceeded the $100 million revolving line of credit.

Financial Covenants

Our Sovereign revolving line of credit, like our prior facilities, has financial covenants that we must comply with in order to obtain funding through the facility and to avoid an event of default. These include requirements that we (i) maintain a ratio of our consolidated net earnings before interest, taxes and non-recurring non-cash items, as calculated under the agreement, to our consolidated interest expense of not less than 1.4:1 as of the end of any fiscal quarter; (ii) maintain consolidated tangible capital base (defined to mean our consolidated tangible net worth, as calculated under the agreement, plus subordinated debt) at minimum levels, which are increased from quarter to quarter in relation to our net income and any equity capital we receive; (iii) maintain a leverage ratio (defined to mean the ratio of consolidated total liabilities, less subordinated debt, to consolidated tangible net worth, plus subordinated debt) at any time to exceed 4.0 to1.0; and (iv) not permit the amount of receivables over 90 days past due to exceed 18.75% of gross lease installments. The revolving line of credit also contains other affirmative and negative covenants, including a restriction on our ability to incur or guaranty indebtedness, dispose of or acquire assets or engage in a merger transaction, or make certain restricted payments. As of December 31, 2010, we were in compliance with all covenants in our borrowing relationships.

Contractual Obligations and Lease Commitments

The following table summarizes our contractual cash obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments Due	Payments	Payments	Payments
		Less than	Due	Due	Due After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Revolving line of credit	$62,650	$62,650	$—	$—	$—
Operating lease obligations	4,207	313	1,712	1,202	980
Capital lease obligations	26	25	1	—	—

Total	$66,883	$62,988	$1,713	$1,202	$980

Contractual Obligations

We have entered into various agreements, such as debt and operating lease agreements that require future payments. During the year ended December 31, 2010 we had net borrowings of $10.7 million against our revolving line of credit. The $62.7 million of outstanding borrowings under our revolving line of credit as of December 31, 2010 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $313,000, $558,000 and $571,000 for the years ended December 31, 2011, 2012 and 2013 respectively. Our future minimum lease payments under capital leases are $25,000 and $1,000 for the years ended December 31, 2011 and 2012 respectively.

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

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of December 31, 2010, we have repaid all of our fixed-rate debt and have $62.7 million of outstanding variable interest rate obligations under our Sovereign revolving line of credit.

Our Sovereign line of credit bears interest at rates which fluctuate with changes in the Prime or the LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

We maintain an investment portfolio in accordance with our investment policy guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. We minimize investment risk by limiting the amount invested in any single security and by focusing on conservative investment choices with short terms and high credit quality standards. We do not use derivative financial instruments or invest for speculative trading purposes. Investment activity in 2010 and 2009 was very limited given the lack of cash on hand to invest and the relatively low investment rates being offered.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Accounting Standard Codification (“ASC”) 860 — Transfers and Servicing. This topic requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. On January 1, 2010 we adopted the new content of FASB ASC 860 which did not have an impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10 — Consolidation. This topic modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. On January 1, 2010 we adopted the new content of FASB ASC 810-10 which did not have an impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standard Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures.” This update provides amendments to FASB 820-10 — Fair Value Measurements and Disclosures that require new disclosures as follows:

•	Transfers in and out of Levels 1 and 2. A reporting entry should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

•	Activity in level 3 fair value measurements

•	A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.

In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the provisions of ASU 2010-6 which are required for the current year and the adoption did not have a material effect on our consolidated financial position or results of operations. The provisions of ASU 2010-6 which are effective for fiscal years beginning after December 15, 2010 are not expected to have a material impact on our future financial statements.

In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance expands the disclosures pertaining to the credit quality of loans and should provide users of the financial statements with a better overall understanding of the credit risk in the loan portfolio. This guidance is effective for interim and annual periods ending after December 15, 2010. The provisions of ASU 2010-10 did not have a material effect on our financial statements but requires significant additional disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7, under the caption Market Risk and Financial Instruments.

Item 8.	Financial Statements and Supplementary Data

Our Financial Statements, together with the related report of our Independent Registered Public Accounting Firm, appear on pages F-1 through F-26 of this Form 10-K.

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

Under the supervision and with the participation of our management, including our executive officers, we assessed as of December 31, 2010, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2010 was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Change in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended December 31, 2010, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in our proxy statement for the 2010 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed on or before April 30, 2011 (the “2011 Proxy Statement”) under the headings, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Corporation” and “Proposal 1 — Election of Directors,” included in our proxy statement for the 2011 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 2, 2011, is hereby incorporated by reference. The information under the heading “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this item.

Item 11.	Executive Compensation

The information appearing in our 2011 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Compensation of Directors” is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2011 Proxy Statement under the heading, “Security Ownership of Certain Beneficial Owners and Management”, is hereby incorporated by reference.

The following table summarizes information, as of December 31, 2010, relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of
Securities
	to be Issued	Weighted-Average	Future Issuance
	Upon Exercise	Exercise Price of	Under Equity
	of Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding Securities
	Warrants	Warrants and	Reflected in
Plan Category	and Rights	Rights(2)	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	941,546	$5.07	390,656
Equity compensation plans not approved by security holders	—	—	—
Total	941,546	$5.07	390,656

(1)	Includes our 1998 Equity Incentive Plan (which was approved by stockholders at the 2001 special meeting of stockholders in lieu of annual meeting) and our 2008 Equity Incentive Plan (which was approved by our stockholders at the 2008 special meeting of stockholders in lieu of annual meeting). The number of securities available for future issuance will be reduced by three for each share of restricted stock or other “full share” award made to an employee, and by one for any option granted to an employee or for any award made to non-employee directors, under the terms of our 2008 Equity Incentive Plan.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information appearing in our 2011 Proxy Statement under the headings “Governance of the Corporation — Certain Relationships and Related Person Transactions” and “— Determination of Director Independence” is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2011 Proxy Statement under the heading “Proposal 2 — Ratification of the Selection of MicroFinancial’s Independent Registered Public Accounting Firm” is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

Our Financial Statements, together with the related report of the Independent Registered Public Accounting Firm, appear at pages F-1 through F-26 of this Form 10-K

(2) None

(3) Exhibits Index

Exhibit
Number		Description

3.1		Restated Articles of Organization, as amended. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.
3.2		Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10.1		Warrant Purchase Agreement dated April 14, 2003 among the Registrant, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.2		Form of Warrants to purchase Common Stock of the Registrant issued April 14, 2003. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.3		Co-Sale Agreement dated April 14, 2003 among the Registrant, Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle, Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr., and the Lenders named therein. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.4		Registration Rights Agreement dated April 14, 2003 among the Registrant and the Lenders named therein. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.
10.5		Office lease for the Burlington facility at 16 New England Executive Park, Suite 200, Burlington, MA dated September 20, 2101 among MicroFinancial Incorporated and MA-New England Executive Park, LLC. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010.
10	.6.1*	1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.
10	.6.2*	Form of Restricted Stock Agreement grant under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.27 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.
10	.6.3*	Form of incentive stock option agreement under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.3 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.6.4*	Form of non-qualified stock option agreement under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.4 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.6.5*	MicroFinancial Incorporated 2008 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2008.
10	.6.6*	Form of restricted stock unit (RSU) agreement under the MicroFinancial Incorporated 2008 Equity Incentive Plan. Incorporated by reference in Exhibit 10.6.6 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

Exhibit
Number		Description

10	.7*	Compensatory Arrangements for Non-Employee Directors. Incorporated by reference to Exhibit 10.15 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.8.1*	Amended and Restated Employment Agreement between the Registrant and Richard F. Latour dated March 15, 2004. Incorporated by reference to Exhibit 10.8 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
10	.8.2*	Amendment to Employment Agreement between the Registrant and Richard F. Latour dated December 24, 2008. Incorporated by reference to Exhibit 10.8.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.9.1*	Employment Agreement between the Registrant and James R. Jackson, Jr. dated May 4, 2005. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.9.2*	Amendment to Employment Agreement between the Registrant and James R. Jackson dated December 24, 2008. Incorporated by reference to Exhibit 10.9.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.10.1*	Employment Agreement between the Registrant and Stephen Constantino dated May 4, 2005. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.10.2*	Amendment to Employment Agreement between the Registrant and Stephen Constantino dated December 24, 2008. Incorporated by reference to Exhibit 10.10.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.11.1*	Employment Agreement between the Registrant and Steven LaCreta dated May 4, 2005. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
10	.11.2*	Amendment to Employment Agreement between the Registrant and Steven LaCreta dated December 24, 2008. Incorporated by reference to Exhibit 10.11.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.12.1	Credit Agreement dated August 2, 2007. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.12.2	Unlimited Guaranty of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.12.3	Unlimited Guaranty of Leasecomm dated August 2, 2007. Incorporated by reference to Exhibit 10.3 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.12.4	Security Agreement between Borrower and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.4 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.12.5	Security Agreement between Registrant and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.5 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.12.6	Security Agreement between Leasecomm and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.6 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.12.7	Trademark Security Agreement and License dated August 2, 2007 by Borrower. Incorporated by reference to Exhibit 10.7 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.12.8	Trademark Security Agreement and License dated August 2, 2007 by Registrant. Incorporated by reference to Exhibit 10.8 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.12.9	Trademark Security Agreement and License dated August 2, 2007 by Leasecomm. Incorporated by reference to Exhibit 10.9 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.12.10	Pledge Agreement of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.10 in the Registrant’s Form 8-K filed on August 8, 2007.
10	.12.11	Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.10 in the Registrant’s Form 8-K filed on July 15, 2008.
10	.12.12	Agreement and Amendment No. 1 to Amended and Restated Credit Agreement dated February 10, 2009. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on February 17, 2009.

Exhibit
Number		Description

10	.12.13	Additional Lender Supplement dated February 10, 2009. Incorporated by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed on February 17, 2009.
10	.12.14	Commitment Increase Supplement dated February 10, 2009. Incorporated by reference to Exhibit 10.3 in the Registrant’s Form 8-K filed on February 17, 2009.
10	.12.15	Sovereign Note dated July 9, 2008. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.12.16	TD Banknorth Note dated July 9, 2008. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.12.17	Commerce Bank & Trust Company Note dated February 10, 2009. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.12.18	Danversbank Note dated February 10, 2009. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.12.19	Wells Fargo Bank Note dated February 10, 2009. Incorporated by reference to Exhibit 10.14.15 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
10	.12.20	Agreement and Amendment No. 2, dated July 28, 2010 to Amended and Restated Credit Agreement dated July 9, 2008 (Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on August 2, 2010).
21	.1†	Subsidiaries of Registrant
23	.1†	Consent of McGladrey & Pullen, LLP
23	.2†	Consent of Caturano and Company, Inc.
31	.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

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

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Bleyleben Peter R. Bleyleben	Chairman of the Board of Directors	March 31, 2011

/s/ Richard F. Latour Richard F. Latour	President, Chief Executive Officer, Treasurer, Clerk, Secretary and Director	March 31, 2011

/s/ James R. Jackson Jr. James R. Jackson Jr.	Vice President and Chief Financial Officer	March 31, 2011

/s/ Brian E. Boyle Brian E. Boyle	Director	March 31, 2011

/s/ John W. Everets John W. Everets	Director	March 31, 2011

/s/ Torrence C. Harder Torrence C. Harder	Director	March 31, 2011

/s/ Fritz Von Mering Fritz Von Mering	Director	March 31, 2011

/s/ Alan J. Zakon Alan J. Zakon	Director	March 31, 2011

MICROFINANCIAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MicroFinancial Incorporated:
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheet of MicroFinancial Incorporated and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroFinancial Incorporated and subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/  McGladrey & Pullen, LLP

Boston, Massachusetts
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MicroFinancial Incorporated:
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheet of MicroFinancial Incorporated and its subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations, and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/  Caturano and Company, P.C.

Boston, Massachusetts
March 31, 2010

MICROFINANCIAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands,
	except share
	and per share data)

ASSETS
Cash and cash equivalents	$1,528	$391
Restricted cash	753	834
Net investment in leases:
Receivables due in installments	191,067	175,615
Estimated residual value	21,832	19,014
Initial direct costs	1,490	1,509
Less:
Advance lease payments and deposits	(3,479)	(2,411)
Unearned income	(59,245)	(55,821)
Allowance for credit losses	(13,132)	(13,856)

Net investment in leases	138,533	124,050
Investment in rental contracts, net	461	379
Property and equipment, net	800	699
Other assets	1,530	744

Total assets	$143,605	$127,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2010	2009

Revolving line of credit	$62,650	$51,906
Accounts payable	2,435	2,011
Capital lease obligation	26	93
Dividends payable	5	—
Other liabilities	1,375	1,250
Income taxes payable	—	209
Deferred income taxes	7,627	4,863

Total liabilities	74,118	60,332

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2010 and 2009	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,231,933 and 14,174,326 shares issued and outstanding at December 31, 2010 and 2009, respectively	142	142
Additional paid-in capital	46,475	46,197
Retained earnings	22,870	20,426
Total stockholders’ equity	69,487	66,765

Total liabilities and stockholders’ equity	$143,605	$127,097

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)

Revenues:
Income on financing leases	$34,398	$29,415	$23,095
Rental income	7,773	8,584	9,829
Income on service contracts	512	676	925
Loss and damage waiver fees	4,555	4,136	3,236
Service fees and other	3,690	3,340	2,300
Interest income	1	14	140

Total revenues	50,929	46,165	39,525

Expenses:
Selling, general and administrative	13,839	13,371	13,060
Provision for credit losses	23,148	22,039	15,313
Depreciation and amortization	2,212	1,628	976
Interest	3,150	2,769	1,020

Total expenses	42,349	39,807	30,369

Income before provision for income taxes	8,580	6,358	9,156
Provision for income taxes	3,284	2,231	3,206

Net income	$5,296	$4,127	$5,950

Net income per common share — basic	$0.37	$0.29	$0.42

Net income per common share — diluted	$0.37	$0.29	$0.42

Weighted average shares outstanding — basic	14,240,308	14,147,436	14,002,045

Weighted average shares outstanding — diluted	14,466,266	14,261,644	14,204,105

Dividends declared per common share	$0.20	$0.15	$0.20

The accompanying notes are an integral part of the consolidated financial statements

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2009 and 2010

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
	(In thousands, except share and per share data)

Balance at December 31, 2007	13,960,778	$140	$45,412	$15,276	$60,828
Stock options exercised	17,500	—	28	—	28
Stock issued for deferred compensation	53,729	—	241	—	241
Stock-based compensation	—	—	74	—	74
Amortization of unearned compensation	6,250	—	19	—	19
Common stock dividends ($0.20 per share)	—	—	—	(2,802)	(2,802)
Net income	—	—	—	5,950	5,950

Balance at December 31, 2008	14,038,257	140	45,774	18,424	64,338
Stock issued for deferred compensation	131,069	2	336	—	338
Stock-based compensation	—	—	73	—	73
Amortization of unearned compensation	5,000	—	14	—	14
Common stock dividends ($0.15 per share)	—	—	—	(2,125)	(2,125)
Net income	—	—	—	4,127	4,127

Balance at December 31, 2009	14,174,326	142	46,197	20,426	66,765
Stock issued for deferred compensation	88,269	—	295	—	295
Stock-based compensation	—	—	112	—	112
Amortization of unearned compensation	3,750	—	10	—	10
Stock purchase program	(34,412)	—	(139)		(139)
Common stock dividends ($0.20 per share)	—	—	—	(2,852)	(2,852)
Net income	—	—	—	5,296	5,296

Balance at December 31, 2010	14,231,933	$142	$46,475	$22,870	$69,487

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Cash received from customers	$93,874	$76,022	$59,330
Cash paid to suppliers and employees	(16,595)	(15,290)	(14,564)
Cash paid for income taxes	(1,054)	(563)	(576)
Interest paid	(2,512)	(2,286)	(1,020)
Interest received	1	14	140

Net cash provided by operating activities	73,714	57,897	43,310

Cash flows from investing activities:
Investment in lease contracts	(77,794)	(76,306)	(68,007)
Investment in direct costs	(1,124)	(1,294)	(1,156)
Investment in property and equipment	(717)	(338)	(197)

Net cash used in investing activities	(79,635)	(77,938)	(69,360)

Cash flows from financing activities:
Proceeds from secured debt	103,270	91,146	87,541
Repayment of secured debt	(92,526)	(72,565)	(60,747)
Payments of debt closing costs	(714)	—	—
Decrease (increase) in restricted cash	81	(306)	33
Repayment of capital leases	(67)	(63)	(38)
Repurchase of common stock	(139)	—	—
Proceeds from the sale of capital stock	—	—	28
Payment of dividends	(2,847)	(2,827)	(2,800)

Net cash provided by financing activities	7,058	15,385	24,017

Net change in cash and cash equivalents	1,137	(4,656)	(2,033)
Cash and cash equivalents, beginning	391	5,047	7,080

Cash and cash equivalents, ending	$1,528	$391	$5,047

Reconciliation of net income to net cash provided by operating activitites:
Net income	$5,296	$4,127	$5,950
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(34,398)	(29,415)	(23,095)
Depreciation and amortization	2,212	1,628	976
Provision for credit losses	23,148	22,039	15,313
Recovery of equipment cost and residual value	74,007	56,881	40,549
Stock-based compensation expense	122	425	334
Non-cash interest expense	—	—	—
Increase in deferred income taxes liability	2,764	1,467	2,850
Changes in assets and liabilities:
Income taxes payable	(209)	201	(220)
Decrease (increase) in other assets	(72)	239	(280)
Increase in accounts payable	719	363	426
Increase (decrease) in other liabilities	125	(58)	507

Net cash provided by operating activities	$73,714	$57,897	$43,310

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$295	$338	$241

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)

A.	Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment during 2010 was approximately $5,800 while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our line of credit.

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

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments, collateralized repurchase agreements, commercial paper, certificates of deposit and US government and agency securities. As of December 31, 2010, our cash equivalents consisted of overnight investments.

Restricted Cash

Our line of credit requires that all TimePayment cash receipts be deposited into a cash collateral account held by Sovereign Bank. These funds are applied directly to amounts outstanding under the line of credit as they clear. Those funds, which are pending clearance and application against the line of credit, are deemed to be restricted.

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

We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. We take charge-offs against our receivables when such receivables are deemed uncollectible. In general, a receivable is deemed uncollectible when it is 360 days past due or earlier, if other adverse events occur with respect to an account. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the small amount necessary to bring an account current.

Investment in Service Contracts

Our investments in cancelable service contracts are recorded at cost and amortized over the expected life of the contract. Income on service contracts from monthly billings is recognized as the related services are provided.

At December 31, 2010 and 2009, our investment in service contracts consisted of the following:

	December 31,
	2010	2009

Investment in service contracts	$1,047	$1,350
Less accumulated amortization	(1,047)	(1,350)

Investment in service contracts, net	$—	$—

Amortization expense on service contracts totaled $0, $29,000 and $178,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Upon retirement or other disposition, the cost and related accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of our investment in service contracts.

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

At December 31, 2010 and 2009, our investment in rental contracts consisted of the following:

	December 31,
	2010	2009

Investment in rental contracts	$2,808	$3,262
Less accumulated depreciation	(2,347)	(2,883)

Investment in rental contracts, net	$461	$379

Depreciation expense on rental contracts totaled $1,596,000, $1,170,000 and $415,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts.

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

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of our revolving line of credit at December 31, 2010 approximates its carrying value.

Debt Issue Costs

Costs incurred in securing financing are capitalized in other assets and amortized over the term of the financing. We incurred amortization expense, of $399,000, $482,000, and $195,000 for the years ended December 31, 2010, 2009 and 2008, respectively which is included in interest expense.

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

Net Income Per Common Share

Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. At December 31, 2010, 2009 and 2008, 499,305 options, 849,305 options, and 1,292,067 options, respectively, were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Year Ended December 31,
	2010	2009	2008

Net income	$5,296	$4,127	$5,950

Weighted-average shares outstanding used in computation of net income per share — basic	14,240,308	14,147,436	14,002,045
Dilutive effect of options, warrants and restricted stock	225,958	114,208	202,060

Shares used in computation of net income per common share — assuming dilution	14,466,266	14,261,644	14,204,105

Net income per common share — basic	$0.37	$0.29	$0.42

Net income per common share — diluted	$0.37	$0.29	$0.42

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Accounting Standard Codification (“ASC”) 860 — Transfers and Servicing. This topic requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. On January 1, 2010 we adopted the new content of FASB ASC 860 which did not have an impact on our consolidated financial position or results of operations.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10 — Consolidation. This topic modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. On January 1, 2010 we adopted the new content of FASB ASC 810-10 which did not have an impact on our consolidated financial position or results of operations.

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

In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the provisions of ASU 2010-6 which are required for the current year and the adoption did not have a material effect on our consolidated financial position or results of operations. The provisions of ASU 2010-6 which are effective for fiscal years beginning after December 15, 2010 are currently being evaluated by management and are not expected to have a material impact on the Company’s future financial statements.

In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance expands the disclosures pertaining to the credit quality of loans and should provide users of the financial statements with a better overall understanding of the credit risk in the loan portfolio. This guidance is effective for interim and annual periods ending after December 15, 2010. The provisions of ASU 2010-10 did not have a material effect on our financial statements but requires significant additional disclosures.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Net Investment in Leases

At December 31, 2010, future minimum payments due on our lease receivables are as follows:

Year Ending December 31,

2011	$86,495
2012	56,314
2013	31,476
2014	13,334
2015	3,448

Total	$191,067

At December 31, 2010, the weighted-average remaining life of the leases in our portfolio is approximately 31 months and the weighted-average implicit rate of interest is approximately 26.9%.

Allowance for Loan Losses and Credit Quality of Loans

In 2010, the FASB issued ASU 2010-20 requiring us to provide detailed disclosures about the nature of credit risk inherent in our financing receivables, how we analyze that risk in estimating its allowance for credit losses, and the changes in the allowance for credit losses.

We segregate our lease portfolio between TimePayment Corp. and LeaseComm Corp. to perform the calculation and analysis of the allowance for loan losses. Each company consists of a single portfolio segment — microticket equipment. We take charge-offs against our receivables when such receivables are deemed uncollectible. In general a receivable is uncollectable when it is 360 days past due or earlier, if other adverse events occur with respect to an account. None of our receivables are placed on nonaccrual status as they are charged off when deemed uncollectible.

Activity in the allowance for credit losses for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008

Allowance for Credit Losses:
Beginning Balance	$13,856	$11,722	$5,722
Charge-offs	(28,435)	(24,181)	(13,641)
Recoveries	4,563	4,276	4,328
Provision	23,148	22,039	15,313

Ending Balance	$13,132	$13,856	$11,722

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the activity in the allowance for credit losses by portfolio segment at December 31, 2010:

	LeaseComm	TimePayment	Total
	Microticket	Microticket
	Equipment	Equipment

Allowance for Credit Losses:
Beginning Balance	$381	$13,475	$13,856
Charge-Offs	(1,123)	(27,312)	(28,435)
Recoveries	1,264	3,299	4,563
Provisions	(291)	23,439	23,148

Ending Balance	$231	$12,901	$13,132

Ending Balance: Individually evaluated for impairment	—	—	—
Ending Balance: Collectively evaluated for impairment	231	12,901	13,132
Ending Balance: contracts acquired with deteriorated credit quality	—	—	—
Financing Receivables:
Ending Balance	531	151,134	151,665
Ending Balance: Individually evaluated for impairment	—	—	—
Ending Balance: Collectively evaluated for impairment	531	151,134	151,665(1)
Ending Balance: contracts acquired with deteriorated credit quality	—	—	—

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

Each period the provision for credit losses in the income statement results from the combination of an estimate by Management of credit losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods.

To serve as a basis for making this provision, we maintain an internally developed proprietary scoring model that considers several factors including the lessee’s bureau reported credit score at lease inception. We also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. The combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses.

We assign internal risk ratings for all lessees and determine the credit worthiness of each lease based upon this internally developed proprietary scoring model. The LeaseComm portfolio is evaluated in total with a reserve of 50% of the outstanding amount greater than 90 days plus 25% of the amount outstanding from 1 to 89 days as that portfolio is decreasing. The scoring model generates one of nine acceptable risk ratings based upon the credit worthiness of each lease or it rejects the lease application. The scores are assigned at lease inception and these scores are maintained over the lease term regardless of payment performance. To facilitate review and reporting, management aggregates these nine scores into one of three categories with similar risk profiles and delinquency characteristics identified as Gold, Silver or Bronze.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Leases assigned a gold rating represent those transactions which exhibit the highest risk rating based on our internal credit scores. They are considered of sufficient quality to preclude an otherwise adverse rating. Gold rated leases are typically represented by lessees with high bureau reported credit scores at lease inception or are supported by established businesses for those transactions which are not personally guaranteed by the lessee.

•	Leases assigned a silver rating fall in the middle range of the nine acceptable scores generated by the scoring model. These transactions possess a reasonable amount of risk based on their profile and may exhibit vulnerability to deterioration if adverse factors are encountered. These accounts typically demonstrate adequate coverage but warrant a higher level of monitoring by management to ensure that weaknesses do not advance.

•	A bronze rating applies to leases at the lower end of the nine acceptable scores generated by the scoring model whereby the lessee may have difficulty meeting the lease obligation if adverse factors are encountered. Bronze rated transactions typically have lower reported credit scores at lease inception and will typically have other less desirable credit attributes.

The following table presents the aging of the recorded investment in leases as of December 31, 2010:

Credit Risk Profile by Internally Scored Grade

	Current	Past Due	Total

TimePayment Corp.
Grade
Gold	$42,786	$3,533	$46,319
Silver	77,758	19,688	97,446
Bronze	4,542	2,827	7,369

Total	125,086	26,048	151,134
LeaseComm	230	301	531

Total	$125,316	$26,349	$151,665

The following table presents the aged analysis of past due financing receivables by our internally developed proprietary scoring model in leases as of December 31, 2010:

Age Analysis of Past Due Financing Receivables

As of December 31, 2010

		31 to 60	61 to 90	Over 90		Over 90
		Days	Days	Days		Days
	Current	Past Due	Past Due	Past Due	Total	Accruing

LeaseComm:	$230	$13	$14	$274	$531	$274
TimePayment Corp.
Gold	42,786	1,401	418	1,714	46,319	1,714
Silver	77,758	3,171	2,849	13,668	97,446	13,668
Bronze	4,542	317	339	2,171	7,369	2,171

TimePayment Corp. subtotal	125,086	4,889	3,606	17,553	151,134	17,553

Total	$125,316	$4,902	$3,620	$17,827	$151,665	$17,827

Percent of Total Financing Receivables	82.6%	3.2%	2.4%	11.8%	100.0%

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in estimated residual value is as follows:

	Year Ended December 31,
	2010	2009	2008

Estimated residual value, beginning	$19,014	$15,257	$9,814
Lease originations	8,765	8,747	8,221
Terminations	(5,947)	(4,990)	(2,778)

Estimated residual value, ending	$21,832	$19,014	$15,257

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

D.	Property and Equipment

At December 31, 2010 and 2009, our property and equipment consisted of the following:

	December 31,
	2010	2009

Computer equipment	$3,996	$4,136
Office equipment	749	742
Leasehold improvements	592	263

Total	5,337	5,141
Less accumulated depreciation and amortization	(4,537)	(4,442)

Net	$800	$699

Depreciation and amortization expense on property and equipment totaled $616,000, $429,000 and $383,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Total depreciation and amortization expense for property and equipment, service contracts and rental contracts was $2,212,000, $1,628,000 and $976,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

E.	Revolving Line of Credit

At December 31, 2010 and 2009, our revolving line of credit consisted of the following:

	December 31,
	2010	2009

Revolving line of credit-Sovereign	$62,650	$51,906

On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 28, 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a part of the July 2010 amendment, the maturity date of the facility was extended to August 2, 2013. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

At December 31, 2010 $57.0 million of our loans were LIBOR loans and $5.7 million of our loans were Prime Rate Loans. The interest rate on our loans at December 31, 2010 was between 3.52% and 4.5%. The amount available on our revolving line of credit at December 31, 2010 was $37,350,000. The amount available is subject to limitations based on lease eligibility and a borrowing base formula. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of December 31, 2010, we were in compliance with all covenants under the revolving line of credit.

F.	Stockholders’ Equity

Warrants

On April 14, 2003, we issued warrants to purchase an aggregate of 268,199 shares of our common stock at an exercise price of $0.825 per share. The warrants were issued to the lenders in connection with the waiver of the covenant defaults and the extension of our loan. The warrant holders have certain rights and privileges that provide them with anti-dilution protection in the event that the Company issues stock at a price below the then current market price of the company’s common stock. During the year ended December 31, 2009 the Company adopted the provisions of ASC Topic 815, (Derivatives and Hedging). The Company has determined that these warrants are considered indexed to the Company’s own stock and in accordance with ASC Topic 815 the warrants continue to be accounted for as a component of equity. Due to the anti-dilutive rights contained in the warrant agreement, on June 10, 2004, an additional 2,207 warrants were issued to the lenders and all of the warrants were re-priced to $0.815 per share. The warrants held by the lenders became 50% exercisable on June 30, 2004. Since all of our obligations to the lenders were paid in full prior to September 30, 2004, the remaining 50% of the warrants were automatically canceled. In September 2004 we issued warrants to purchase an aggregate of 490 shares of our common stock at an exercise price of $0.815 per share. During the year ended December 31, 2005, the cashless exercise of 24,736 warrants resulted in the issuance of 20,596 shares. During the year ended December 31, 2006, the cashless exercise of 17,668 warrants resulted in the issuance of 13,983 shares. The remaining 93,289 warrants expire on September 30, 2014. The $77,000 fair market value of the warrants as determined using the Black-Scholes option-pricing model was accounted for as additional paid in capital and was being amortized to interest expense under the effective interest method. As of December 31, 2004, because the debt had been repaid in full, the entire $77,000 had been amortized to interest expense. The resulting effective interest rate on the senior credit facility was Prime plus 2.09%.

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 1998 Equity Incentive Plan (the “1998 Plan”) permitted the Compensation and Benefits Committee of our Board of Directors to make various long-term incentive awards, generally equity-based, to eligible persons. We reserved 4,120,380 shares of our common stock for issuance pursuant to the 1998 Plan. Qualified stock options, which are intended to qualify as “incentive stock options” under the Internal Revenue Code, could be issued to employees at an exercise price per share not less than the fair value of our common stock on the date of grant. Nonqualified stock options could be issued to our officers, employees and directors, as well as our consultants and agents, at an exercise price per share not less than fifty percent of the fair value of our common stock on the date of grant. The vesting periods and expiration dates of the grants were determined by the Compensation and Benefits Committee. The option period term could not exceed ten years. The 1998 Plan expired in 2008 and was replaced by the 2008 Plan.

On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant, and vests 5% on the first day of each quarter after the grant date. As vesting occurred, compensation expense is recognized. The following table summarizes non-employee directors’ non-vested restricted stock activity:

	Number	Amortized
	of	Compensation
	Shares	Expense

Non-vested at December 31, 2007	15,000
Granted	—
Vested	(6,250)	$19

Non-vested at December 31, 2008	8,750
Granted	—
Vested	(5,000)	$14

Non-vested at December 31, 2009	3,750
Granted	—
Vested	(3,750)	$10

Non-vested at December 31, 2010	—

The final unvested portion of these grants vested on the first day of our third fiscal quarter of 2010. As of December 31, 2010, there are no unvested restricted shares under these grants.

In February 2007, we granted ten year options to our executive officers to purchase 40,188 shares of common stock at an exercise price of $5.77 per share. The options vest on the fifth anniversary of their grant. The total 2010, 2009 and 2008 expense related to these options was $13,000, $7,000 and $16,000 respectively.

In February 2008, we granted 10 year options to our executive officers to purchase 176,879 shares of common stock at an exercise price of $5.85 per share. The options vest over five years beginning on the second anniversary of the grant date. The total 2010, 2009 and 2008 expense related to the grant was $51,000, $39,000 and $58,000 respectively.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2009, under our 2008 Equity Incentive Plan, we granted 10 year options to our executive officers to purchase 321,058 shares of common stock at an exercise price of $2.30 per share. The options vest over five years beginning on the second anniversary of the grant date. The total 2010 and 2009 expense related to these options was $29,000 and $27,000 respectively.

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

In February 2010, under our 2008 Equity Incentive Plan, we granted 33,518 restricted stock units valued at $3.15 per share. The restricted stock units vest over five years beginning on the second anniversary of the grant date. The total 2010 expense related to these restricted stock units was $19,000.

In February 2010, we granted our non-employee directors a total of 53,844 shares of stock with a fair value of $3.15 per share in accordance with our directors’ compensation policy. The total 2010 expense related to the grant of these shares was $169,000. These shares were fully vested on the date of issuance.

In July 2010, we granted our non-employee directors a total of 34,425 shares of stock with a fair value of $3.66 per share in accordance with our directors’ compensation policy. The total 2010 expense related to the grant of these shares was $126,000. These shares were fully vested on the date of issuance.

During the year ended December 31, 2010, 350,000 options originally granted to members of the Board of Directors in 2000 expired. During the year ended December 31, 2009, 400,000 options originally granted to members of the Board of Directors in February 1999 expired. In addition, 105,097 options granted to the former VP of Sales were forfeited upon his last date of employment in May 2009.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes stock option activity for the years ended December 31, 2010, 2009 and December 31, 2008:

			Weighted
			Average
	Shares	Price Per Share	Exercise Price

Outstanding at December 31, 2007	1,282,688	$1.585 to $13.544	$9.08
Granted	176,879	$5.85	$5.85
Exercised	(17,500)	$1.585	$1.585

Outstanding at December 31, 2008	1,442,067	$1.585 to $13.544	$8.78
Granted	321,058	$2.30	$2.30
Expired	(400,000)	$12.31 to $13.544	$8.78
Forfeited	(105,097)	$2.30 to $5.85	$3.74

Outstanding at December 31, 2009	1,258,028	$1.585 to $13.10	$6.38
Granted	—	$—	$—
Expired	(350,000)	$9.78	$9.78

Outstanding at December 31, 2010	908,028	$1.585 to 13.10	$5.07

The options granted prior to and including 2007 vest over five years based solely on service and are exercisable only after they become vested. At December 31, 2010, 2009 and 2008, 510,596, 825,000 and 1,225,000, respectively, of the outstanding options were fully vested. The total intrinsic value of all options exercised during the year ended December 31, 2008 was $8,000.

Information relating to our outstanding stock options at December 31, 2010 is as follows:

	Outstanding			Exercisable
		Weighted-		Weighted-
		Average	Intrinsic	Average		Intrinsic
Exercise Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$13.10	90,000	0.14	—	$13.10	90,000	—
6.70	235,000	1.16	—	6.70	235,000	—
1.59	150,000	1.91	$367	1.59	150,000	$367
5.77	31,923	6.17	—	5.77	—	—
5.85	142,382	7.08	—	5.85	35,596	—
2.30	258,723	8.17	448	2.30	—	—

	908,028	4.28	$815	6.27	510,596	$367

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

During the year ended December 31, 2010, 33,518 shares of restricted stock units were granted. The restricted stock units were valued at the date of grant using a fair value of $3.15 per share. The restricted stock units vest over five years beginning on the second anniversary of the grant date. As of December 31, 2010 we had approximately $86,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 4 years.

During the year ended December 31, 2009, 321,058 options were granted with an exercise price of $2.30 per share. The fair value of these awards was $0.55 per share. The options were valued at the date of grant using the

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following assumptions: expected life in years of 6.50, annualized volatility of 55.54%, expected dividend yield of 8.70%, and a risk — free interest rate of 2.28%. The options vest over five years beginning on the second anniversary of the grant date. As of December 31, 2010 we had approximately $88,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 3 years.

During the year ended December 31, 2008, 176,879 options were granted with an exercise price of $5.85 per share. The fair value of these awards was $1.78 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.25, annualized volatility of 41.30%, expected dividend yield of 3.70%, and a risk — free interest rate of 2.66%. The options vest over five years beginning on the second anniversary of the grant date. As of December 31, 2010 we had approximately $106,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 2 years.

During the year ended December 31, 2007, 40,188 options were granted with an exercise price of $5.77. The fair value of these awards was $2.08 per share. The options were valued at the date of grant using the following assumptions; expected life in years of 7, annualized volatility of 43.62%, expected dividend yield of 3.47%, and a risk free interest rate of 4.62%. As of December 31, 2010 we had approximately $15,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 1 year.

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

Common Stock Reserved

At December 31, 2010, 908,028 shares of common stock were reserved for common stock option exercises. At December 31, 2009, 1,258,028 shares of common stock were reserved for common stock option exercises. At December 31, 2008, 1,442,067 shares of common stock were reserved for common stock option exercises. At December 31, 2010, 2009, and 2008, 390,656, 579,479 and 969,271 shares of common stock were reserved for future grants, respectively.

We reserved shares of common stock at December 31, 2010 as follows:

Warrants	93,289
Stock options	908,028
Restricted stock units	33,518
Reserved for future grants under 2008 Equity Incentive Plan	390,656

Total	1,425,491

Repurchases

During the fourth quarter of fiscal year 2010 we repurchased and retired 34,412 shares of our common stock under our stock buyback program announced on August 10, 2010 at an average price paid per share of $4.06. The total cost of shares purchased as part of our share repurchase program was $139,000.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$76	$—	$—
State	444	764	358

	520	764	358

Deferred:
Federal	2,816	1,699	2,988
State	(52)	(232)	(140)

	2,764	1,467	2,848

Total	$3,284	$2,231	$3,206

At December 31, 2010 and 2009, the components of the net deferred tax liability were as follows:

	2010	2009

Deferred tax assets:
Allowance for credit losses	$5,253	$5,542
Depreciation and amortization	19,709	18,318
Federal alternative minimum tax credit	884	808
Federal NOL carryforward	4,580	5,877
State NOL and other state attributes	3,524	3,792
State valuation allowance	(384)	(948)

Total deferred tax assets	33,566	33,389

Deferred tax liabilities:
Lease receivable and unearned income	(32,206)	(30,248)
Residual value	(8,733)	(7,605)
Initial direct costs	(254)	(399)
Reserve for contingencies	—	—

Total deferred tax liabilities	(41,193)	(38,252)

Net deferred tax liability	$(7,627)	$(4,863)

At December 31, 2010, we had federal loss carry-forwards of $13.1 million which may be used to offset future income. At December 31, 2009, we had state net operating loss carry-forwards of $17.3 million which may be used to offset future income. The state NOL’s have restrictions and expire in approximately one to twenty years. We recorded a valuation allowance against some of our state deferred tax assets as it is unlikely that these deferred tax assets will be fully realized.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

	Year Ended December 31,
	2010	2009	2008

Federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	7.10	7.43	4.33
State valuation allowance	(4.27)	(3.48)	(3.33)
Reversal of state income tax reserve	—	(4.33)	(1.17)
Nondeductible expenses and other	0.44	0.47	0.18

Effective income tax rate	38.27%	35.09%	35.01%

The calculation of our tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. We record liabilities for estimated tax obligations for federal and state purposes. For the years ended December 31, 2010, 2009 and 2008, the nondeductible expenses and other rate of 0.44%, 0.47% and 0.18% respectively, includes certain non-deductible stock-based compensation.

Uncertain Tax Positions

As of December 31, 2010, we had a liability of $15,000 and a liability of $6,000 for accrued interest and penalties related to various state income tax matters. Of these amounts, approximately $14,000 would impact our effective tax rate after a $7,000 federal tax benefit for state income taxes. As of December 31, 2009 we had a liability of $32,000 and a liability of $8,000 for accrued interest and penalties related to various state income tax matters. Of these amounts, approximately $26,000 would impact our effective tax rate after a $14,000 federal tax benefit for state income taxes. As of December 31, 2008, we had a liability of $289,000 for unrecognized tax benefits and a liability of $152,000 for accrued interest and penalties related to various state income tax matters. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$445
Additions for tax positions related to current year	40
Reductions for tax positions as a result of:	—
Lapse of statute of limitations	(445)

Balance at December 31, 2009	40
Additions for tax positions related to current year	—
Reductions for tax positions as a result of:	—
Lapse of statute of limitations	(19)

Balance at December 31, 2010	$21

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2006 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2005.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Commitments and Contingencies

Operating Leases

At December 31, 2010, our corporate headquarters and operations center occupied approximately 24,400 square feet of office space at 10M Commerce Way, Woburn, Massachusetts 01801. The lease for this space expired on January 31, 2011.

On September 20, 2010 we entered into an office lease agreement for approximately 23,834 square feet of office space located at 16 New England Executive Park in Burlington, Massachusetts 01803. We moved our corporate headquarters to the premises in January 2011. The lease for our facility in Burlington, Massachusetts expires in 2017. At December 31, 2010, future minimum lease payments under non-cancelable operating leases are:

For the years ended December 31,
2011	$313
2012	558
2013	571
2014	583
2015	594
Thereafter	1,588

Total	$4,207

Rental expense under operating leases totaled $318,000, $303,000 and $296,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Capital Leases

At December 31, 2010 future minimum lease payments under our capital leases were as follows:

For the years ended December 31,
2011	$26
2012	1

Total minimum payments	27
Less amounts representing interest	(1)

Total	$26

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

steps in the origination process have been completed, including the receipt of the lease, supporting documentation and verification with the lessee. Since we fund on the same day a lease is verified, we have no outstanding commitments to lend.

I.	Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are eligible to contribute up to 100% of their gross salary until they reach the maximum annual contribution amount allowed under the Internal Revenue Code. We match $0.50 for every $1.00 contributed by an employee up to 6% of the employee’s salary; the maximum match is 3%. Vesting of our contributions is over a five-year period at 20% per year. Our payments on behalf of the defined contribution plan were $96,000, $100,000 and $83,000 in the years ended December 31, 2010, 2009, and 2008 respectively.

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

During the year ended December 31, 2010, 2009 and 2008 our top dealer accounted for 3.2%, 3.6% and 4.5% respectively of all leases originated. No dealer accounted for more than 5% of all leases originated in 2010, 2009 and 2008.

We service leases and rental contracts in all 50 states of the United States and its territories. As of December 31, 2010, leases in California, Florida, Texas and New York accounted for approximately 11%, 13%, 8%, and 8%, respectively, of the total portfolio. As of December 31, 2009, leases in California, Florida, Texas and New York accounted for approximately 12%, 13%, 8%, and 7%, respectively, of the total portfolio. As of December 31, 2008, California, Florida, Texas, and New York accounted for approximately 12%, 13%, 8%, and 7%, respectively, of the total portfolio. No other states accounted for more than 5% of the total portfolio as of the end of any of the years 2010, 2009 or 2008.

K.	Subsequent Events

On January 21, 2011 we declared a dividend of $0.05 per share payable on February 15, 2011 to shareholders of record of MicroFinancial Incorporated stock on February 1, 2011.

On March 25, 2011 we entered into an office lease agreement for approximately 2,267 square feet of office space located at 2801 Townsgate Road, Thousand Oaks, CA 91361. We plan to move in to the premises in May 2011. The base rent payable under the lease will be approximately $2,801 monthly through the first nine months and increases annually in increments until it reaches a monthly base rent of approximately $6,120 from the 36th to the 40th month.

We have evaluated all events or transactions that occurred through the date on which we issued these financial statements. During this period, we did not have any material subsequent events that impacted our consolidated financial statements other than the declaration of dividends, amendment of the revolving line of credit and stock repurchase program.