Form 10-Q
period 2011-03-31
MICROFINANCIAL INC
filed 2011-05-16
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File No. 1-14771
MICROFINANCIAL INCORPORATED
(Exact name of registrant as specified in its charter)

Massachusetts	04-2962824
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
16 New England Executive Park, Suite 200, Burlington, MA 01803
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     As of April 30, 2011, 14,231,692 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,232	$1,528
Restricted cash	952	753
Net investment in leases:
Receivables due in installments	191,887	191,067
Estimated residual value	22,198	21,832
Initial direct costs	1,446	1,490
Less:
Advance lease payments and deposits	(3,526)	(3,479)
Unearned income	(59,008)	(59,245)
Allowance for credit losses	(12,895)	(13,132)

Net investment in leases	140,102	138,533
Investment in rental contracts, net	544	461
Property and equipment, net	1,870	800
Other assets	1,252	1,530

Total assets	$145,952	$143,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$61,884	$62,650
Accounts payable	2,092	2,435
Capital lease obligation	13	26
Dividends payable	8	5
Other liabilities	2,509	1,375
Deferred income taxes	8,643	7,627

Total liabilities	75,149	74,118

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2011 and December 31, 2010	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,231,692 and 14,231,933 shares issued at March 31, 2011 and December 31, 2010, respectively	142	142
Additional paid-in capital	46,480	46,475
Retained earnings	24,181	22,870

Total stockholders’ equity	70,803	69,487

Total liabilities and stockholders’ equity	$145,952	$143,605

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Income on financing leases	$9,101	$8,122
Rental income	2,006	1,958
Income on service contracts	108	141
Loss and damage waiver fees	1,201	1,104
Service fees and other	932	993

Total revenues	13,348	12,318

Expenses:
Selling, general and administrative	3,953	3,230
Provision for credit losses	4,752	6,931
Depreciation and amortization	681	428
Interest	663	811

Total expenses	10,049	11,400

Income before provision for income taxes	3,299	918
Provision for income taxes	1,270	353

Net income	$2,029	$565

Net income per common share — basic	$0.14	$0.04

Net income per common share — diluted	$0.14	$0.04

Weighted-average shares:
Basic	14,246,750	14,210,275

Diluted	14,533,102	14,409,175

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Cash received from customers	$25,789	$21,856
Cash paid to suppliers and employees	(4,587)	(4,034)
Cash paid for income taxes	(22)	(321)
Interest paid	(616)	(432)

Net cash provided by operating activities	20,564	17,069

Cash flows from investing activities:
Investment in lease and rental contracts	(18,195)	(17,978)
Investment in direct costs	(240)	(277)
Investment in property and equipment	(490)	(31)

Net cash used in investing activities	(18,925)	(18,286)

Cash flows from financing activities:
Proceeds from secured debt	24,616	24,192
Repayment of secured debt	(25,382)	(21,322)
Payment of debt closing costs	(2)	—
(Increase) decrease in restricted cash	(199)	63
Repayment of capital lease obligation	(13)	(17)
Repurchase of common stock	(240)	—
Payment of dividends	(715)	(709)

Net cash (used in) provided by financing activities	(1,935)	2,207

Net change in cash and cash equivalents	(296)	990
Cash and cash equivalents, beginning of period	1,528	391

Cash and cash equivalents, end of period	$1,232	$1,381

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,029	$565
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(9,101)	(8,122)
Depreciation and amortization	681	428
Provision for credit losses	4,752	6,931
Recovery of equipment cost and residual value	20,573	16,693
Stock-based compensation expense	33	30
Changes in assets and liabilities:
Current taxes payable	—	(56)
Deferred income taxes	1,016	89
Decrease in other assets	278	108
Decrease in accounts payable	(131)	(38)
Increase in other liabilities	434	441

Net cash provided by operating activities	$20,564	$17,069

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through lease incentives	$700	$—
Fair market value of stock issued for compensation	$212	$171
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
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.
     The balance sheet at December 31, 2010 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Allowance for Loan Losses and Credit Quality of Loans
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the “microticket” market and the individual size of each transaction, we do not have a formal credit review committee to review individual transactions. Rather, we developed a sophisticated, multi-tiered pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, we do not evaluate transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and maintain a general allowance against our entire portfolio utilizing historical collection statistics and an assessment of current credit risk in the portfolio as the basis for the amount.
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
     In 2010, the FASB issued ASU 2010-20 requiring us to provide detailed disclosures about the nature of credit risk inherent in our financing receivables, how we analyze that risk in estimating our allowance for credit losses, and the changes in the allowance for credit losses.
     We segregate our lease portfolio between TimePayment Corp. and LeaseComm Corp. to perform the calculation and analysis of the allowance for loan losses. Each company consists of a single portfolio segment which we refer to as microticket equipment. We take charge-offs against our receivables when such receivables are deemed uncollectible. In general a receivable is uncollectable when it is 360 days past due or earlier, if other adverse events occur with respect to an account. None of our receivables are placed on nonaccrual status as they are charged off when deemed uncollectible.
     Activity in the allowance for credit losses for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
Allowance for credit losses beginning balance	$13,132	$13,856
Provision for credit losses	4,752	6,931
Charge-offs	(6,332)	(7,901)
Recoveries	1,343	916

Allowance for credit losses ending balance	$12,895	$13,802

     The following table reconciles the activity in the allowance for credit losses by portfolio segment at March 31, 2011:

	LeaseComm	TimePayment	Total
	Microticket	Microticket
	equipment	equipment
Allowance for Credit Losses:
Beginning Balance	$231	$12,901	$13,132
Charge-Offs	(218)	(6,114)	(6,332)
Recoveries	311	1,032	1,343
Provisions (Credits)	(126)	4,878	4,752

Ending Balance	$198	$12,697	$12,895

Ending Balance: Individually evaluated for impairment	—	—	—

Ending Balance: Collectively evaluated for impairment	198	12,697	12,895

Ending Balance: contracts acquired with deteriorated credit quality	—	—	—

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)

	LeaseComm	TimePayment	Total
	Microticket	Microticket
	equipment	equipment
Financing Receivables:
Ending Balance	427	152,570	152,997	(1)

Ending Balance: Individually evaluated for impairment	—	—	—

Ending Balance: Collectively evaluated for impairment	427	152,570	152,997	(1)

Ending Balance: contracts acquired with deteriorated credit quality	—	—	—

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.
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
     We assign internal risk ratings for all lessees and determine the credit worthiness of each lease based upon this internally developed proprietary scoring model. The LeaseComm portfolio is evaluated in total with a reserve of 50% of the outstanding amount greater than 90 days plus 25% of the amount outstanding from 1 to 89 days as that portfolio is decreasing. For the TimePayment portfolio, the scoring model generates one of nine acceptable risk ratings based upon the credit worthiness of each lease or it rejects the lease application. The scores are assigned at lease inception and these scores are maintained over the lease term regardless of payment performance. To facilitate review and reporting, management aggregates these nine scores into one of three categories with similar risk profiles and delinquency characteristics identified as Gold, Silver or Bronze.
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

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
     The following table presents the aging of the recorded investment in leases as of March 31, 2011, by our internally graded score:

	Current	Past Due	Total

TimePayment Corp.
Grade
Gold	$44,121	$4,105	$48,226
Silver	78,469	18,785	97,254
Bronze	4,422	2,668	7,090

Total	127,012	25,558	152,570

LeaseComm	190	237	427

Total	$127,202	$25,795	$152,997

     The following table presents the aged analysis of past due financing receivables by our internally developed proprietary scoring model in leases as of March 31, 2011:

		31 to 60	61 to 90			Over 90
		days	days	Over 90 Days		Days
	Current	Past Due	Past Due	Past Due	Total	Accruing

LeaseComm:	$190	$11	$10	$216	$427	$216

TimePayment Corp.
Gold	44,121	1,495	912	1,698	48,226	1,698
Silver	78,469	2,589	2,853	13,343	97,254	13,343
Bronze	4,422	298	293	2,077	7,090	2,077

TimePayment Corp. subtotal	127,012	4,382	4,058	17,118	152,570	17,118

Total	$127,202	$4,393	$4,068	$17,334	$152,997	$17,334

Percent of Total Financing Receivables	83.1%	2.9%	2.7%	11.3%	100.0%
Fair Value of Financial Instruments
     For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short term nature. The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of our revolving line of credit at March 31, 2011 approximates its carrying value.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. At March 31, 2011 and 2010, 409,305 and 499,305 options, respectively, were respectively excluded from the computation of diluted net income per share because their effect would have been antidilutive.
     Net income per share for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010

Net income	$2,029	$565

Weighted average common shares outstanding	14,246,750	14,210,275
Dilutive effect of common stock options, warrants and restricted stock	286,352	198,900

Shares used in computation of net income per common share — diluted	14,533,102	14,409,175

Net income per common share — basic	$0.14	$0.04

Net income per common share — diluted	$0.14	$0.04

Stock-Based Employee Compensation
     Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance. In February 2011, under our 2008 Equity Incentive Plan the Compensation and Benefits Committee of our Board of Directors granted 33,044 restricted stock units to our executive officers. The restricted stock units vest over five years at 25% annually beginning on the second anniversary of the grant date. The restricted stock units were valued on the date of grant and the fair value of these awards was $4.11 per share
     The following summarizes stock option activity for the three months ended March 31, 2011:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price
Outstanding at December 31, 2010	908,028	$1.585 to $13.10	$5.07
Granted	—
Expired	(90,000)	$13.10	$13.10
Forfeited	—

Outstanding at March 31, 2011	818,028	$1.585 to $6.70	$4.19

     In February 2011, we granted our non-employee directors a total of 51,642 shares of restricted stock with immediate vesting and a fair value of $4.11 per share in accordance with our director’s compensation policy.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
     The following table summarizes unvested restricted stock activity:

	Restricted Stock		Restricted Stock Units
	Number	Amortized	Number	Amortized
	of	Compensation	of	Compensation
	Shares	Expense	Shares	Expense
Non-vested at December 31, 2010	—	—	—	—
Granted	51,642	—	33,044	—
Vested	(51,642)	—	—	$5

Non-vested at March 31, 2011	—	—	33,044	$5

Information relating to our outstanding stock options at March 31, 2011 is as follows:

Outstanding				Exercisable
		Weighted-		Weighted-
Exercise		Average	Intrinsic	Average		Intrinsic
Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$ 6.70	235,000	0.91	—	6.70	235,000	—
1.59	150,000	1.66	$427	1.59	150,000	$427
5.77	31,923	5.92	—	5.77	—	—
5.85	142,382	6.83	—	5.85	71,191	—
2.30	258,723	7.92	551	2.30	64,681	138

	818,028	4.49	$978	4.56	520,872	$565

     During the three months ended March 31, 2011 and 2010, the total share based employee compensation cost recognized was $33,000 and $30,000, respectively. During the three months ended March 31, 2011, 90,000 options expired. There were no options granted or exercised during the three months ended March 31, 2011.
Dividends
     On January 21, 2011 we declared a dividend of $0.05 payable on February 15, 2011 to stockholders of record on February 1, 2011.
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
     At March 31, 2011, $57.0 million of our loans were LIBOR loans and $4.9 million of our loans were Prime Rate Loans. The interest rate on our loans at March 31, 2011 was between 3.54% and 4.5%. The amount available on our revolving line of credit at March 31, 2011 was $38.1 million. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of March 31, 2011, we were in compliance with all covenants under the revolving line of credit.
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
Stock Repurchase
     On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime.
     During the first quarter of fiscal year 2011 we repurchased and retired 51,883 shares of our common stock under our stock buyback program.
E. Subsequent Events
     We have evaluated all events or transactions that occurred through the date on which we issued these financial statements.
     On April 21, 2011, we declared a dividend of $0.05 payable on May 13, 2011 to stockholders of record on May 2, 2011.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
F. Recent Accounting Pronouncements
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
     In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the provisions of ASU 2010-6 which are required for the current year and the adoption did not have a material effect on our consolidated financial position or results of operations. The adoption of ASU 2010-6 did not have a material impact on our financial statements.
     In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance expands the disclosures pertaining to the credit quality of loans and should provide users of the financial statements with a better overall understanding of the credit risk in the loan portfolio. This guidance is effective for interim and annual periods ending after December 15, 2010. We adopted the provisions of ASU 2010-20 during the year ended December 31, 2010. In connection with the adoption of ASU 2010-20 certain additional disclosure are required for reporting periods ending after December 31, 2010, related to the activity within the Company’s portfolio segments. These disclosures have been included in these notes to unaudited condensed consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following information should be read in conjunction with our condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
Forward-Looking Information
     Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes” “anticipates” “expects,” intends and similar expressions are intended to identify forward-looking statements. We caution that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such statements contain a number of risks and uncertainties, including but not limited to those associated with: the demand for the equipment types we finance; our significant capital requirements; our inability to obtain the financing we need, or to use internally generated funds, in order to continue originating contracts; the risks of defaults on our leases; our provision for credit losses; our residual interests in underlying equipment; possible adverse consequences associated with our collection policy; the effect of higher interest rates on our portfolio; increasing competition; increased governmental regulation of the rates and methods we use in financing and collecting on our leases and contracts; acquiring other portfolios or companies; dependence on key personnel; changes to accounting standards for equipment leases; adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations; and general economic and business conditions. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. We cannot assure that we will be able to anticipate or respond timely to changes which could adversely affect our operating results. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock. Statements relating to past dividend payments or our current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in our business, see the risk factors included in our most recent Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission.
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
     We finance the funding of our leases and contracts primarily through cash provided by operating activities and borrowings on our revolving line of credit. On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 28, 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. As a part of the July 2010 amendment, the maturity date of the facility was extended to August 2, 2013. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

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
Critical Accounting Policies
     Our significant accounting policies are more fully described in Note B to the condensed consolidated financial statements included in this Quarterly Report and in Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of our consolidated financial position and results of operations. These policies require the application of significant judgment by us and as a result, are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information obtained from dealers and other sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the three months ended March 31, 2011.
Results of Operations — Three months ended March 31, 2011 compared to the three months ended March 31, 2010
     Revenue

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
Income on financing leases	$9,101	12.1%	$8,122
Rental income	2,006	2.5	1,958
Income on service contracts	108	(23.4)	141
Loss and damage waiver fees	1,201	8.8	1,104
Service fees and other income	932	(6.1)	993

Total revenues	$13,348	8.4%	$12,318

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

     Total revenues for the three months ended March 31, 2011 were $13.3 million, an increase of $1.0 million, or 8.4%, from the three months ended March 31, 2010. The overall increase was due to an increase of $1.0 million in income on financing leases, a $48,000 increase in rental income, a $36,000 increase in fees and other income partially offset by a decrease of $33,000 in income on service contacts. Service contract revenue continues to decline since we have not funded any new service contracts since 2004.
     Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
Selling, general and administrative	$3,953	22.4%	$3,230
As a percent of revenue	29.6%		26.2%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $723,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The increase was primarily driven by increases in compensation expense and payroll taxes of $369,000, employee benefits of $92,000, consulting and contract labor of $120,000, rent expense of $47,000 and bank service charges of $44,000. The number of employees as of March 31, 2011 was 119 compared to 114 as of March 31, 2010.
     Provision for Credit Losses

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
Provision for credit losses	$4,752	(31.4)%	$6,931
As a percent of revenue	35.6%		56.3%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $2.2 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, while net charge-offs decreased by 28.6% to $5.0 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The decrease in the allowance reflects improvements in delinquency levels of the lease portfolio.
     Depreciation and Amortization

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
Depreciation — fixed assets	$121	5.2%	$115
Depreciation — rental equipment	560	78.9	313

Total depreciation and amortization	$681	59.1	$428

As a percent of revenue	5.1%		3.5%
     Depreciation and amortization expense consists of depreciation on fixed assets and rental equipment. Fixed assets are recorded at cost and depreciated over their expected useful lives. Certain rental contracts are originated as a result of the renewal provisions of our lease agreements where at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. The rental equipment is recorded at its residual value and depreciated over a term of 12 months. This term represents the estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed.
     Depreciation expense on rental contracts increased by $247,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The increase in depreciation is due to the increase in the number of TimePayment lease contracts reaching maturity and converting to rentals. Depreciation and amortization of property and equipment increased by $6,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
     Interest Expense

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
Interest	$663	(18.2)%	$811
As a percent of revenue	5.0%		6.6%
     We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $148,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. This decrease resulted primarily from our increased level of borrowings being offset by lower interest costs on our revolving line of credit. At March 31, 2011, the balance on our revolving line of credit was $61.9 million compared to $54.8 million at March 31, 2010. However, until the July 2010 amendment to the line of credit, a minimum 5% interest rate applied to outstanding borrowings. No such limit exists under the amended current line of credit.
     Provision for Income Taxes

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
Provision for income taxes	$1,270	259.8%	$353
As a percent of revenue	9.5%		2.9%
As a percent of income before taxes	38.5%		38.5%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $917,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. This increase resulted primarily from the $2.4 million increase in pre-tax income for the three months ended March 31, 2010 to the three months ended March 31, 2011.
     As of December 31, 2010, we had a liability of $15,000 for unrecognized tax benefits and a liability of $6,000 for accrued interest and penalties related to various state income tax matters. As of March 31, 2011 we had a liability of $0 for unrecognized tax benefits and accrued interest and penalties. The decrease in the unrecognized tax benefit relates to the closing of an audit. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2007 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2006.
     Fair Value of Financial Instruments
     For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value. The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of our revolving line of credit at March 31, 2011 approximates its carrying value.

     Other Operating Data
     Dealer funding was $18.4 million for the three months ended March 31, 2011, an increase of $0.3 million or 1.7%, compared to the three months ended March 31, 2010. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $215.7 million at December 31, 2010 to $216.9 million at March 31, 2011. Net cash provided by operating activities increased by $3.5 million, or 20.5%, to $20.6 million during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.
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

(dollars in thousands)	March 31, 2011		December 31, 2010
Current	$162,066	84.4%	$160,674	84.1%
31-60 days past due	5,472	2.9	6,142	3.2
61-90 days past due	4,896	2.6	4,369	2.3
Over 90 days past due	19,453	10.1	19,882	10.4

Gross receivables due in installments	$191,887	100.0%	$191,067	100.0%

Liquidity and Capital Resources
     General
     Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand and borrowings on our revolving line of credit which matures in August 2013. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes, payment of dividends and capital expenditures.
     For the three months ended March 31, 2011 and 2010, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $20.6 million for the three months ended March 31, 2011 compared to $17.1 million for the three months ended March 31, 2010. At March 31, 2011, we had approximately $61.9 million outstanding under our revolving credit facility and had available borrowing capacity of approximately $38.1 million as described below.
     We used net cash in investing activities of $18.9 million during the three months ended March 31, 2011 and $18.3 million for the three months ended March 31, 2010. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.

     Net cash used in financing activities was $1.9 million for the three months ended March 31, 2011 compared to $2.2 million of net cash provided by financing activities for the three months ended March 31, 2010. Financing activities primarily consist of the borrowings and repayments on our revolving line of credit and dividend payments.
     The maturity date of our revolving line of credit is August 2013, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.
Borrowings
     We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	March 31, 2011				December 31, 2010
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$61,884	3.54-4.50%	$38,116	$100,000	$62,650	3.52 - 4.50%	$37,350	$100,000

(1)	The unused capacity is subject to the borrowing base formula.
     On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 28, 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. As a part of the July 2010 amendment, the maturity date of the facility was extended to August 2, 2013. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan. At March 31, 2011 $57.0 million of our loans were LIBOR Loans and $4.9 million of our loans were Prime Rate Loans. The interest rate on the revolving line of credit was between 3.54% and 4.5% at March 31, 2011. As of March 31, 2011 the qualified lease receivables eligible under the borrowing base exceeded the $100 million revolving line of credit.
Dividends
     During the three months ended March 31, 2011, we declared a dividend of $0.05 payable on February 15, 2011 to shareholders of record on February 1, 2011. During the three months ended March 31, 2010, we declared a dividend of $0.05 payable on February 15, 2010 to shareholders of record on February 1, 2010.
     On April 21, 2011, we declared a dividend of $0.05 payable on May 13, 2011 to stockholders of record on May 2, 2011.
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

Share repurchases
     On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime. During the quarter ended March 31, 2011 we repurchased and retired 51,883 shares of our common stock under our stock buyback program, at a total cost of $241,000.
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements that require future payments. For the three months ended March 31, 2011 we had borrowed $24.6 million against our line of credit and had repaid $25.4 million. The $61.9 million of outstanding borrowings as of March 31, 2011 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum cash lease payments under non-cancelable operating leases are as follows:

	2011	2012	2013	2014	2015	thereafter

Operating lease obligations	$85	$626	$644	$632	$595	$1,587
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of March 31, 2011, we have repaid all of our fixed-rate debt and have $61.9 million of outstanding variable interest rate obligations under our revolving line of credit.
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
     Internal controls over financial reporting: During the first quarter of our fiscal year ending December 31, 2011, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
     For a discussion of the material risks that we face relating to our business, financial performance and industry, as well as other risks that an investor in our common stock may face, see the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime. During the quarter ended March 31, 2011 we repurchased and retired 51,883 shares of our common stock under our stock buyback program. The following table shows details of these repurchases:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Program(1)	Program(2)
August 10, 2010 to December 31, 2010	34,412	$4.06	34,412	$868,800
January 1 to January 31, 2011	—	—	—	N/A
February 1 to February 28, 2011	31,321	$4.63	31,321	N/A
March 1 to March 31, 2011	20,562	$4.58	20,562	N/A
January 1 to March 31, 2011	51,883	$4.61	51,883	$725,000
Total

(1)	All repurchases were made pursuant to the repurchase program described above, which was publicly announced on August 11, 2010.

(2)	Based on the maximum number of shares remaining to be repurchased under the program, and the closing price of our common stock of $4.43 on March 31, 2011.

ITEM 6. Exhibits
(a)   Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated
By:	/s/ Richard F. Latour
President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.
Vice President and Chief Financial Officer

Date: May 16, 2011