Form 10-Q
period 2011-06-30
MICROFINANCIAL INC
filed 2011-08-15
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
     As of July 31, 2011, 14,257,324 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

		Page
Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Income — Three and six months ended June 30, 2011 and 2010	4
	Condensed Consolidated Statements of Stockholders’ Equity Six months ended June 30, 2011 and the twelve months ended December 31, 2010	5
	Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2011 and 2010	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

Signatures		27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$434	$1,528
Restricted cash	979	753
Net investment in leases:
Receivables due in installments	193,345	191,067
Estimated residual value	22,629	21,832
Initial direct costs	1,420	1,490
Less:
Advance lease payments and deposits	(3,603)	(3,479)
Unearned income	(58,993)	(59,245)
Allowance for credit losses	(12,895)	(13,132)

Net investment in leases	141,903	138,533
Investment in rental contracts, net	732	461
Property and equipment, net	2,083	800
Other assets	1,219	1,530

Total assets	$147,350	$143,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$59,574	$62,650
Accounts payable	2,512	2,435
Capital lease obligation	6	26
Dividends payable	12	5
Other liabilities	3,222	1,375
Deferred income taxes	9,618	7,627

Total liabilities	74,944	74,118

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,231,692 and 14,231,933 shares issued at June 30, 2011 and December 31, 2010, respectively	142	142
Additional paid-in capital	46,515	46,475
Retained earnings	25,749	22,870

Total stockholders’ equity	72,406	69,487

Total liabilities and stockholders’ equity	$147,350	$143,605

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Income on financing leases	$9,136	$8,509	$18,237	$16,631
Rental income	2,073	1,920	4,079	3,878
Income on service contracts	103	132	211	273
Loss and damage waiver fees	1,220	1,119	2,421	2,223
Service fees and other	931	941	1,863	1,934

Total revenues	13,463	12,621	26,811	24,939

Expenses:
Selling, general and administrative	4,037	3,581	7,990	6,811
Provision for credit losses	4,251	5,562	9,003	12,493
Depreciation and amortization	783	474	1,464	902
Interest	680	885	1,343	1,696

Total expenses	9,751	10,502	19,800	21,902

Income before provision for income taxes	3,712	2,119	7,011	3,037
Provision for income taxes	1,429	818	2,699	1,171

Net income	$2,283	$1,301	$4,312	$1,866

Net income per common share — basic	$0.16	$0.09	$0.30	$0.13

Net income per common share — diluted	$0.16	$0.09	$0.30	$0.13

Weighted-average shares:
Basic	14,231,692	14,230,670	14,239,180	14,220,529

Diluted	14,503,702	14,452,575	14,495,745	14,432,535

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2009	14,174,326	$142	$46,197	$20,426	$66,765

Stock issued for deferred compensation	88,269	—	295	—	295
Stock-based compensation	—	—	112	—	112
Amortization of unearned compensation	3,750	—	10	—	10
Stock repurchase program	(34,412)		(139)	—	(139)
Common stock dividends ($0.20 per share)	—	—	—	(2,852)	(2,852)
Net income	—	—	—	5,296	5,296

Balance at December 31, 2010	14,231,933	142	46,475	22,870	69,487

Stock issued for deferred compensation	51,642	—	212		212
Stock-based compensation	—	—	68	—	68
Stock repurchase program	(51,883)	—	(240)	—	(240)
Common stock dividends ($0.10 per share)	—	—	—	(1,433)	(1,433)
Net income	—	—	—	4,312	4.312

Balance at June 30, 2011	14,231,692	$142	$46,515	$25,749	$72,406

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Cash received from customers	$52,469	$44,928
Cash paid to suppliers and employees	(9,240)	(7,824)
Cash paid for income taxes	(238)	(951)
Interest paid	(1,229)	(1,173)
Interest received	1	1

Net cash provided by operating activities	41,763	34,981

Cash flows from investing activities:
Investment in lease and rental contracts	(36,635)	(38,857)
Investment in direct costs	(498)	(575)
Investment in property and equipment	(734)	(62)

Net cash used in investing activities	(37,867)	(39,494)

Cash flows from financing activities:
Proceeds from secured debt	48,729	50,933
Repayment of secured debt	(51,805)	(43,823)
Payment of debt closing costs	(2)	—
Increase in restricted cash	(226)	(24)
Repayment of capital lease obligation	(20)	(33)
Repurchase of common stock	(240)	—
Payment of dividends	(1,426)	(1,421)

Net cash (used in) provided by financing activities	(4,990)	5,632

Net change in cash and cash equivalents	(1,094)	1,119
Cash and cash equivalents, beginning of period	1,528	391

Cash and cash equivalents, end of period	$434	$1,510

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,312	$1,866
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(18,237)	(16,631)
Depreciation and amortization	1,464	902
Provision for credit losses	9,003	12,493
Recovery of equipment cost and residual value	40,715	34,862
Stock-based compensation expense	68	62
Changes in assets and liabilities:
Current taxes payable	137	(74)
Deferred income taxes	1,991	293
Other assets	311	111
Accounts payable	289	328
Other liabilities	1,710	769

Net cash provided by operating activities	$41,763	$34,981

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through lease incentives	$791	$—
Fair market value of stock issued for compensation	$212	$169
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
A. Nature of Business
     MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and LeaseComm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. LeaseComm started originating leases in January 1986 and in October 2002 suspended virtually all originations due to an interruption in financing. TimePayment commenced originating leases in July 2004. The average amount financed by TimePayment during 2010 was approximately $5,800 compared to the 2011 year to date average of $6,100. LeaseComm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.
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
     In 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requiring us to provide detailed disclosures about the nature of credit risk inherent in our financing receivables, how we analyze that risk in estimating our allowance for credit losses, and the changes in the allowance for credit losses.
     We segregate our lease portfolio between TimePayment Corp. and LeaseComm Corp. to perform the calculation and analysis of the allowance for credit losses. Each subsidiary consists of a single portfolio segment which we refer to as microticket equipment. We take charge-offs against our receivables when such receivables are deemed uncollectible. None of our receivables are placed on nonaccrual status as they are charged off when deemed uncollectible.
     Activity in the allowance for credit losses for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended
	June 30,
	2011	2010
Allowance for credit losses, beginning	$13,132	$13,856
Provision for credit losses	9,003	12,493
Charge-offs	(11,733)	(14,946)
Recoveries	2,493	2,028

Allowance for credit losses, ending	$12,895	$13,431

     The following table reconciles the activity in the allowance for credit losses by portfolio segment at June 30, 2011:

	LeaseComm	TimePayment
	Microticket	Microticket
	equipment	equipment	Total
Allowance for Credit Losses:
Beginning balance	$231	$12,901	$13,132
Charge-offs	(394)	(11,339)	(11,733)
Recoveries	641	1,852	2,493
Provisions (credits)	(290)	9,293	9,003

Ending balance	$188	$12,707	$12,895

Ending balance: Individually evaluated for impairment	—	—	—

Ending balance: Collectively evaluated for impairment	188	12,707	12,895

Ending balance: Contracts acquired with deteriorated credit quality	—	—	—

Financing Receivables:
Ending balance	415	154,383	154,798	(1)

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)

	LeaseComm	TimePayment
	Microticket	Microticket
	equipment	equipment	Total
Ending balance: Individually evaluated for impairment	—	—	—

Ending balance: Collectively evaluated for impairment	415	154,383	154,798	(1)

Ending balance: Contracts acquired with deteriorated credit quality	—	—	—

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.
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

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
The following table presents the aging of the recorded investment in leases as of June 30, 2011, by our internally graded score:

	Current	Past Due	Total

TimePayment Corp.
Grade
Gold	$45,456	$3,625	$49,081
Silver	79,753	18,601	98,354
Bronze	4,485	2,463	6,948

Total	129,694	24,689	154,383

LeaseComm	183	232	415

Total	$129,877	$24,921	$154,798

     The following table presents the aged analysis of past due financing receivables by our internally developed proprietary scoring model in leases as of June 30, 2011:

		31 to 60	61 to 90	Over 90		Over 90
		days	days	Days		Days
	Current	Past Due	Past Due	Past Due	Total	Accruing

LeaseComm:	$183	$11	$8	$213	$415	$213

TimePayment Corp.
Gold	45,456	1,372	540	1,713	49,081	1,713
Silver	79,753	2,762	2,488	13,351	98,354	13,351
Bronze	4,485	261	294	1,908	6,948	1,908

TimePayment Corp. subtotal	129,694	4,395	3,322	16,972	154,383	16,972

Total	$129,877	$4,406	$3,330	$17,185	$154,798	$17,185

Percent of Total Financing Receivables	83.9%	2.8%	2.2%	11.1%	100%
Fair Value of Financial Instruments
     For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of our revolving line of credit at June 30, 2011 approximates its carrying value.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. At June 30, 2011 and 2010, 409,305 and 499,305 options, respectively, were excluded from the computation of diluted net income per share because their effect would have been antidilutive.
     Net income per share for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$2,283	$1,301	$4,312	$1,866

Weighted average common shares outstanding	14,231,692	14,230,670	14,239,180	14,220,529
Dilutive effect of common stock options, warrants and restricted stock	272,010	221,905	256,565	212,006

Shares used in computation of net income per common share — diluted	14,503,702	14,452,575	14,495,745	14,432,535

Net income per common share — basic	$0.16	$0.09	$0.30	$0.13

Net income per common share — diluted	$0.16	$0.09	$0.30	$0.13

Stock-Based Employee Compensation
     Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance. In February 2011, under our 2008 Equity Incentive Plan the Compensation and Benefits Committee of our Board of Directors granted 33,044 restricted stock units to our executive officers. The restricted stock units vest over five years at 25% annually beginning on the second anniversary of the grant date. The restricted stock units were valued on the date of grant and the fair value of these awards was $4.11 per share. For the six months ended June 30, 2011 the expense related to these units is $11,000.
     The following summarizes stock option activity for the six months ended June 30, 2011:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price
Outstanding at December 31, 2010	908,028	$1.585 to $13.10	$5.07
Granted	—
Expired	(90,000)	$13.10	$13.10
Forfeited	—

Outstanding at June 30, 2011	818,028	$1.585 to $6.70	$4.19

     In February 2011, we granted our non-employee directors a total of 51,642 shares of stock with immediate vesting and a fair value of $4.11 per share, for a total grant date fair value of $212,249, in accordance with our director compensation policy. In February 2010, we granted our non-employee directors a total of 53,844 shares of stock with immediate vesting and a fair value of $3.15 per share, for a total grant date value of $169,609, in accordance with our director compensation policy.
     During the six months ended June 30, 2011, 90,000 options originally granted to members of the Board of Directors in February 2001 expired. During the six months ended June 30, 2010, 350,000 options originally granted to members of the Board of Directors in February of 2000 expired. There were no options granted or exercised during the six months ended June 30, 2011.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
     The following table summarizes unvested restricted stock activity:

	Restricted Stock	Restricted Stock
	Number	Units Number
	of Shares	of Shares
Non-vested at December 31, 2010	—	$33,518
Granted	51,642	33,044
Vested	(51,642)	—

Non-vested at June 30, 2011	—	66,562

     During the three months ended June 30, 2011, amortized compensation expense related to the restricted stock units was $12,000. During the six months ended June 30, 2011, amortized compensation expense related to the restricted stock units was $22,000.
Information relating to our outstanding stock options at June 30, 2011 is as follows:

	Outstanding				Exercisable
		Weighted-		Weighted-
Exercise		Average	Intrinsic	Average		Intrinsic
Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value

$6.70	235,000	0.66	—	6.70	235,000	—
1.59	150,000	1.41	$592	1.59	150,000	$592
5.77	31,923	5.67	—	5.77	—	—
5.85	142,382	6.58	—	5.85	71,191	—
2.30	258,723	7.67	836	2.30	64,681	209

	818,028	4.24	$1,428	4.56	520,872	$801

     During the three months ended June 30, 2011 and 2010, the total share based employee compensation cost recognized was $33,000 and $35,000, respectively. During the six months ended June 30, 2011 and 2010, the total share based compensation cost recognized was $68,000 and $62,000, respectively.
Dividends
     On January 21, 2011, we declared a dividend of $0.05 payable on February 15, 2011 to stockholders of record on February 1, 2011.
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
C. Revolving line of credit
     On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
(“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan.
     As a part of the July 2010 amendment, the maturity date of the facility was extended to August 2, 2013. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.
     At June 30, 2011, $57.0 million of our loans were LIBOR loans and $2.6 million of our loans were Prime Rate Loans. The interest rate on our loans at June 30, 2011 was between 3.49% and 4.50%. The amount available on our revolving line of credit at June 30, 2011 was $40.4 million. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of June 30, 2011, we were in compliance with all covenants under the revolving line of credit.
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
     During the first quarter of fiscal year 2011 we repurchased and retired 51,883 shares of our common stock under our stock buyback program. We did not repurchase any shares of our common stock during the second quarter of fiscal year 2011.
E. Subsequent Events
     We have evaluated all events or transactions that occurred through the date on which we issued these financial statements. Other than the declaration of dividends we did not have any material subsequent events that impacted our consolidated financial statements.
     On July 20, 2011, we declared a dividend of $0.05 payable on August 15, 2011 to shareholders of record on August 1, 2011.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
F. Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures.” This update provides amendments to FASB 820-10 — Fair Value Measurements and Disclosures that require new disclosures as follows:
•	Transfers in and out of Levels 1 and 2. A reporting entry should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

•	Activity in level 3 fair value measurements.

•	A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.
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
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2010 was approximately $5,800 compared to the 2011 year to date average of $6,100. LeaseComm historically financed contracts of approximately $1,900. Our existing portfolio consists of business equipment leased or rented primarily to small commercial enterprises.
     We finance the funding of our leases and contracts primarily through cash provided by operating activities and borrowings on our revolving line of credit. On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime

Rate Loan. As a part of the July 2010 amendment, the maturity date of the facility was extended to August 2, 2013. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.
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
     Our critical accounting policies, including revenue recognition, the allowance for credit losses, determining for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed those policies and determined that they remain our critical accounting policies and that we did not make any changes in those policies during the six months ended June 30, 2011.
Results of Operations — Three months ended June 30, 2011 compared to the three months ended June 30, 2010
Revenue

	Three Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Income on financing leases	$9,136	7.4%	$8,509
Rental income	2,073	8.0	1,920
Income on service contracts	103	(22.0)	132
Loss and damage waiver fees	1,220	9.0	1,119
Service fees and other income	931	(1.1)	941

Total revenues	$13,463	6.7%	$12,621

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
     Total revenues for the three months ended June 30, 2011 were $13.5 million, an increase of $800,000, or 6.7%, from the three months ended June 30, 2010. The overall increase was due to an increase of $600,000 in income on financing leases, an increase of $200,000 in rental income, an increase of $91,000 in fees and other income, partially offset by a decrease of $29,000 in income on service contracts. The increase in income on financing leases is a result of the continued growth in new lease originations. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals. Service contact revenue continues to decline since we have not funded any new service contracts since 2004.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Selling, general and administrative	$4,037	12.7%	$3,581
As a percent of revenue	30.0%		28.3%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $456,000 for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The increase was primarily driven by increases in compensation expense of $147,000, increases of employee benefits of $145,000, and a $70,000 increase in rent expense associated with the opening of our California office location. The number of employees as of June 30, 2011 was 129 compared to 113 as of June 30, 2010.
Provision for Credit Losses

	Three Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Provision for credit losses	$4,251	(23.6)%	$5,562
As a percent of revenue	31.6%		44.1%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $1.3 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, while net charge-offs decreased by 28.3% to $4.3 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The decrease in the allowance reflects improvements in delinquency levels of the lease portfolio.
Depreciation and Amortization

	Three Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Depreciation — fixed assets	$121	9.0%	$111
Depreciation — rental equipment	662	82.4	363

Total depreciation and amortization	$783	65.2	$474

As a percent of revenue	5.8%		3.8%
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
     Depreciation expense on rental contracts increased by $299,000 as compared to the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The increase in depreciation is due to the increase in the overall size of our portfolio of rental equipment. Depreciation and amortization of property and equipment increased by $10,000 for the three months ended June 30, 2011, due to additions acquired during 2011, as compared to the three months ended June 30, 2010.
Interest Expense

	Three Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Interest	$680	(23.2)%	$885
As a percent of revenue	5.1%		7.0%
     We pay interest on borrowings under our senior credit facility. Interest expense decreased by $200,000 for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. This decrease resulted primarily from our decreased level of borrowings as well as lower interest costs on our revolving line of credit. At June 30, 2011, the balance on our revolving line of credit was $59.6 million compared to $59.0 million at June 30, 2010. However, until the July 2010 amendment to the line of credit, a minimum 5% interest rate applied to outstanding borrowings. No such limit exists under the amended current line of credit. At June 30, 2011, $57.0 million of our loans were LIBOR loans and $2.6 million of our loans were Prime Rate Loans. The interest rate on our loans at June 30, 2011 was between 3.49% and 4.50%.
Provision for Income Taxes

	Three Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Provision for income taxes	$1,429	74.7%	$818
As a percent of revenue	10.6%		6.5%
As a percent of income before taxes	38.5%		38.6%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $611,000 for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. This increase resulted primarily from the $1.6 million increase in pre-tax income for the three months ended June 30, 2010 to the three months ended June 30, 2011.
     As of December 31, 2010, we had a liability of $15,000 for unrecognized tax benefits and a liability of $6,000 for accrued interest and penalties related to various state income tax matters. As of June 30, 2011 we had a liability of $17,000 for unrecognized tax benefits and a liability of $4,000 for accrued interest and penalties related to various state income tax matters. The change in the unrecognized tax benefit relates to the closing of an audit and the notification of a new audit. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2007 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2006.

Other Operating Data
     Dealer funding was $18.7 million for the three months ended June 30, 2011, a decrease of $2.2 million or 10.6%, compared to the three months ended June 30, 2010. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $216.9 million at March 31, 2011 to $218.9 million at June 30, 2011. Net cash provided by operating activities increased by $3.3 million, or 18.4%, to $21.2 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
Results of Operations — Six months ended June 30, 2011 compared to the six months ended June 30, 2010
Revenue

	Six Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Income on financing leases	$18,237	9.7%	$16,631
Rental income	4,079	5.2	3,878
Income on service contracts	211	(22.7)	273
Loss and damage waiver fees	2,421	8.9	2,223
Service fees and other income	1,863	(3.7)	1,934

Total revenues	$26,811	7.5%	$24,939

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
     Total revenues for the six months ended June 30, 2011 were $26.8 million, an increase of $1.9 million, or 7.5%, from the six months ended June 30, 2010. The overall increase was due to an increase of $1.6 million in income on financing leases, an increase of $200,000 in rental income, and a $100,000 increase in fees and other income, partially offset by a decrease of $62,000 in service contracts. The increase in income on financing leases is a result of the continued growth in new lease originations. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals. Service contact revenue continues to decline since we have not funded any new service contracts since 2004.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Selling, general and administrative	$7,990	17.3%	$6,811
As a percent of revenue	29.8%		27.3%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $1.2 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The increase was primarily driven by increases in payroll and payroll taxes of $600,000, an increase in employee benefits of $200,000 and an increase of $100,000 in rent expense associated with the opening of our California office.

Provision for Credit Losses

	Six Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Provision for credit losses	$9,003	(27.9)%	$12,493
As a percent of revenue	33.6%		50.1%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $3.5 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, while net charge-offs decreased by 28.5% to $9.2 million. The provision is based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The decrease in the allowance reflects improvements in delinquency levels of the lease portfolio and a reduction in charge-off levels.
Depreciation and Amortization

	Six Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Depreciation — fixed assets	$241	6.2%	$227
Depreciation — rental equipment	1,223	81.2	675

Total depreciation and amortization	$1,464	62.3%	$902

As a percent of revenue	5.5%		3.6%
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
     Depreciation expense on rental contracts increased by $600,000 for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The increase in depreciation is due to the increase in the overall size of our portfolio of rental equipment. Depreciation and amortization of property and equipment increased by $14,000 for the six months ended June 30, 2011, due to additions acquired during 2011 as compared to the six months ended June 30, 2010.
Interest Expense

	Six Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Interest	$1,343	(20.8)%	$1,696
As a percent of revenue	5.0%		6.8%
     We pay interest on borrowings under our senior credit facility. Interest expense decreased by $400,000 for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. This decrease resulted primarily from our decreased level of borrowings as well as lower interest costs on our revolving line of credit. At June 30, 2011, the balance on our revolving line of credit was $59.6 million compared to $59.0 million at June 30, 2010. However, until the July 2010 amendment to the line of credit, a minimum 5% interest rate applied to outstanding borrowings. No such limit exists under the amended current line of credit. At June 30, 2011, $57.0 million of our loans were LIBOR loans and $2.6 million of our loans were Prime Rate Loans. The interest rate on our loans at June 30, 2011 was between 3.49% and 4.50%.
Provision for Income Taxes

	Six Months Ended June 30,
	2011	Change	2010
	(Dollars in thousands)
Provision for income taxes	$2,699	130.5%	$1,171
As a percent of revenue	10.1%		4.7%
As a percent of income before taxes	38.5%		38.6%

     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $1.5 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. This increase resulted primarily from the $4.0 increase in pre-tax income.
     As of December 31, 2010, we had a liability of $15,000 for unrecognized tax benefits and a liability of $6,000 for accrued interest and penalties related to various state income tax matters. As of June 30, 2011 we had a liability of $17,000 for unrecognized tax benefits and a liability of $4,000 for accrued interest and penalties related to various state income tax matters. The change in the unrecognized tax benefit relates to the closing of an audit and the opening of a new one. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2007 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2006.
Other Operating Data
     Dealer funding was $37.1 million for the six months ended June 30, 2011, a decrease of $2.0 million or 5.1%, compared to the six months ended June 30, 2010. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $215.7 million at December 31, 2010 to $218.9 million at June 30, 2011. Net cash provided by operating activities increased by $6.8 million, or 19.4%, to $41.8 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
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

(dollars in thousands)	June 30, 2011		December 31, 2010
Current	$164,584	85.1%	$160,674	84.1%
31-60 days past due	5,535	2.9	6,142	3.2
61-90 days past due	4,026	2.1	4,369	2.3
Over 90 days past due	19,200	9.9	19,882	10.4

Gross receivables due in installments	$193,345	100.0%	$191,067	100.0%

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
     For the six months ended June 30, 2011 and 2010, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $41.8 million for the six months ended June 30, 2011 compared to $35.0 million for the six months ended June 30, 2010. At June 30, 2011, we had approximately $59.6 million outstanding under our revolving line of credit facility and had available borrowing capacity of approximately $40.4 million as described below.
     We used net cash in investing activities of $37.9 million during the six months ended June 30, 2011 and $39.5 million for the six months ended June 30, 2010. Investing activities primarily relate to the origination of leases.
     Net used in financing activities was $5.0 million for the six months ended June 30, 2011 and net cash provided by financing activities was $5.6 million for the six months ended June 30, 2010. Financing activities primarily consist of the borrowings and repayments under our revolving line of credit facility and dividend payments.
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
Borrowings
     We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	June 30, 2011				December 31, 2010
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving line of credit facility (1)	$59,574	3.49-4.50%	$40,426	$100,000	$62,650	3.52-4.50%	$37,350	$100,000

(1)	The unused capacity is subject to the borrowing base formula.
     On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in connection with a July 2010 amendment. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding borrowings bear interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. As a part of the July 2010 amendment, the maturity date of the facility was extended to August 2, 2013. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan. At June 30, 2011, $57.0 million of our loans were LIBOR Loans and $2.6 million of our loans were Prime Rate Loans. The interest rate on the revolving line of credit was between 3.49% and 4.50% at June 30, 2011. As of June 30, 2011, the qualified lease receivables eligible under the borrowing base exceeded the $100 million revolving line of credit.

Dividends
     On July 20, 2011, we declared a dividend of $0.05 payable on August 15, 2011 to shareholders of record on August 1, 2011. On April 21, 2011, we declared a dividend of $0.05 payable on May 13, 2011 to stockholders of record on May 2, 2011. On January 21, 2011 we declared a dividend of $0.05 payable on February 15, 2011 to stockholders of record on February 1, 2011.
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
Share repurchases
     On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime. During the quarter ended March 31, 2011 we repurchased and retired 51,883 shares of our common stock under our stock buyback program, at a total cost of $241,000. During the quarter ended June 30, 2011 we did not repurchase any shares.
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements that require future payments. For the six months ended June 30, 2011 we had borrowed $48.7 million against our revolving line of credit and had repaid $51.8 million. The $59.6 million of outstanding borrowings as of June 30, 2011 will be repaid by the daily application of TimePayment receipts to our outstanding balance.
     Our future minimum cash lease payments under non-cancelable operating leases are as follows:

	2011	2012	2013	2014	2015	Thereafter

Operating lease obligations	$153	$622	$644	$638	$595	$1,587
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of June 30, 2011, we have repaid all of our fixed-rate debt and have $59.6 million of outstanding variable interest rate obligations under our revolving line of credit.
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
ITEM 4. Controls and Procedures
     Disclosure controls and procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Internal control over financial reporting: During the fiscal quarter ended June 30, 2011, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended June 30, 2011 we did not repurchase any shares of our common stock under our stock buyback program.

ITEM 6. Exhibits
(a) Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity as of June 30, 2011 and December 31, 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2011 and December 31, 2010 and 2009 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated
By:	/s/ Richard F. Latour
President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.
Vice President and Chief Financial Officer
Date: August 15, 2011