Form 10-Q
period 2011-09-30
MICROFINANCIAL INC
filed 2011-11-14
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of October 31, 2011, 14,257,324 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

Page
Part I- FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets - September 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Income - Three and nine months ended September 30, 2011 and 2010	4
Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010	5
Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
Part II — OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	26
Signatures	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,647	$1,528
Restricted cash	1,058	753
Net investment in leases:
Receivables due in installments	195,964	191,067
Estimated residual value	22,870	21,832
Initial direct costs	1,404	1,490
Less:
Advance lease payments and deposits	(3,595)	(3,479)
Unearned income	(59,291)	(59,245)
Allowance for credit losses	(13,188)	(13,132)

Net investment in leases	144,164	138,533
Investment in rental contracts, net	860	461
Property and equipment, net	2,020	800
Other assets	1,214	1,530

Total assets	$150,963	$143,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$60,527	$62,650
Accounts payable	2,382	2,435
Capital lease obligation	4	26
Dividends payable	15	5
Other liabilities	3,068	1,375
Income taxes payable	321	—
Deferred income taxes	10,453	7,627

Total liabilities	76,770	74,118

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,257,324 and 14,231,933 shares issued at September 30, 2011 and December 31, 2010, respectively	143	142
Additional paid-in capital	46,692	46,475
Retained earnings	27,358	22,870

Total stockholders’ equity	74,193	69,487

Total liabilities and stockholders’ equity	$150,963	$143,605

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Income on financing leases	$9,306	$8,790	$27,543	$25,421
Rental income	2,192	1,917	6,271	5,795
Income on service contracts	97	124	308	397
Loss and damage waiver fees	1,241	1,154	3,662	3,377
Service fees and other	935	912	2,798	2,846

Total revenues	13,771	12,897	40,582	37,836

Expenses:
Selling, general and administrative	3,900	3,356	11,890	10,167
Provision for credit losses	4,517	4,969	13,520	17,462
Depreciation and amortization	873	731	2,337	1,633
Interest	700	743	2,043	2,439

Total expenses	9,990	9,799	29,790	31,701

Income before provision for income taxes	3,781	3,098	10,792	6,135
Provision for income taxes	1,456	1,192	4,155	2,363

Net income	$2,325	$1,906	$6,637	$3,772

Net income per common share — basic	$0.16	$0.13	$0.47	$0.26

Net income per common share — diluted	$0.16	$0.13	$0.46	$0.26

Weighted-average shares:
Basic	14,253,702	14,263,726	14,244,074	14,235,086

Diluted	14,538,910	14,492,842	14,513,708	14,454,201

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2009	14,174,326	$142	$46,197	$20,426	$66,765

Stock issued for deferred compensation	88,269	—	295	—	295
Stock-based compensation	—	—	112	—	112
Amortization of unearned compensation	3,750	—	10	—	10
Stock repurchase program	(34,412)		(139)		(139)
Common stock dividends ($0.20 per share)	—	—	—	(2,852)	(2,852)
Net income	—	—	—	5,296	5,296

Balance at December 31, 2010	14,231,933	$142	$46,475	$22,870	$69,487

Stock issued for deferred compensation	77,274	1	354	—	355
Stock-based compensation	—	—	103	—	103
Stock repurchase program	(51,883)	—	(240)	—	(240)
Common stock dividends ($0.15 per share)	—	—	—	(2,149)	(2,149)
Net income	—	—	—	6,637	6,637

Balance at September 30, 2011	14,257,324	$143	$46,692	$27,358	$74,193

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Cash received from customers	$79,414	$69,054
Cash paid to suppliers and employees	(13,962)	(11,980)
Income taxes paid	(675)	(960)
Interest paid	(1,844)	(1,919)
Interest received	1	1

Net cash provided by operating activities	62,934	54,196

Cash flows from investing activities:
Investment in lease and rental contracts	(56,367)	(58,120)
Investment in direct costs	(760)	(853)
Investment in property and equipment	(804)	(114)

Net cash used in investing activities	(57,931)	(59,087)

Cash flows from financing activities:
Proceeds from secured debt	76,394	75,678
Repayment of secured debt	(78,517)	(67,629)
Payments of debt closing costs	(55)	(711)
Increase in restricted cash	(305)	(139)
Repayment of capital lease obligations	(22)	(50)
Repurchase of common stock	(240)	—
Payment of dividends	(2,139)	(2,134)

Net cash (used in) provided by financing activities	(4,884)	5,015

Net change in cash and cash equivalents	119	124
Cash and cash equivalents, beginning of period	1,528	391

Cash and cash equivalents, end of period	$1,647	$515

Reconciliation of net income to net cash provided by operating activities:
Net income	$6,637	$3,772
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(27,543)	(25,421)
Depreciation and amortization	2,337	1,633
Provision for credit losses	13,520	17,462
Recovery of equipment cost and residual value	63,214	54,144
Stock-based compensation expense	103	93
Changes in assets and liabilities:
Current taxes payable	321	454
Deferred income taxes	2,826	949
Other assets	316	112
Accounts payable	301	420
Other liabilities	902	578

Net cash provided by operating activities	$62,934	$54,196

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through lease incentives	$791	$—
Fair market value of stock issued for compensation	$354	$296
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
A. Nature of Business
     MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and LeaseComm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. LeaseComm started originating leases in January 1986 and in October 2002 suspended virtually all originations due to an interruption in financing. TimePayment commenced originating leases in July 2004. The average amount financed by TimePayment during 2010 was approximately $5,800 compared to the 2011 year to date average of $6,000. LeaseComm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.
     The balance sheet at December 31, 2010 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Allowance for Credit Losses and Credit Quality
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the “microticket” market and the individual size of each transaction, we do not have a formal credit review committee to review individual transactions. Rather, we developed a sophisticated, multi-tiered pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and maintain a general allowance against our entire portfolio utilizing historical collection statistics and an assessment of current credit risk in the portfolio as the basis for the amount.
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
     In 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requiring us to provide detailed disclosures about the nature of credit risk inherent in our financing receivables, how we analyze that risk in estimating our allowance for credit losses, and the changes in the allowance for credit losses.
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
     A summary of the activity in our allowance for credit losses is as follows:

	Nine Months Ended
	September 30,
	2011	2010
Allowance for credit losses, beginning	$13,132	$13,856
Provision for credit losses	13,520	17,462
Charge-offs	(17,227)	(21,598)
Recoveries	3,763	3,273

Allowance for credit losses, ending	$13,188	$12,993

     The following table reconciles the activity in the allowance for credit losses by portfolio segment at September 30, 2011:

	LeaseComm	TimePayment
	Microticket	Microticket
	equipment	equipment	Total
Allowance for Credit Losses:
Beginning balance	$231	$12,901	$13,132
Charge-offs	(551)	(16,676)	(17,227)
Recoveries	917	2,846	3,763
Provisions (credits)	(430)	13,950	13,520

Ending balance	$167	$13,021	$13,188

Ending balance: Individually evaluated for impairment	—	—	—

Ending balance: Collectively evaluated for impairment	167	13,021	13,188

Ending balance: Contracts acquired with deteriorated credit quality	—	—	—
Financing Receivables:
Ending balance	368	156,984	157,352	(1)
Ending balance: Individually evaluated for impairment	—	—	—

Ending balance: Collectively evaluated for impairment	368	156,984	157,352	(1)

Ending balance: Contracts acquired with deteriorated credit quality	—	—	—

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

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
•	Leases assigned a Gold rating represent those transactions which exhibit the highest rating based on our internal credit risk scoring model. They are considered of sufficient quality to preclude an otherwise adverse rating. Gold rated leases are typically represented by lessees with high bureau reported credit scores at lease inception or are supported by established businesses for those transactions which are not personally guaranteed by the lessee.

•	Leases assigned a Silver rating fall in the middle range of the nine acceptable scores generated by the scoring model. These transactions possess a reasonable amount of risk based on their profile and may exhibit vulnerability to deterioration if adverse factors are encountered. These accounts typically demonstrate adequate coverage but warrant a higher level of monitoring by management to ensure that weaknesses do not advance.

•	A Bronze rating applies to leases at the lower end of the nine acceptable scores generated by the scoring model whereby the lessee may have difficulty meeting the lease obligation if adverse factors are encountered. Bronze rated transactions typically have lower reported credit scores at lease inception and will typically have other less desirable credit attributes.
     The following table presents the aging of the recorded investment in leases as of September 30, 2011, by our internally graded score:

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	Current	Past Due	Total
TimePayment Corp.
Grade
Gold	$47,133	$3,747	$50,880
Silver	80,155	18,811	98,966
Bronze	4,752	2,386	7,138

Total	132,040	24,944	156,984

LeaseComm	169	199	368

Total	$132,209	$25,143	$157,352

     The following table presents the aged analysis of past due financing receivables by our internally developed proprietary scoring model in leases as of September 30, 2011:

		31 to 60	61 to 90
		days	days	Over 90 Days		Over 90 Days
	Current	Past Due	Past Due	Past Due	Total	Accruing
LeaseComm:	$169	$9	$7	$183	$368	$183

TimePayment Corp.
Gold	47,133	1,292	751	1,704	50,880	1,704
Silver	80,155	2,299	2,670	13,842	98,966	13,842
Bronze	4,752	305	217	1,864	7,138	1,864

TimePayment Corp. subtotal	132,040	3,896	3,638	17,410	156,984	17,410

Total	$132,209	$3,905	$3,645	$17,593	$157,352	$17,593

Percent of Total Financing Receivables	84.0%	2.5%	2.3%	11.2%	100%	11.2%
Fair Value of Financial Instruments
     For financial instruments including cash and cash equivalents, restricted cash, accounts payable, the revolving line of credit, and other liabilities, we believe that the carrying amount approximates fair value. The fair value of the revolving line of credit is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of our revolving line of credit at September 30, 2011 approximates its carrying value.
Net Income Per Share
     Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that would have an antidilutive effect on net income per common share. For the three months ended September 30, 2011, 409,305 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the nine months ended September 30, 2011, 409,305 options were excluded from the computation of diluted net income per share

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
because their effect was antidilutive. For the three months ended September 30, 2010, 499,305 options were excluded from the computation of diluted net income per share because their effect was antidilutive. For the nine months ended September 30, 2010, 849,305 options were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$2,325	$1,906	$6,637	$3,772

Weighted average common shares outstanding	14,253,702	14,263,726	14,244,074	14,235,086
Dilutive effect of common stock options, warrants and restricted stock	285,208	229,116	269,634	219,115

Shares used in computation of net income per common share — diluted	14,538,910	14,492,842	14,513,708	14,454,201

Net income per common share — basic	$0.16	$0.13	$0.47	$0.26

Net income per common share — diluted	$0.16	$0.13	$0.46	$0.26

Stock-Based Employee Compensation
     Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance. In February 2011, under our 2008 Equity Incentive Plan the Compensation and Benefits Committee of our Board of Directors granted 33,044 restricted stock units to our executive officers. The restricted stock units vest over five years at 25% annually beginning on the second anniversary of the grant date. The restricted stock units were valued on the date of grant and the fair value of these awards was $4.11 per share. For the nine months ended September 30, 2011 the expense related to these units is $18,000.
     During the nine months ended September 30, 2011, 90,000 options originally granted to members of the Board of Directors in February 2001 expired. During the nine months ended September 30, 2010, 350,000 options originally granted to members of the Board of Directors in February of 2000 expired. There were no options granted or exercised during the nine months ended September 30, 2011.
     The following summarizes stock option activity for the nine months ended September 30, 2011:

			Weighted-
			Average
	Shares	Price Per Share	Exercise Price
Outstanding at December 31, 2010	908,028	$1.585 to $13.10	$5.07
Granted	—
Expired	(90,000)	$13.10	$13.10
Forfeited	—

Outstanding at September 30, 2011	818,028	$1.585 to $6.70	$4.19

     In February 2011, we granted our non-employee directors a total of 51,642 shares of stock with immediate vesting and a fair value of $4.11 per share, for a total grant date fair value of $212,000, in accordance with our director compensation policy.
     In July 2011, we granted our non-employee directors a total of 25,632 shares of stock with immediate vesting and a fair value of $5.54 per share, for a total grant date value of $142,000, in accordance with our director compensation policy.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The following table summarizes unvested restricted stock activity:

	Restricted Stock	Restricted Stock
	Number	Units Number
	of Shares	of Shares
Non-vested at December 31, 2010	—	33,518
Granted	77,274	33,044
Vested	(77,274)	—

Non-vested at September 30, 2011	—	66,562

     During the three months ended September 30, 2011, amortized compensation expense related to the restricted stock units was $12,000. During the nine months ended September 30, 2011, amortized compensation expense related to the restricted stock units was $34,000.
     Information relating to our outstanding stock options at September 30, 2011 is as follows:

		Outstanding			Exercisable

		Weighted-		Weighted-
Exercise		Average	Intrinsic	Average		Intrinsic
Price	Shares	Life (Years)	Value	Exercise Price	Shares	Value
$ 6.70	235,000	0.41	$—	$6.70	235,000	$—
1.59	150,000	1.16	602	1.59	150,000	602
5.77	31,923	5.42	—	5.77	—	—
5.85	142,382	6.33	—	5.85	71,191	—
2.30	258,723	7.42	854	2.30	64,681	213

	818,028	3.99	$1,456	4.56	520,872	$815

     During the three months ended September 30, 2011 and 2010, the total share based compensation cost recognized was $35,000 and $32,000, respectively. During the nine months ended September 30, 2011 and 2010, the total share based employee compensation cost recognized was $103,000 and $93,000, respectively.
Dividends
     On January 21, 2011 we declared a dividend of $0.05 per share payable on February 15, 2011 to stockholders of record on February 1, 2011.
     On April 21, 2011, we declared a dividend of $0.05 per share payable on May 13, 2011 to stockholders of record on May 2, 2011.
     On July 21, 2011, we declared a dividend of $0.05 per share payable on August 15, 2011 to stockholders of record on August 1, 2011.
     On October 25, 2011, we declared a dividend of $0.06 per share payable on November 15, 2011 to stockholders of record on November 4, 2011.

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
C. Revolving line of credit
     On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and to $100 million in July 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan.
     In October 2011, we signed an amendment that further reduced the borrowing rate to Prime plus 0.75% or LIBOR plus 2.75%. As a part this amendment, the leverage ratio that the Company agrees not to exceed was lowered from 4.0 to 1 to 3.5 to 1 and the maturity date of the facility was extended to August 2, 2014. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan. The amendment has an effective date of September 30, 2011.
     At September 30, 2011, $57.0 million of our loans were LIBOR loans and $3.5 million of our loans were Prime Rate Loans. The interest rate on our loans at September 30, 2011 was between 3.5% and 4.5%. The amount available on our revolving line of credit at September 30, 2011 was $39.5 million. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of September 30, 2011, we were in compliance with all covenants under the revolving line of credit.
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
     During the first quarter of fiscal year 2011 we repurchased and retired 51,883 shares of our common stock under our stock buyback program. We did not repurchase any shares of our common stock during the second and third quarters of fiscal year 2011.
E. Subsequent Events
     We have evaluated all events or transactions that occurred through the date on which we issued these financial statements. Other than the declaration of dividend and amendment of our line of credit as previously discussed, we did not have any material subsequent events that impacted our consolidated financial statements.
     In October 2011 we signed an amendment to our revolving line of credit reducing the interest rate payable and extending the maturity date, among other things. See Note C to these unaudited consolidated financial statements.
F. Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures.” This update provides amendments to FASB 820-10 – Fair Value Measurements and Disclosures that require new disclosures as follows:
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
     In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance expands the disclosures pertaining to the credit quality of loans and should provide users of the financial statements with a better overall understanding of the credit risk in the loan portfolio. This guidance is effective for interim and annual periods ending after December 15, 2010. We adopted the required provisions of ASU 2010-20 during the year ended December 31, 2010. In connection with the adoption of ASU 2010-20 certain additional disclosure are required for reporting periods ending after December 31, 2010, related to the activity within the Company’s portfolio segments. These disclosures have been included in these notes to unaudited condensed consolidated financial statements.

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
Overview
     We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2010 was approximately $5,800 compared to the 2011 year to date average of $6,000. LeaseComm historically financed contracts of approximately $1,900, and no longer originates leases. Our existing portfolio consists of business equipment leased or rented primarily to small commercial enterprises.
     We finance the funding of our leases and contracts primarily through cash provided by operating activities and our revolving line of credit. On August 2, 2007, we entered into a three-year line of credit with Sovereign Bank based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and to $100 million in July 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at LIBOR plus 3.75%, in each case subject to a minimum rate of 5%. Following the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically coverts to a Prime Rate Loan.
     In October 2011 we signed an amendment that further reduced the interest rate to Prime plus 0.75% or LIBOR plus 2.75%. As part this amendment, the maturity date of the facility was extended to August 2, 2014. At the same time, the leverage ratio we agreed not to exceed was lowered from 4:1 to 3.5:1. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan. The amendment has an effective date of September 30, 2011.

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
     Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the nine months ended September 30, 2011.
Results of Operations — Three months ended September 30, 2011 compared to the three months ended September 30, 2010
Revenue

	Three Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Income on financing leases	$9,306	5.9%	$8,790
Rental income	2,192	14.3	1,917
Income on service contracts	97	(21.8)	124
Loss and damage waiver fees	1,241	7.5	1,154
Service fees and other income	935	2.5	912

Total revenues	$13,771	6.8%	$12,897

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
     Total revenues for the three months ended September 30, 2011 were $13.8 million, an increase of $0.9 million, or 6.8%, from the three months ended September 30, 2010. The overall increase was due to an increase of $0.5 million in income on financing leases and an increase of $0.3 million in rental income. Other revenue components increased by $0.1 million. The increase in income on financing leases is a result of the continued growth in new lease originations. The increase in rental income is a result of TimePayment lease contracts coming to term and converting to rental status offset by the attrition of LeaseComm rental contracts.
     Selling, General and Administrative

	Three Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Selling, general and administrative	$3,900	16.2%	$3,356
As a percent of revenue	28.3%		26.0%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. For the three months ended September 30, 2011, SG&A expenses increased by $0.5 million over the same period in the prior year. The increase is primarily due to increases in compensation related expenses as a result of increases in employee head count as well as increased rent expense associated with our new California office location. Headcount as of September 30, 2011 was 133 as compared to 111 at the same period in 2010.
     Provision for Credit Losses

	Three Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Provision for credit losses	$4,517	(9.1)%	$4,969
As a percent of revenue	32.8%		38.5%
     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $0.5 million, or 9.1%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, while net charge-offs decreased by 21.9% to $4.2 million. The 90-day delinquent lease payments receivable on an exposure basis decreased by 1.6% to $19.6 million at September 30, 2011 compared to $19.9 million at September 30, 2010. The decrease in the provision reflects improvements in delinquency levels and reductions in the level of net charge-offs in the lease portfolio.
     Depreciation and Amortization

	Three Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Depreciation — fixed assets	$134	(56.6)%	$309
Depreciation — rental equipment	739	75.1	422

Total depreciation and amortization	$873	19.4%	$731

As a percent of revenue	6.3%		5.7%

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
     Depreciation expense on rental contracts increased by $0.3 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase in depreciation is due to an increase in the TimePayment lease contracts coming to term and converting to rentals. Depreciation of property and equipment decreased by $0.2 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 primarily due to the abandonment of a proposed software platform and the related depreciation of costs capitalized in connection with that project in 2010.
     Interest Expense

	Three Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Interest	$700	(5.8)%	$743
As a percent of revenue	5.1%		5.8%
     We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $43,000 for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Interest expense remained relatively flat as increases in the amounts outstanding under our revolving line of credit were offset by reductions in the interest rate being charged as our line of credit since July 2010, is no longer subject to a minimum rate. At September 30, 2011, the outstanding balance under our revolving line of credit was $60.5 million compared to a balance of $60.0 million at September 30, 2010.
     Provision for Income Taxes

	Three Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Provision for income taxes	$1,456	22.1%	$1,192
As a percent of revenue	10.6%		9.2%
As a percent of income before taxes	38.5%		38.5%
     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $264,000 for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. This increase resulted primarily from the $683,000 increase in pre-tax income for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.
     As of September 30, 2011 we had a liability of $17,000 for unrecognized tax benefits and a liability of $4,000 for accrued interest and penalties related to various state income tax matters. Of these amounts, approximately $14,000 would impact our effective tax rate after a $7,000 federal tax benefit for state income taxes. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2008 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2007.

     Other Operating Data
     Dealer funding was $19.6 million for the three months ended September 30, 2011, an increase of $271,000 or 1.4%, compared to the three months ended September 30, 2010. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and net investment in rental contracts increased from $218.9 million at June 30, 2011 to $221.8 million at September 30, 2011. Net cash provided by operating activities increased by $2.0 million, or 10.2%, to $21.2 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.
Results of Operations — Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
     Revenue

	Nine Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Income on financing leases	$27,543	8.3%	$25,421
Rental income	6,271	8.2	5,795
Income on service contracts	308	(22.4)	397
Loss and damage waiver fees	3,662	8.4	3,377
Service fees and other income	2,798	(1.7)	2,846

Total revenues	$40,582	7.3%	$37,836

     Total revenues for the nine months ended September 30, 2011 were $40.6 million, an increase of $2.7 million, or 7.3%, from the nine months ended September 30, 2010. The overall increase was due to an increase of $2.1 million in income on financing leases, an increase of $0.4 million in rental income, and a $0.2 million increase in fees and other income partially offset by a decrease of $89,000 in income on service contracts. The increase in income on financing leases is a result of the continued growth in our lease portfolio. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals offset by attrition of LeaseComm rental contracts. Service contract revenue continues to decline since we have not been actively funding new service contracts.
     Selling, General and Administrative

	Nine Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Selling, general and administrative	$11,890	16.9%	$10,167
As a percent of revenue	29.3%		26.9%
     Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $1.7 for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The increase was primarily driven by increases in payroll and payroll taxes of $945,000, an increase in employee benefits of $359,000 and an increase of $192,000 in rent expense associated with the opening of our California office.
     Provision for Credit Losses

	Nine Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Provision for credit losses	$13,520	(22.6)%	$17,462
As a percent of revenue	33.3%		46.2%

     We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $3.9 million, or 22.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, while net charge-offs decreased by 26.5% to $13.5 million. The 90-day delinquent lease payments receivable on an exposure basis decreased by 1.6% to $19.6 million at September 30, 2011 compared to $19.9 million at September 30, 2010. The decrease in the provision for credit losses reflects an improvement in delinquency levels and reduction in charge off levels which is partially offset by the growth in receivables associated with the new lease originations.
     Depreciation and Amortization

		Nine Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Depreciation — fixed assets	$375	(30.0)%	$536
Depreciation — rental equipment	1,962	78.9	1,097

Total depreciation and amortization	$2,337	43.1%	$1,633

As a percent of revenue	5.8%		4.3%
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
     Depreciation expense on rental contracts increased by $0.9 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The increase in depreciation is due primarily to the increase in the number of TimePayment lease contracts coming to term and converting to rentals. Depreciation and amortization of property and equipment decreased by $161,000 for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 primarily due to the abandonment of a proposed software platform and the related depreciation of costs capitalized in connection with that project in 2010.
     Interest Expense

	Nine Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Interest	$2,043	(16.2)%	$2,439
As a percent of revenue	5.0%		6.4%
     We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $0.4 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This decrease resulted primarily from reductions in the interest rate being charged as our line of credit since July 2010, is no longer subject to a minimum rate. At September 30, 2011, the outstanding balance under our revolving line of credit was $60.5 million compared to $60.0 million, at September 30, 2010.
     Provision for Income Taxes

	Nine Months Ended
	September 30,
	2011	Change	2010
	(Dollars in thousands)
Provision for income taxes	$4,155	75.8%	$2,363
As a percent of revenue	10.2%		6.2%
As a percent of income before taxes	38.5%		38.5%

     The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $1.8 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This increase resulted primarily from the $4.7 million increase in pre-tax income.
     As of December 31, 2010, we had a liability of $15,000 for unrecognized tax benefits and a liability of $6,000 for accrued interest and penalties related to various state income tax matters. As of September 30, 2011 we had a liability of $17,000 for unrecognized tax benefits and a liability of $4,000 for accrued interest and penalties. Of these amounts, approximately $14,000 would impact our effective tax rate after a $7,000 federal tax benefit for state income taxes. The change in the unrecognized tax benefit relates to the closing of an audit and the opening of a new one. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.
     Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2008 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2007.
     Other Operating Data
     Dealer funding was $56.7 million for the nine months ended September 30, 2011, representing a decrease of $1.7 million or 2.9%, compared to the nine months ended September 30, 2010. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investments in service contracts and investment in rental contracts increased from $215.7 million at December 31, 2010 to $221.8 million at September 30, 2011. Net cash provided by operating activities increased by $8.7 million, or 16.1%, to $62.9 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
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

(dollars in thousands)	September 30, 2011		December 31, 2010
Current	$167,040	85.3%	$160,674	84.1%
31-60 days past due	4,926	2.5	6,142	3.2
61-90 days past due	4,373	2.2	4,369	2.3
Over 90 days past due	19,625	10.0	19,882	10.4

Gross receivables due in installments	$195,964	100.0%	$191,067	100.0%

Liquidity and Capital Resources
     General
     Our lease and finance business is capital-intensive and requires access to substantial credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand and our revolving line of credit which matures in August 2014. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes and capital expenditures.
     For the nine months ended September 30, 2011 and 2010, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $62.9 million for the nine months ended September 30, 2011 compared to $54.2 million for the nine months ended September 30, 2010. At September 30, 2011, we had approximately $60.5 million outstanding under our revolving credit facility and had available borrowing capacity of approximately $39.5 million as described below.
     We used net cash in investing activities of $57.9 million during the nine months ended September 30, 2011 and $59.1 million for the nine months ended September 30, 2010. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.
     Net cash used in financing activities was $4.9 million for the nine months ended September 30, 2011 and net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2010. Financing activities primarily consist of the borrowings and repayments under our revolving line of credit and dividend payments.
     The maturity date of our revolving line of credit is August 2014, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.
Borrowings
     We utilize our credit facility to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	September 30, 2011				December 31, 2010
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$60,527	3.53%-4.50%	$39,473	$100,000	$62,650	3.52%-4.50%	$37,350	$100,000

(1)	The unused capacity is subject to the borrowing base formula.
     On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and to $100 million in July 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. Following the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.25% or LIBOR plus 3.25%, without being subject to any minimum rate. In October 2011 we signed an amendment that further reduced the interest rate to Prime plus 0.75% or LIBOR plus 2.75. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. As a part of the October 2011 amendment, the maturity date of the facility was extended to August 2, 2014. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan. At September 30, 2011, $57.0 million of our loans were LIBOR Loans and $3.5 million of our loans were Prime Rate Loans. The interest rate on the revolving line of credit was between 3.53% and 4.5% at September 30, 2011. As of September 30, 2011, the qualified lease receivables eligible under the borrowing base exceeded the $100 million revolving line of credit.

Dividends
     On October 25, 2011, we declared a dividend of $0.06 per share payable on November 15, 2011 to stockholders of record on November 4, 2011. On July 21, 2011, we declared a dividend of $0.05 per share payable on August 15, 2011 to shareholders of record on August 1, 2011. On April 21, 2011, we declared a dividend of $0.05 per share payable on May 13, 2011 to stockholders of record on May 2, 2011. On January 21, 2011 we declared a dividend of $0.05 per share payable on February 15, 2011 to stockholders of record on February 1, 2011.
     On January 22, 2010, we declared a dividend of $0.05per share payable on February 15, 2010 to shareholders of record on February 1, 2010. On April 20, 2010, we declared a dividend of $0.05 per share payable on May 14, 2010 to shareholders of record on May 3, 2010. On July 19, 2010, we declared a dividend of $0.05 per share payable on August 13, 2010 to shareholders of record on July 29, 2010
     Future dividend payments are subject to ongoing review and evaluation by our Board of Directors. The decision as to the amount and timing of future dividends, if any, will be made in light of our financial condition, capital requirements and growth plans, as well as our external financing arrangements and any other factors our Board of Directors may deem relevant. We can give no assurance as to the amount and timing of future dividends.
Share repurchases
     On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime. During the quarter ended March 31, 2011 we repurchased and retired 51,883 shares of our common stock under our stock buyback program, at a total cost of $240,000. During the quarters ended September 30, 2011 and June 30, 2011 we did not repurchase any shares.
Contractual Obligations and Lease Commitments
     Contractual Obligations
     We have entered into various agreements, such as debt and operating lease agreements that require future payments. During the nine months ended September 30, 2011 we borrowed $76.4 million against our revolving line of credit and repaid $78.5 million. The $60.5 million of outstanding borrowings as of September 30, 2011 will be repaid by the application of TimePayment receipts and other payments to our outstanding balance.
     Our future minimum cash lease payments under non-cancelable operating leases are as follows:

	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$139	$622	$644	$638	$595	$1,587
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
     Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of September 30, 2011, we had repaid all of our fixed-rate debt and had $60.5 million of outstanding variable interest rate obligations under our revolving line of credit.
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
     Internal controls over financial reporting: During the fiscal quarter ended September 30, 2011, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended September 30, 2011 we did not repurchase any shares of our common stock under our stock buyback program.

ITEM 6. Exhibits
(a)      Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

10.1	Agreement and Amendment No. 3, dated October 12, 2011, to Amended and Restated Credit Agreement dated July 28, 2010 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed October 18, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity as of September 30, 2011 and December 31, 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2011 and December 31, 2010 and 2009 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated
By:	/s/ Richard F. Latour
President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.
Vice President and Chief Financial Officer

Date: November 14, 2011