Form 10-K
period 2011-12-31
MICROFINANCIAL INC
filed 2012-03-30
CIK 827230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-14771

MicroFinancial Incorporated

(Exact name of Registrant as Specified in its Charter)

Massachusetts	04-2962824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 New England Executive Park, Suite 200, Burlington, MA	01803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:

(781) 994-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐    Yes      ☑    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐    Yes      ☑    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑    Yes    ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐ Accelerated filer ☐ Non-accelerated filer ☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes ☑    No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 the last day of the registrant’s most recently completed second fiscal quarter, was approximately $30,718,027 computed by reference to the closing price of such stock as of such date.

As of March 16, 2012, 14,297,524 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2011, are incorporated by reference in Part III hereof.

PART I

ITEM 1.	BUSINESS

General

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) was formed as a Massachusetts corporation on January 27, 1987. We operate primarily through our wholly-owned subsidiaries, TimePayment Corp. (“TimePayment”) and Leasecomm Corporation (“Leasecomm”). TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. Leasecomm started originating leases in January 1986 and in October 2002 suspended virtually all originations due to an interruption in financing. TimePayment commenced originating leases in July 2004. The average amount financed by TimePayment in 2011 was approximately $5,900 while Leasecomm historically financed contracts averaging approximately $1,900. We have used proprietary software in developing a sophisticated, multi-level pricing model and in automating our credit approval and collection systems, including a fully-automated Internet-based application, credit scoring and approval process.

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

TimePayment finances a wide variety of products with water filtration systems representing approximately 25% of the amount financed in its portfolio as of December 31, 2011. No other single product represents more than 20% of the amount financed in its portfolio as of December 31, 2011.

We depend heavily on external financing to fund new leases and contracts. In 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in 2008, to $85 million in 2009, and to $100 million in July 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. This rate was lowered to Prime plus 1.25% or LIBOR plus 3.25% in July 2010, and to Prime plus 0.75% or LIBOR plus 2.75% in October 2011, in each case without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. As a part of the October 2011 amendment, the maturity date of the facility was extended to August 2, 2014. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

Leasing, Servicing and Financing Programs

We originate leases for products that typically have limited distribution channels and high selling costs. We facilitate sales of such products by allowing dealers to make them available to their customers for a small monthly lease payment rather than a higher initial purchase price. We primarily lease and rent low-priced commercial equipment to small merchants. We currently lease a wide variety of equipment including, but not limited to, water filtration systems, food service equipment, security equipment, point of sale (POS) cash registers, salon equipment, health care and fitness equipment and automotive equipment. In addition, in the past we have acquired service contracts and contracts in certain other financing markets, and continue to look for opportunities to invest in these types of assets. Our current portfolio also includes consumer financings which consist of service contracts from dealers that primarily provide residential security monitoring services, as well as consumer leases for a wide range of consumer products.

We originate and continue to service contracts in all 50 states and the District of Columbia. The concentration of leases in certain states as of the end of each of the past three years, as a percentage of our total portfolio, is reflected below. No other state accounted for more than five percent of such total.

Year Ended December 31,	Florida	California	Texas	New York
2009	13%	12%	8%	7%
2010	13%	11%	8%	8%
2011	13%	11%	8%	9%

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

During the term of a typical lease, we receive payments sufficient, in the aggregate, to cover our borrowing cost and the cost of the underlying equipment, and to provide us with an appropriate profit. Throughout the term of the lease, we charge late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases we funded in 2011 generally range from 12 to 60 months, with an average initial term of 44 months.

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

Dealers

We provide financing to obligors under microticket leases and contracts through a nationwide network of equipment vendors, independent sales organizations and brokers (to whom we refer collectively in this report as “dealers”). We do not sign exclusive agreements with our dealers. Dealers interact directly with potential lessees and typically market not only their products and services, but also the financing arrangements offered through us. During the year ended 2011 we had over 1,000 different dealers originating leases and contracts.

During the year ended December 31, 2011 our top dealer accounted for 3.3% of the leases originated. During the year ended December 31, 2010 our top dealer accounted for 3.2% of the leases originated. During the year ended December 31, 2009 our top dealer accounted for 3.6% of the leases originated.

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

Bulk and Portfolio Acquisitions

In addition to originating leases through our dealer relationships, from time to time we have also purchased lease portfolios from dealers or other sources. While certain of these leases may not have met our underwriting standards at inception, we will purchase the leases once the lessee demonstrates a satisfactory payment history. We prefer to acquire these smaller lease portfolios in situations where the seller will continue to act as a dealer following the acquisition. We did not purchase any material portfolios in 2011, 2010 or 2009.

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

Employees

As of December 31, 2011, we had 135 full-time employees, of whom 50 were engaged in sales and underwriting activities and dealer service, 56 were engaged in servicing and collection activities, and 29 were engaged in general administrative activities. We believe that our relationship with our employees is good. None of our employees are members of a collective bargaining unit in connection with their employment with us.

Executive Officers

Name and Age of Executive Officers	Title
Richard F. Latour, 58	Director, President, Chief Executive Officer, Treasurer, Clerk and Secretary
James R. Jackson, Jr., 50	Vice President and Chief Financial Officer
Steven J. LaCreta, 52	Vice President, Lessee Relations and Legal
Stephen J. Constantino, 46	Vice President, Human Resources
Vartan Hagopian, 54	Vice President, Sales

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

Vartan Hagopian was appointed as our Vice President of Sales in December 2011. Prior to joining us, from 1998 to 2007, Mr. Hagopian served in senior sales leadership roles at Monster Worldwide, Inc. After Monster, Mr. Hagopian served in senior sales leadership roles at Yodle, Inc. from 2007 to 2008, Health Diagnostics, LLC from 2008 to 2009 and established a sales strategy consulting practice for startup companies from 2009 to 2011.

Availability of Information

We maintain an Internet website at http://www.microfinancial.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as Section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after they are filed or furnished with the Securities and Exchange Commission (“SEC”). Our Guidelines on Corporate Governance, our Code of Business Conduct and Ethics and the charters for the Audit Committee, Nominating and Corporate Governance Committee, Compensation and Benefits Committee, Credit Policy Committee and Strategic Planning Committee of our Board of Directors are also available on our Internet site. The Guidelines, Code of Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to Richard F. Latour, Chief Executive Officer, at 16 New England Executive Park Suite 200, Burlington, MA 01803. Our Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

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

Since August 2007, we have had a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility is currently $100 million and the maturity date is August 2, 2014. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

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

A protracted economic downturn similar to the one the United States and other nations have experienced in recent years could result in a decline in the demand for some of the types of equipment or services we finance, which could lead to a decline in originations. A protracted economic downturn may slow the development and continued operation of small commercial businesses, which are the primary market for the commercial equipment leased by us. Such a downturn could also adversely affect our ability to obtain capital to fund lease and contract originations or acquisitions, or to complete securitizations. In addition, a protracted downturn could result in an increase in delinquencies and defaults by our lessees and other obligors, which could have an adverse effect on our cash flow and earnings, as well as on our ability to securitize leases. These factors could have a material adverse effect on our business, financial condition and results of operations.

Additionally, as of December 31, 2011, 2010 and 2009 leases in the states of Florida, California, Texas and New York collectively accounted for approximately 41% of our portfolio. Economic conditions in these states may affect the level of collections from, as well as delinquencies and defaults by, these obligors and may thus have a disproportionate effect on our operations compared to economic conditions in other states or regions.

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

Our portfolio is comprised of a wide variety of equipment including water filtration systems, advertising and display equipment, ATM machines, automotive repair equipment, copiers, security equipment, phone systems, restaurant equipment and card based payment authorization systems. As of December 31, 2011, water filtration systems represented approximately 25% of the amount financed by TimePayment. Reduced demand for financing of the types of equipment we lease could adversely affect our lease origination volume, which in turn could have a material adverse effect on our business, financial condition and results of operations. Technological advances may lead to a decrease in the price of these types of systems or equipment and a consequent decline in the need for financing of such equipment. These changes could reduce the need for outside financing sources that would reduce our lease financing opportunities and origination volume in such products. These types of equipment are often leased by small commercial businesses which may be particularly susceptible to the current economic downturn, which may also affect demand for these products.

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

Since we generally fund our leases and contracts through our credit facilities or from working capital, our operating margins could be adversely affected by an increase in interest rates. For example, borrowings under our amended credit facility currently bear interest either at Prime plus 0.75% or at LIBOR plus 2.75%. The implicit yield on all of our leases and contracts is fixed due to the leases and contracts having scheduled payments that are fixed at the time of origination. When we originate or acquire leases or contracts, we base our pricing in part on the “spread” we expect to achieve between the implicit yield on each lease or contract and the effective interest cost we expect to pay when we finance such leases and contracts. Increases in interest rates during the term of each lease or contract could narrow or eliminate the spread, or result in a negative spread, to the extent such lease or contract was financed with variable-rate funding. We may undertake to hedge against the risk of interest rate increases, based on the size and interest rate profile of our portfolio. Such hedging activities, however, would limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, our hedging activities may not protect us from interest rate-related risks in all interest rate environments. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. We do not currently have any hedging arrangements with respect to interest rate changes.

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

If our revenues do not grow or grow more slowly than we anticipate, or if operating expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past and could in the future be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities. In addition, the trading price of the common stock may be influenced by a number of factors, including the liquidity of the market for the common stock, investor perceptions of us and the equipment financing industry in general, variations in our quarterly operating results, interest rate fluctuations and general economic and other conditions. Also, the volatility of the stock market could adversely affect the market price of our common stock and our ability to raise funds in the public markets.

There is no assurance that we will continue to pay dividends on our common stock in the future.

During 2011 we declared dividends of $0.21 per share. During 2010 we declared dividends of $0.20 per share. During 2009, we declared dividends of $0.15 per share. Future dividend payments are subject to ongoing review and evaluation by our Board of Directors. The decision as to the amount and timing of future dividends we may pay, if any, will be made in light of our financial condition, capital requirements and growth plans, as well as our external financing arrangements and any other factors our Board of Directors may deem relevant. We can give no assurance as to the amount and timing of the payment of future dividends.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

Given the number of transactions we process each year our business is heavily dependent on our information technology systems. We rely on our information systems to effectively manage our business data, perform underwriting functions, perform billing cycles, process cash collections, perform tax compliance functions, and other vital business processes. Our information technology systems may be vulnerable to interruptions or damage from circumstances beyond our control including computer viruses, security breaches, natural disasters, and errors from our employees. If we encounter damage to our systems, a security breach of our systems or difficulty maintaining or upgrading current systems, our business operations could be disrupted and it could have a material adverse effect on our business.

ITEM 2.	PROPERTIES

At December 31, 2011, our corporate headquarters and operations center occupied approximately 24,000 square feet of office space at New England Executive Park in Burlington, Massachusetts 01803. The lease for this space expires on July 31, 2017.

On March 25, 2011 we entered into an office lease agreement for approximately 2,300 square feet of office space located at 2801 Townsgate Road, Thousand Oaks, CA 91361. This lease expires in 2014.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.01 per share is currently listed on the Nasdaq Global Market under the symbol “MFI.” The following chart shows the high and low sales price of our common stock in each quarter over the past two fiscal years.

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock Price
High	$5.00	$5.98	$6.42	$6.23	$4.14	$4.20	$4.01	$4.74
Low	$3.87	$4.35	$5.00	$4.94	$2.95	$3.32	$3.31	$3.75

Holders

We believe there were approximately 800 stockholders of MicroFinancial, Inc. as of March 15, 2012, including beneficial owners who hold through a broker or other nominee.

Dividends

During 2009 we declared dividends of $0.05 per share payable to shareholders of record on each of April 30, 2009, July 30, 2009 and October 30, 2009.

During 2010 we declared dividends of $0.05 per share payable to shareholders of record on each of February 1, 2010, May 3, 2010, July 29, 2010 and November 1, 2010.

During 2011 we declared dividends of $0.05 per share payable to shareholders of record on each of February 1, 2011, May 2, 2011 and August 1, 2011 and of $0.06 per share payable to shareholders of record on November 4, 2011.

On January 31, 2012 we declared a dividend of $0.06 per share payable on February 15, 2012 to shareholders of record of our stock as of February 10, 2012.

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

We did not repurchase any shares of our common stock under our stock buyback program during the fourth quarter of our fiscal year ended December 31, 2011.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2006 with the S&P 400 Mid-Cap Financials Index, the S&P Small Cap 600 Financials Index and the NASDAQ Composite. Cumulative total stockholder return shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2006 and the reinvestment of dividends. The historic stock price performance information shown in this graph may not be indicative of current stock price levels or future stock price performance.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except share and per share data)
Income Statement Data:
Revenues:
Income on financing leases	$37,032	$34,398	$29,415	$23,095	$12,302
Rental income	8,574	7,773	8,584	9,829	13,612
Income on service contracts	398	512	676	925	1,271
Other income (1)	8,669	8,246	7,490	5,676	4,486

Total revenues	54,673	50,929	46,165	39,525	31,671

Expenses:
Selling, general and administrative	15,873	13,839	13,371	13,060	12,824
Provision for credit losses	18,250	23,148	22,039	15,313	7,855
Depreciation and amortization	3,270	2,212	1,628	976	1,344
Interest	2,661	3,150	2,769	1,020	143

Total expenses	40,054	42,349	39,807	30,369	22,166

Income (loss) before provision (benefit) for income taxes	14,619	8,580	6,358	9,156	9,505
Provision (benefit) for income taxes	5,628	3,284	2,231	3,206	3,303

Net income (loss)	$8,991	$5,296	$4,127	$5,950	$6,202

Net income (loss) per common share:
Basic	$0.63	$0.37	$0.29	$0.42	$0.45
Diluted	$0.62	0.37	0.29	0.42	0.44
Weighted-average shares:
Basic	14,247,413	14,240,308	14,147,436	14,002,045	13,922,974
Diluted	14,525,566	14,466,266	14,261,644	14,204,105	14,149,634
Dividends declared per common share	$0.21	$0.20	$0.15	$0.20	$0.20

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,452	$1,528	$391	$5,047	$7,080
Restricted cash	382	753	834	528	561
Gross investment in leases (2)	223,786	212,899	194,629	158,138	102,128
Unearned income	(59,946)	(59,245)	(55,821)	(49,384)	(35,369)
Allowance for credit losses	(13,180)	(13,132)	(13,856)	(11,722)	(5,722)
Investment in service contracts, net	—	—	—	32	203
Investment in rental contracts, net	898	461	379	240	106
Total assets	155,342	143,605	127,097	104,850	70,982
Revolving line of credit	62,740	62,650	51,906	33,325	6,531
Total liabilities	79,619	74,118	60,332	40,512	10,154
Total stockholders’ equity	75,723	69,487	66,765	64,338	60,828

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except statistical data)
Other Data:
Operating Data:
Value of leases originated (3)	$114,435	$116,052	$113,987	$104,698	$83,698
Dealer funding (4)	77,684	77,794	76,306	68,007	54,035
Average yield on leases (5)	27.4%	27.8%	27.7%	28.5%	29.0%
Cash Flows From (Used In):
Operating activities	$83,468	$73,714	$57,897	$43,310	$30,440
Investing activities	(79,635)	(79,635)	(77,969)	(69,523)	(55,203)
Financing activities	(2,909)	7,058	15,416	24,180	3,106

Net change in cash and cash equivalents	$924	$1,137	$(4,656)	$(2,033)	$(21,657)

Selected Ratios:
Return on average assets	6.02%	3.91%	3.56%	6.77%	9.49%
Return on average stockholders’ equity	12.38	7.77	6.30	9.51	10.60
Operating margin (6)	60.12	62.30	61.51	61.91	54.81
Credit Quality Statistics:
Net charge-offs	$18,202	$23,872	$19,906	$9,313	$7,356
Net charge-offs as a percentage of average gross investment (7)	8.34%	11.72%	11.28%	7.15%	9.99%
Provision for credit losses as a percentage of average gross investment (7)	8.36	11.36	12.49	11.76	10.67
Allowance for credit losses as a percentage of gross investment (8)	5.89	6.17	7.12	7.41	5.59

(1)	Includes loss and damage waiver fees, service fees, interest income, and miscellaneous revenue.

(2)	Consists of receivables due in installments and estimated residual value.

(3)	Represents the amount paid to dealers upon funding of leases plus the associated unearned income.

(4)	Represents the net amount paid to dealers upon funding of leases and contracts.

(5)	Represents the aggregate of the implied interest rate on each lease originated during the period weighted by the amount funded.

(6)	Represents income before provision (benefit) for income taxes and provision for credit losses as a percentage of total revenues.

(7)	Represents a percentage of average gross investment in leases and net investment in service contracts.

(8)	Represents allowance for credit losses as a percentage of gross investment in leases and net investment in service contracts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things, those associated with:

•	the demand for the equipment types we finance;

•	our significant capital requirements;

•	our ability or inability to obtain the financing we need, or to use internally generated funds, in order to continue originating contracts;

•	the risks of defaults on our leases;

•	our provision for credit losses;

•	our residual interests in underlying equipment;

•	possible adverse consequences associated with our collection policy;

•	the effect of higher interest rates on our portfolio;

•	increasing competition;

•	increased governmental regulation of the rates and methods we use in financing and collecting on our leases and contracts;

•	acquiring other portfolios or companies;

•	dependence on key personnel;

•	changes to accounting standards for equipment leases;

•	adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations;

•	general economic and business conditions; and

•	information technology systems disruptions.

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

Overview

We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. In June 2004 we established a new wholly-owned operating subsidiary, TimePayment Corp. The average amount financed by TimePayment during 2011 was approximately $5,900 while Leasecomm historically financed contracts averaging approximately $1,900. Our portfolio consists of water filtration systems, security equipment, automotive repair equipment, restaurant equipment and other business equipment leased to commercial enterprises.

We derive the majority of our revenues from leases originated and held by us, payments on service contracts, rental contracts and fee income. Historically, we have funded the majority of our leases and contracts through our revolving-credit loans, term loans, cash from operations and on-balance sheet securitizations, and to a lesser extent our subordinated debt programs.

On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in July 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. This rate was lowered to Prime plus 1.25% or LIBOR plus 3.25% in July 2010 and to Prime plus 0.75% or LIBOR plus 2.75% in October 2011, in each case without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. As a part of the October 2011 amendment, the maturity date of the facility was extended to August 2, 2014. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

In a typical lease transaction, we originate a lease through our nationwide network of equipment vendors, independent sales organizations and brokers. Upon our approval of a lease application and verification that the lessee has received the equipment and signed the lease, we pay the dealer for the cost of the equipment, plus the dealer’s profit margin.

Substantially all leases originated or acquired by us are non-cancelable. During the term of the lease, we are scheduled to receive payments sufficient to cover our borrowing costs and the cost of the underlying equipment and to provide us with an appropriate profit. We pass along some of the costs of our leases and contracts by charging collection fees, loss and damage waiver fees, late fees and other service fees, when applicable. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides us with additional revenues based on the residual value of the equipment at the end of the lease. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of 44 months as of December 31, 2011.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At December 31, 2011, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. We do not expect our unrecognized tax positions to change significantly over the next twelve months.

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

Results of Operations

Revenues

	2011	Change	2010	Change	2009
	(In thousands)
Income on financing leases	$37,032	7.7%	$34,398	16.9%	$29,415
Rental income	8,574	10.3	7,773	(9.4)	8,584
Income on service contracts	398	(22.3)	512	(24.3)	676
Loss and damage waiver fees	4,929	8.2	4,555	10.1	4,136
Service fees and other	3,740	1.3	3,691	10.0	3,354

Total revenues	$54,673	7.4%	$50,929	10.3%	$46,165

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

Total revenues for the year ended December 31, 2011 were $54.7 million, an increase of $3.7 million or 7.4% from the year ended December 31, 2010. Revenue from leases was $37.0 million, up $2.6 million from the previous year as a result of the increased originations. Rental income was $8.6 million, up $0.8 million from 2010. Other revenue components contributed $9.1 million, up $0.3 million from the previous year in connection with the increased size in our portfolio, despite a decline in service contract revenue of $114,000 during the year.

The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals partially offset by the attrition of Leasecomm rental contracts. We have not funded any new service contracts since 2004; therefore this segment of revenue continues to decline.

Total revenues for the year ended December 31, 2010 were $50.9 million, an increase of $4.8 million or 10.3% from the year ended December 31, 2009. Revenue from leases was $34.4 million, up $5.0 million from the previous year as a result of the increased originations. Rental income was $7.8 million, down $0.8 million from 2008. Other revenue components contributed $8.7 million, up $0.6 million from the previous year in connection with the increased size in our portfolio, despite a decline in service contracts of $164,000 during the year. The decline in income from service contracts is consistent with the lack of new service contract originations since we resumed funding in 2004.

Selling, General and Administrative

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Selling, general and administrative	$15,873	14.7%	$13,839	3.5%	$13,371
As a percent of revenue	29.0%		27.1%		29.0%

Our selling, general and administrative (“SG&A”) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $2.0 million or 14.7%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Significant factors in the increase of the SG&A expense include increases in payroll and employee benefits of $1.4 million due to the increase in headcount, an increase in rent of $292,000 due to our move to Burlington, MA and the opening of our California office, an increase in consulting and contract labor of $150,000 and an increase in bank service fees of $120,000. These increases were offset in part by decreases in collection expenses of $184,000 and office maintenance expenses of $117,000.which are now included as part of our monthly rent.

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

Provision for Credit Losses

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Provision for credit losses	$18,250	(21.1)%	$23,148	5.0%	$22,039
As a percent of revenue	33.3%		45.5%		47.7%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased $4.9 million or 21.1%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Net charge-offs decreased $5.7 million to $18.2 million, or 23.7%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The provision was based on providing a general allowance against leases funded during the year and our analysis of actual and expected losses in our portfolio as a whole.

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

Depreciation and Amortization

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Depreciation — fixed assets	$510	(17.1)%	$615	43.4%	$429
Depreciation — rental equipment	2,760	72.8	1,597	36.5	1,170
Amortization — service contracts	—	0.0	—	(100.0)	29

Total depreciation and amortization	$3,270	47.8%	$2,212	35.9%	$1,628

As a percent of revenue	6.0%		4.3%		3.5%

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

Depreciation expense on rentals increased by $1.2 million or 72.8% in 2011 in connection with the increase in the TimePayment rental portfolio. The carrying value of our rental equipment increased from $461,000 at December 31, 2010 to $898,000 at December 31, 2011. The carrying value of our service contracts was $0 at December 31, 2011 and December 31, 2010. Depreciation on property and equipment decreased by $105,000 or 17.1% for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Depreciation expense on rentals increased by $427,000 or 36.5% in 2010 in connection with the TimePayment rental portfolio, and amortization of service contracts decreased by $29,000 or 100.0%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The carrying value of our rental equipment increased from $379,000 at December 31, 2009 to $461,000 at December 31, 2010. The carrying value of our service contracts was $0 at December 31, 2010 and December 31, 2009. Depreciation on property and equipment increased by $186,000 or 43.4% for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increase in depreciation on property and equipment was primarily due to the abandonment of a proposed software platform and the related depreciation of costs capitalized in connection with that project.

Interest Expense

	2011	Change		2010	Change	2009
	(Dollars in thousands)
Interest	$2,661	(15.5	) %	$3,150	13.8%	$2,769
As a percent of revenue	4.9%			6.2%		6.0%

We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $489,000 or 15.5% for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Outstanding borrowings under our revolving line of credit remained relatively flat at $62.7 million at both December 31, 2011 and December 31, 2010. The reduction in interest expense was due to lower interest costs in connection with the October 2011 amendment on our revolving line of credit.

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

Provision for Income Taxes

	2011	Change	2010	Change	2009
	(In thousands)
Provision for income taxes	$5,628	71.4%	$3,284	47.2%	$2,231
As a percent of revenue	10.3%		6.4%		4.8%

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

The provision for income taxes increased by $2.3 million, or 71.4%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This increase resulted primarily from the $6.0 million increase in income before income taxes. The effective tax rate for the year ended December 31, 2011 was 38.5% compared to 38.3% for the year ended December 31, 2010

The provision for income taxes increased by $1.1 million, or 47.2%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. This increase resulted primarily from the $2.2 million increase in income before income taxes. The effective tax rate for the year ended December 31, 2010 was 38.3% compared to 35.1% for the year ended December 31, 2009

Other Operating Data

Dealer fundings were $78.2 million during the year ended December 31, 2011, which were flat when compared to the year ended December 31, 2010. We funded these contracts using cash provided by operating activities as well as net borrowings of $90,000 against our revolving line of credit. Receivables due in installments, estimated residual values, and investment in rental equipment increased from $215.7 million at December 31, 2010 to $226.8 million at December 31, 2011, an increase of $11.1 million, or 5.2%. Unearned income increased by $0.7 million, or 1.2%, from $59.2 million at December 31, 2010 to $59.9 million at December 31, 2011. This increase was due to the $78.2 million in originations in 2011. Net cash provided by operating activities increased by $9.8 million, or 13.2%, to $83.5 million during the year ended December 31, 2011, from the year ended December 31, 2010.

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

Selected Quarterly Data

The following is a summary of our unaudited quarterly results of operations for 2011 and 2010. This unaudited quarterly information was prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring items, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, and you should read them in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
Revenues:
Income on leases	$9,101	$9,136	$9,306	$9,489	$8,122	$8,509	$8,790	$8,977
Rental income	2,006	2,073	2,192	2,303	1,958	1,920	1,917	1,978
Income on service contracts	108	103	97	90	141	132	124	115
Loss and damage waiver fees	1,201	1,220	1,241	1,267	1,104	1,119	1,154	1,178
Service fees and other	932	931	935	942	993	941	912	845

Total revenues	13,348	13,463	13,771	14,091	12,318	12,621	12,897	13,093

Expenses:
Selling, general and administrative	3,953	4,037	3,900	3,983	3,230	3,581	3,356	3,672
Provision for credit losses	4,752	4,251	4,517	4,730	6,931	5,562	4,969	5,686
Depreciation and amortization	681	783	873	933	428	474	731	579
Interest	663	680	700	618	811	885	743	711

Total expenses	10,049	9,751	9,990	10,264	11,400	10,502	9,799	10,648

Income before provision for income taxes	3,299	3,712	3,781	3,827	918	2,119	3,098	2,445
Provision for income taxes	1,270	1,429	1,456	1,473	353	818	1,192	921

Net income	$2,029	$2,283	$2,325	$2,354	$565	$1,301	$1,906	$1,524

Net income per common share — basic	$0.14	$0.16	$0.16	$0.17	$0.04	$0.09	$0.13	$0.11
Net income per common share — diluted	0.14	0.16	0.16	0.16	0.04	0.09	0.13	0.11
Dividends declared per common share	0.05	0.05	0.05	0.06	0.05	0.05	0.05	0.05

Exposure to Credit Losses

The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts and service contracts in our portfolio as of December 31, 2011, 2010 and 2009. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	December 31, 2011		December 31, 2010		December 31, 2009
	(dollars in thousands)
Current	$170,038	84.8%	$160,674	84.1%	$140,000	79.7%
31-60 days past due	6,600	3.3	6,142	3.2	6,233	3.6
61-90 days past due	4,324	2.2	4,369	2.3	5,336	3.0
Over 90 days past due	19,537	9.7	19,882	10.4	24,046	13.7

Receivables due in installments	$200,499	100.0%	$191,067	100.0%	$175,615	100.0%

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

We generated cash flow from operations of $83.5 million for the year ended December 31, 2011, $73.7 million for the year ended December 31, 2010, and $57.9 million for the year ended December 31, 2009.

Net cash used in investing activities was $79.6 million for the year ended December 31, 2011, $79.6 million for the year ended December 31, 2010 and $77.9 million for the year ended December 31, 2009. Investing activities primarily relate to the origination of leases with investments in lease contracts, direct costs, property, and equipment.

Net cash used in financing activities was $2.9 million for the year ended December 31, 2011. Net cash provided by financing activities was $7.1 million for the year ended December 31, 2010 and, $15.4 million for the year ended December 31, 2009. Financing activities includes borrowings from and repayments on our various financing sources. During 2011, we borrowed $106.4 million and repaid $106.4 million. During 2010 we borrowed $103.3 million and repaid $92.5 million. During 2009 we borrowed $91.1 million and repaid $72.6 million.

We believe that cash flows from our existing portfolio, cash on hand, available borrowings on the existing credit facility which matures August 2014, and additional financing as required will be sufficient to support our operations and lease origination activity in the near term.

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases. Borrowings outstanding under our revolving line of credit consist of the following:

	December 31, 2011				December 31, 2010
	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount
	(dollars in 000)
Revolving credit facility (1)	$62,740	3.13%- 4.00%	$37,260	$100,000	$62,650	3.52%- 4.50%	$37,350	$100,000

(1)	The unused capacity is subject to limitations based on lease eligibility and the borrowing base formula.

On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in July 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. The rate was lowered to Prime plus 1.25% or LIBOR plus 3.25% in July 2010, and to Prime plus 0.75% or LIBOR plus 2.75% in October 2011, in each case without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. As a part of the October 2011 amendment, the maturity date of the facility was extended to August 2, 2014. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan. At December 31, 2011 $57.0 million of our loans were LIBOR Loans and $5.7 million of our loans were Prime Rate Loans. The interest rate on the revolving line of credit was between 3.13% and 4.0% at December 31, 2011. As of December 31, 2011 the qualified lease receivables eligible under the borrowing base exceeded the $100 million revolving line of credit.

Financial Covenants

Our Sovereign revolving line of credit, like our prior facilities, has financial covenants that we must comply with in order to obtain funding through the facility and to avoid an event of default. These include requirements that we (i) maintain a ratio of our consolidated net earnings before interest, taxes and non-recurring non-cash items, as calculated under the agreement, to our consolidated interest expense of not less than 1.4:1 as of the end of any fiscal quarter; (ii) maintain consolidated tangible capital base (defined to mean our consolidated tangible net worth, as calculated under the agreement, plus subordinated debt) at minimum levels, which are increased from quarter to quarter in relation to our net income and any equity capital we receive; (iii) maintain a leverage ratio (defined to mean the ratio of consolidated total liabilities, less subordinated debt, to consolidated tangible net worth, plus subordinated debt) at any time to not exceed 3.5 to1.0; and (iv) not permit the amount of receivables over 90 days past due to exceed 18.75% of gross lease installments. The revolving line of credit also contains other affirmative and negative covenants, including a restriction on our ability to incur or guaranty indebtedness, dispose of or acquire assets or engage in a merger transaction, or make certain restricted payments. As of December 31, 2011, we were in compliance with all covenants in our borrowing relationships.

Contractual Obligations and Lease Commitments

The following table summarizes our contractual cash obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1-3 Years	Payments Due 3-5 Years	Payments Due After 5 Years
Revolving line of credit	$62,740	$62,740	$—	$—	$—
Operating lease obligations	4,259	717	1,360	1,202	980
Capital lease obligations	1	1	—	—	—

Total	$67,000	$63,458	$1,360	$1,202	$980

Contractual Obligations

We have entered into various agreements, such as debt and operating lease agreements that require future payments. During the year ended December 31, 2011 we had net borrowings of $90,000 against our revolving line of credit. The $62.7 million of outstanding borrowings under our revolving line of credit as of December 31, 2011 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum lease payments under non-cancelable operating leases are $717,000, $722,000 and $638,000 for the years ended December 31, 2012, 2013 and 2014 respectively. Our future minimum lease payments under capital leases are $1,000 for the year ended December 31, 2012.

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

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of December 31, 2011, we have repaid all of our fixed-rate debt and have $62.7 million of outstanding variable interest rate obligations under our Sovereign revolving line of credit.

Our Sovereign line of credit bears interest at rates which fluctuate with changes in the Prime or the LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

We maintain an investment portfolio in accordance with our investment policy guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. We minimize investment risk by limiting the amount invested in any single security and by focusing on conservative investment choices with short terms and high credit quality standards. We do not use derivative financial instruments or invest for speculative trading purposes. Investment activity in 2011 and 2010 was very limited given the lack of cash on hand to invest and the relatively low investment rates being offered.

Recently Issued Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. We do not believe that the adoption of ASU 2011-04 in the first quarter of 2012 will have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, under the caption Market Risk and Financial Instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements, together with the related report of our Independent Registered Public Accounting Firm, appear on pages F-1 through F-30 of this Form 10-K.

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

Under the supervision and with the participation of our management, including our executive officers, we assessed as of December 31, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2011 was effective.

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

Change in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended December 31, 2011, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our proxy statement for the 2011 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed on or before April 30, 2012 (the “2012 Proxy Statement”) under the headings, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Corporation” and “Election of Directors,” included in our proxy statement for the 2012 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 2, 2012, is hereby incorporated by reference. The information under the heading “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this item.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing in our 2012 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Compensation of Directors” is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2012 Proxy Statement under the heading, “Security Ownership of Certain Beneficial Owners and Management”, is hereby incorporated by reference.

The following table summarizes information, as of December 31, 2011, relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights(2)	Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	884,590	$4.19	214,250
Equity compensation plans not approved by security holders	—	—	—
Total	884,590	$4.19	214,250

(1)	Includes our 1998 Equity Incentive Plan (which was approved by stockholders at the 2001 special meeting of stockholders in lieu of annual meeting) and our 2008 Equity Incentive Plan (which was approved by our stockholders at the 2008 special meeting of stockholders in lieu of annual meeting). The number of securities available for future issuance will be reduced by three for each share of restricted stock or other “full share” award made to an employee, and by one for any option granted to an employee or for any award made to non-employee directors, under the terms of our 2008 Equity Incentive Plan.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing in our 2012 Proxy Statement under the headings “Governance of the Corporation — Certain Relationships and Related Person Transactions” and “— Determination of Director Independence” is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2012 Proxy Statement under the heading “Ratification of the Selection of MicroFinancial’s Independent Registered Public Accounting Firm” is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

Our Financial Statements, together with the related report of the Independent Registered Public Accounting Firm, appear at pages F-1 through F-26 of this Form 10-K

(2)   None

(3)   Exhibits Index

Exhibit Number	Description

3.1	Restated Articles of Organization, as amended. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

3.2	Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

10.1	Warrant Purchase Agreement dated April 14, 2003 among the Registrant, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.2	Form of Warrants to purchase Common Stock of the Registrant issued April 14, 2003. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.3	Co-Sale Agreement dated April 14, 2003 among the Registrant, Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle, Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr., and the Lenders named therein. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.4	Registration Rights Agreement dated April 14, 2003 among the Registrant and the Lenders named therein. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.5	Office lease for the Burlington facility at 16 New England Executive Park, Suite 200, Burlington, MA dated September 20, 2101 among MicroFinancial Incorporated and MA-New England Executive Park, LLC. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010.

10.6.1*	1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.

10.6.2*	Form of incentive stock option agreement under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.3 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

10.6.3*	Form of non-qualified stock option agreement under 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.4 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

10.6.4*	MicroFinancial Incorporated 2008 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2008.

10.6.5*	Form of restricted stock unit (RSU) agreement under the MicroFinancial Incorporated 2008 Equity Incentive Plan. Incorporated by reference in Exhibit 10.6.6 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

10.7*†	Compensatory Arrangements for Non-Employee Directors.

10.8.1*	Amended and Restated Employment Agreement between the Registrant and Richard F. Latour dated March 15, 2004. Incorporated by reference to Exhibit 10.8 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

10.8.2*	Amendment to Employment Agreement between the Registrant and Richard F. Latour dated December 24, 2008. Incorporated by reference to Exhibit 10.8.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.9.1*	Employment Agreement between the Registrant and James R. Jackson, Jr. dated May 4, 2005. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

10.9.2*	Amendment to Employment Agreement between the Registrant and James R. Jackson dated December 24, 2008. Incorporated by reference to Exhibit 10.9.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.10.1*	Employment Agreement between the Registrant and Stephen Constantino dated May 4, 2005. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

10.10.2*	Amendment to Employment Agreement between the Registrant and Stephen Constantino dated December 24, 2008. Incorporated by reference to Exhibit 10.10.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.11.1*	Employment Agreement between the Registrant and Steven LaCreta dated May 4, 2005. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

10.11.2*	Amendment to Employment Agreement between the Registrant and Steven LaCreta dated December 24, 2008. Incorporated by reference to Exhibit 10.11.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.12*†	Offer Letter dated November 23, 2011 by and between TimePayment Corp. and Vartan Hagopian.

10.13.1	Credit Agreement dated August 2, 2007. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.2	Unlimited Guaranty of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.3	Unlimited Guaranty of Leasecomm dated August 2, 2007. Incorporated by reference to Exhibit 10.3 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.4	Security Agreement between TimePayment Corp. and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.4 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.5	Security Agreement between Registrant and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.5 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.6	Security Agreement between Leasecomm and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.6 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.7	Trademark Security Agreement and License dated August 2, 2007 by TimePayment Corp. Incorporated by reference to Exhibit 10.7 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.8	Trademark Security Agreement and License dated August 2, 2007 by Registrant. Incorporated by reference to Exhibit 10.8 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.9	Trademark Security Agreement and License dated August 2, 2007 by Leasecomm. Incorporated by reference to Exhibit 10.9 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.10	Pledge Agreement of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.10 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.11	Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.10 in the Registrant’s Form 8-K filed on July 15, 2008.

10.13.12	Agreement and Amendment No. 1 to Amended and Restated Credit Agreement dated February 10, 2009. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on February 17, 2009.

10.13.13	Additional Lender Supplement dated February 10, 2009. Incorporated by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed on February 17, 2009.

10.13.14	Commitment Increase Supplement dated February 10, 2009. Incorporated by reference to Exhibit 10.3 in the Registrant’s Form 8-K filed on February 17, 2009.

10.13.15	Sovereign Note dated July 9, 2008. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.13.16	TD Banknorth Note dated July 9, 2008. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.13.17	Commerce Bank & Trust Company Note dated February 10, 2009. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.13.18	Danversbank Note dated February 10, 2009. Incorporated by reference to Exhibit 10.14 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.13.19	Wells Fargo Bank Note dated February 10, 2009. Incorporated by reference to Exhibit 10.14.15 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.13.20	Agreement and Amendment No. 2, dated July 28, 2010 to Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on August 2, 2010.

10.13.21	Agreement and Amendment No. 3, executed October 12, 2011, to Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on October 18, 2011.

21.1†	Subsidiaries of Registrant

23.1†	Consent of McGladrey & Pullen, LLP

23.2†	Consent of Caturano and Company, Inc.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document**

101.SCH†	XBRL Taxonomy Extension Schema Document**

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PETER R. BLEYLEBEN Peter R. Bleyleben	Chairman of the Board of Directors	March 30, 2012

/s/ RICHARD F. LATOUR Richard F. Latour	President, Chief Executive Officer, Treasurer, Clerk, Secretary and Director	March 30, 2012

/s/ JAMES R. JACKSON JR. James R. Jackson Jr.	Vice President and Chief Financial Officer	March 30, 2012

/s/ BRIAN E. BOYLE Brian E. Boyle	Director	March 30, 2012

/s/ TORRENCE C. HARDER Torrence C. Harder	Director	March 30, 2012

/s/ FRITZ VON MERING Fritz Von Mering	Director	March 30, 2012

/s/ ALAN J. ZAKON Alan J. Zakon	Director	March 30, 2012

MICROFINANCIAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MicroFinancial Incorporated:

Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of MicroFinancial Incorporated and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroFinancial Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/    McGladrey & Pullen, LLP

Boston, Massachusetts

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MicroFinancial Incorporated:

Woburn, Massachusetts

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of MicroFinancial Incorporated and its subsidiaries (the “Company”) for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of MicroFinancial, Inc. and its subsidiaries, and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/    Caturano and Company, P.C.

Boston, Massachusetts

March 31, 2010

MICROFINANCIAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$2,452	$1,528
Restricted cash	382	753
Net investment in leases:
Receivables due in installments	200,499	191,067
Estimated residual value	23,287	21,832
Initial direct costs	1,476	1,490
Less:
Advance lease payments and deposits	(3,530)	(3,479)
Unearned income	(59,946)	(59,245)
Allowance for credit losses	(13,180)	(13,132)

Net investment in leases	148,606	138,533
Investment in rental contracts, net	898	461
Property and equipment, net	1,911	800
Other assets	1,093	1,530

Total assets	$155,342	$143,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2011	2010
Revolving line of credit	$62,740	$62,650
Accounts payable	2,546	2,435
Capital lease obligation	1	26
Dividends payable	19	5
Other liabilities	2,220	1,375
Income taxes payable	760	—
Deferred income taxes	11,333	7,627

Total liabilities	79,619	74,118

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2011 and 2010	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,257,324 and 14,231,933 shares issued and outstanding at December 31, 2011 and 2010, respectively	143	142
Additional paid-in capital	46,727	46,475
Retained earnings	28,853	22,870

Total stockholders’ equity	75,723	69,487

Total liabilities and stockholders’ equity	$155,342	$143,605

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Income on financing leases	$37,032	$34,398	$29,415
Rental income	8,574	7,773	8,584
Income on service contracts	398	512	676
Loss and damage waiver fees	4,929	4,555	4,136
Service fees and other	3,740	3,691	3,354

Total revenues	54,673	50,929	46,165

Expenses:
Selling, general and administrative	15,873	13,839	13,371
Provision for credit losses	18,250	23,148	22,039
Depreciation and amortization	3,270	2,212	1,628
Interest	2,661	3,150	2,769

Total expenses	40,054	42,349	39,807

Income before provision for income taxes	14,619	8,580	6,358
Provision for income taxes	5,628	3,284	2,231

Net income	$8,991	$5,296	$4,127

Net income per common share — basic	$0.63	$0.37	$0.29

Net income per common share — diluted	$0.62	$0.37	$0.29

Weighted average shares outstanding — basic	14,247,413	14,240,308	14,147,436

Weighted average shares outstanding — diluted	14,525,566	14,466,266	14,261,644

Dividends declared per common share	$0.21	$0.20	$0.15

The accompanying notes are an integral part of the consolidated financial statements

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2010 and 2011

(In thousands, except share and per share data)

			Additional Paid-in Capital		Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balance at December 31, 2008	14,038,257	$140	$45,774	$18,424	$64,338
Stock issued for deferred compensation	131,069	2	336	—	338
Stock-based compensation	—	—	73	—	73
Amortization of unearned compensation	5,000	—	14	—	14
Common stock dividends ($0.15 per share)	—	—	—	(2,125)	(2,125)
Net income	—	—	—	4,127	4,127

Balance at December 31, 2009	14,174,326	142	46,197	20,426	66,765
Stock issued for deferred compensation	88,269	—	295	—	295
Stock-based compensation	—	—	112	—	112
Amortization of unearned compensation	3,750	—	10	—	10
Stock purchase program	(34,412)	—	(139)	—	(139)
Common stock dividends ($0.20 per share)	—	—	—	(2,852)	(2,852)
Net income	—	—	—	5,296	5,296

Balance at December 31, 2010	14,231,933	142	46,475	22,870	69,487
Stock issued for deferred compensation	77,274	1	353	—	354
Stock-based compensation	—	—	138	—	138
Stock purchase program	(51,883)	—	(239)	—	(239)
Common stock dividends ($0.21 per share)	—	—	—	(3,008)	(3,008)
Net income	—	—	—	8,991	8,991

Balance at December 31, 2011	14,257,324	$143	$46,727	$28,853	$75,723

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Cash received from customers	$106,298	$93,874	$76,022
Cash paid to suppliers and employees	(19,594)	(16,595)	(15,290)
Cash paid for income taxes	(791)	(1,054)	(563)
Interest paid	(2,446)	(2,512)	(2,286)
Interest received	1	1	14

Net cash provided by operating activities	83,468	73,714	57,897

Cash flows from investing activities:
Investment in lease contracts	(77,684)	(77,794)	(76,306)
Investment in direct costs	(1,120)	(1,124)	(1,294)
Investment in property and equipment	(831)	(717)	(338)

Net cash used in investing activities	(79,635)	(79,635)	(77,938)

Cash flows from financing activities:
Proceeds from secured debt	106,446	103,270	91,146
Repayment of secured debt	(106,356)	(92,526)	(72,565)
Payments of debt closing costs	(112)	(714)	—
Decrease (increase) in restricted cash	371	81	(306)
Repayment of capital leases	(25)	(67)	(63)
Repurchase of common stock	(239)	(139)	—
Payment of dividends	(2,994)	(2,847)	(2,827)

Net cash (used) provided by financing activities	(2,909)	7,058	15,385

Net change in cash and cash equivalents	924	1,137	(4,656)
Cash and cash equivalents, beginning	1,528	391	5,047

Cash and cash equivalents, ending	$2,452	$1,528	$391

Reconciliation of net income to net cash provided by operating activities:
Net income	$8,991	$5,296	$4,127
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(37,032)	(34,398)	(29,415)
Depreciation and amortization	3,270	2,212	1,628
Provision for credit losses	18,250	23,148	22,039
Recovery of equipment cost and residual value	84,267	74,007	56,881
Stock-based compensation expense	138	122	425
Increase in deferred income taxes liability	3,706	2,764	1,467
Changes in assets and liabilities:
Increase (decrease) in income taxes payable	760	(209)	201
Decrease (increase) in other assets	599	(72)	239
Increase in accounts payable	465	719	363
Increase (decrease) in other liabilities	54	125	(58)

Net cash provided by operating activities	$83,468	$73,714	$57,897

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$354	$295	$338
Acquisition of property and equipment through lease incentives	$791	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

A.	Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. The average amount financed by TimePayment during 2011 was approximately $5,900 while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our line of credit.

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

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments, collateralized repurchase agreements, commercial paper, certificates of deposit and US government and agency securities. As of December 31, 2011 and 2010, our cash equivalents consisted of overnight investments.

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

At December 31, 2011 and 2010, our investment in service contracts was fully depreciated.

Amortization expense on service contracts totaled $0, $0 and $29,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Upon retirement or other disposition, the cost and related accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of our investment in service contracts.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

Investment in Rental Contracts

Our investment in rental contracts is either recorded at estimated residual value for converted leases and depreciated using the straight-line method over a period of twelve months or at the acquisition cost and depreciated using the straight line method over an estimated life of three years. Rental equipment consists of a wide variety of low-priced commercial equipment with similar characteristics.

At December 31, 2011 and 2010, our investment in rental contracts consisted of the following:

	December 31,
	2011	2010
Investment in rental contracts	$3,023	$2,808
Less accumulated depreciation	(2,125)	(2,347)

Investment in rental contracts, net	$898	$461

Depreciation expense on rental contracts totaled $2,760,000, $1,597,000 and $1,170,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts.

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

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. During the third quarter of 2011, we amended our revolving line of credit which reduced our interest rate to a more current rate. Due to this amendment, we have determined that the fair value of our revolving line of credit at December 31, 2011 approximates its carrying value.

Debt Issue Costs

Costs incurred in securing financing are capitalized in other assets and amortized over the term of the financing. We incurred amortization expense, of $282,000, $399,000, and $482,000 for the years ended December 31, 2011, 2010 and 2009, respectively which is included in interest expense.

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

Net Income Per Common Share

Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. At December 31, 2011, 2010 and 2009, 409,305 options, 499,305 options, and 849,305 options, respectively, were excluded from the computation of diluted net income per share because their effect was antidilutive.

	Year Ended December 31,
	2011	2010	2009
Net income	$8,991	$5,296	$4,127

Weighted-average shares outstanding used in computation of net income per share — basic	14,247,413	14,240,308	14,147,436
Dilutive effect of options, warrants and restricted stock	278,153	225,958	114,208

Shares used in computation of net income per common share — assuming dilution	14,525,566	14,466,266	14,261,644

Net income per common share — basic	$0.63	$0.37	$0.29

Net income per common share — diluted	$0.62	$0.37	$0.29

Stock-Based Employee Compensation

We have adopted the fair value recognition provisions of FASB, ASC Topic 718 Compensation – Stock Compensation. FASB, ASC Topic 718 requires us to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered by FASB ASC Topic 718 include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. We do not believe that the adoption of ASU 2011-04 will have a material impact on our financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

C.	Net Investment in Leases

At December 31, 2011, future minimum payments due on our lease receivables are as follows:

Year Ending December 31,
2012	$93,213
2013	58,066
2014	32,218
2015	13,563
2016	3,439

Total	$200,499

At December 31, 2010, the weighted-average remaining life of the leases in our portfolio is approximately 31 months and the weighted-average implicit rate of interest is approximately 26.9%.

Allowance for Loan Losses and Credit Quality of Loans

In 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requiring us to provide detailed disclosures about the nature of credit risk inherent in our financing receivables, how we analyze that risk in estimating its allowance for credit losses, and the changes in the allowance for credit losses.

We segregate our lease portfolio between TimePayment Corp. and Leasecomm Corp. to perform the calculation and analysis of the allowance for loan losses. Each company consists of a single portfolio segment — microticket equipment. Leases of microticket equipment are made to businesses and individuals and are generally secured by assets of the business or a personal guarantee. Repayment is expected from the cash flows of the business or individual. A weakened economy, and resultant decreased consumer spending, may have an effect on the credit quality in this segment.

Activity in the allowance for credit losses for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Allowance for Credit Losses:
Beginning Balance	$13,132	$13,856	$11,722
Charge-offs	(23,163)	(28,435)	(24,181)
Recoveries	4,961	4,563	4,276
Provision	18,250	23,148	22,039

Ending Balance	$13,180	$13,132	$13,856

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

The following table reconciles the activity in the allowance for credit losses by portfolio segment at December 31, 2011 and 2010:

	2011 Leasecomm	2011 TimePayment	2011 Total		2010 LeaseComm	2010 TimePayment	2010 Total
	Microticket equipment	Microticket equipment			Microticket equipment	Microticket equipment
Allowance for Credit Losses:
Beginning Balance	$231	$12,901	$13,132		$381	$13,475	$13,856
Charge-Offs	(726)	(22,437)	(23,163)		(1,123)	(27,312)	(28,435)
Recoveries	1,221	3,740	4,961		1,264	3,299	4,563
Provisions	(564)	18,814	18,250		(291)	23,439	23,148

Ending Balance	$162	$13,018	$13,180		$231	$12,901	$13,132

Ending Balance: Individually evaluated for impairment	—	—	—		—	—	—
Ending Balance: Collectively evaluated for impairment	162	13,018	13,180		231	12,901	13,132
Ending Balance: contracts acquired with deteriorated credit quality	—	—	—		—	—	—
Financing Receivables:
Ending Balance	376	161,410	161,786		531	151,134	151,665
Ending Balance: Individually evaluated for impairment	—	—	—		—	—	—
Ending Balance: Collectively evaluated for impairment	376	161,410	161,786	(1)	531	151,134	151,665	(1)
Ending Balance: contracts acquired with deteriorated credit quality	—	—	—		—	—	—

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

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

We assign internal risk ratings for all lessees and determine the credit worthiness of each lease based upon this internally developed proprietary scoring model. The Leasecomm portfolio is evaluated in total with a reserve of 50% of the outstanding amount greater than 90 days plus 25% of the amount outstanding from 1 to 89 days. The scoring model generates one of nine acceptable risk ratings based upon the credit worthiness of each lease or it rejects the lease application. The scores are assigned at lease inception and these scores are maintained over the lease term regardless of payment performance. To facilitate review and reporting, management aggregates these nine scores into one of three categories with similar risk profiles and delinquency characteristics identified as Gold, Silver or Bronze.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

•

Leases assigned a gold rating represent those transactions which exhibit the best risk rating based on our internal credit scores. They are considered of sufficient quality to preclude an otherwise adverse rating. Gold rated leases are typically represented by lessees with high bureau reported credit scores for personal guarantors at lease inception or are supported by established businesses for those transactions which are not personally guaranteed by the lessee.

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

The following table presents the aged analysis of past due financing receivables by our internally developed proprietary scoring model in leases as of December 31, 2011:

Age Analysis of Past Due Financing Receivables

As of December 31, 2011

	Current	31 to 60 days Past Due	61 to 90 days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
Leasecomm:	$172	$11	$8	$185	$376	$185
TimePayment Corp.
Gold	49,000	1,867	658	1,968	53,493	1,968
Silver	81,185	3,070	2,642	13,475	100,372	13,475
Bronze	5,190	320	228	1,807	7,545	1,807

TimePayment Corp. subtotal	135,375	5,257	3,528	17,250	161,410	17,250

Total	$135,547	$5,268	$3,536	$17,435	$161,786	$17,435

Percent of Total Financing Receivables	83.8%	3.3%	2.2%	10.8%	100.0%

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

Age Analysis of Past Due Financing Receivables

As of December 31, 2010

	Current	31 to 60 days Past Due	61 to 90 days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
LeaseComm:	$230	$13	$14	$274	$531	$274
TimePayment Corp.
Gold	42,786	1,401	418	1,714	46,319	1,714
Silver	77,758	3,171	2,849	13,668	97,446	13,668
Bronze	4,542	317	339	2,171	7,369	2,171

TimePayment Corp. subtotal	125,086	4,889	3,606	17,553	151,134	17,553

Total	$125,316	$4,902	$3,620	$17,827	$151,665	$17,827

Percent of Total Financing Receivables	82.6%	3.2%	2.4%	11.8%	100.0%

A summary of the changes in estimated residual value is as follows:

	Year Ended December 31,
	2011	2010	2009
Estimated residual value, beginning	$21,832	$19,014	$15,257
Lease originations	8,279	8,765	8,747
Terminations	(6,824)	(5,947)	(4,990)

Estimated residual value, ending	$23,287	$21,832	$19,014

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

D.	Property and Equipment

At December 31, 2011 and 2010, our property and equipment consisted of the following:

	December 31,
	2011	2010
Computer equipment	$3,254	$3,996
Office equipment	307	749
Leasehold improvements	1,161	592

Total	4,722	5,337
Less accumulated depreciation and amortization	(2,811)	(4,537)

Net	$1,911	$800

Depreciation and amortization expense on property and equipment totaled $510,000, $615,000 and $429,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Total depreciation and

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

amortization expense for property and equipment, service contracts and rental contracts was $3,270,000, $2,212,000 and $1,628,000 for the years ended December 31, 2011, 2010 and 2009, respectively. 2011 additions to Leasehold Improvements includes $790,000 landlord incentives relating to our new Massachusetts and California offices.

E.	Revolving Line of Credit

At December 31, 2011 and 2010, our revolving line of credit consisted of the following:

	December 31,
	2011	2010
Revolving line of credit-Sovereign	$62,740	$62,650

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

This rate was lowered to Prime plus 1.25% or LIBOR plus 3.25% in July 2010 and to Prime plus 0.75% or LIBOR plus 2.75% in October 2011, in each case, without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. As a part of the October 2011 amendment, the maturity date of the facility was extended to August 2, 2014. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

At December 31, 2011, $57.0 million of our loans were LIBOR loans and $5.7 million of our loans were Prime Rate Loans. The interest rate on our loans at December 31, 2011 was between 3.13% and 4.0%. The amount available on our revolving line of credit at December 31, 2011 was $37,260,000. The amount available is subject to limitations based on lease eligibility and a borrowing base formula. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of December 31, 2011, we were in compliance with all covenants under the revolving line of credit.

F.	Stockholders’ Equity

Warrants

In 2003 we issued warrants to purchase common stock to our lenders in connection with a waiver of certain covenant defaults and the extension of our loan. As of December 31, 2011 and 2010 there are 93,289 warrants outstanding with an exercise price of $0.825. All warrants expire on September 30, 2014. The warrant holders have certain rights and privileges that provide them with anti-dilution protection in the event that the Company issues stock at a price below the then current market price of the company’s common stock.

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

On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant, and vested 5% on the first day of each quarter after the grant date. As vesting occurred, compensation expense was recognized. The following table summarizes non-employee directors’ non-vested restricted stock activity:

	Number of Shares	Amortized Compensation Expense
Non-vested at December 31, 2008	8,750
Granted	—
Vested	(5,000)	$14

Non-vested at December 31, 2009	3,750
Granted	—
Vested	(3,750)	$10

Non-vested at December 31, 2010	—
Granted	—
Vested	—

Non-vested at December 31, 2011	—

The final unvested portion of these grants vested on the first day of our third fiscal quarter of 2010. As of December 31, 2011 and 2010, there are no unvested restricted shares under these grants.

In February 2011, we granted our non-employee directors a total of 51,642 shares of stock with a fair value of $4.11 per share in accordance with our directors’ compensation policy. The total 2011 expense related to the grant of these shares was $212,000. These shares were fully vested on the date of issuance.

In July 2011, we granted our non-employee directors a total of 25,632 shares of stock with a fair value of $5.54 per share in accordance with our directors’ compensation policy. The total 2011 expense related to the grant of these shares was $142,000. These shares were fully vested on the date of issuance.

During the year ended December 31, 2011, 33,044 shares of restricted stock units were granted. The restricted stock units were valued at the date of grant using a fair value of $4.11 per share. The restricted stock

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

units vest over five years beginning on the second anniversary of the grant date. As of December 31, 2011 we had approximately $111,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 4 years. The total 2011 expense related to these restricted stock units was $25,000.

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

During the year ended December 31, 2010, 33,518 shares of restricted stock units were granted. The restricted stock units were valued at the date of grant using a fair value of $3.15 per share. The restricted stock units vest over five years beginning on the second anniversary of the grant date. As of December 31, 2011 we had approximately $65,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 3 years. The total 2011 and 2010 expense related to these restricted stock units was $21,000 and $19,000 respectively.

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

During the year ended December 31, 2009, 321,058 options were granted with an exercise price of $2.30 per share. The fair value of these awards was $0.55 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.50, annualized volatility of 55.54%, expected dividend yield of 8.70%, and a risk–free interest rate of 2.28%. The options vest over five years beginning on the second anniversary of the grant date. As of December 31, 2011 we had approximately $60,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 2 years. The total 2011, 2010 and 2009 expense related to these options was $29,000, $29,000 and $27,000 respectively.

During the year ended December 31, 2008, 176,879 options were granted with an exercise price of $5.85 per share. The fair value of these awards was $1.78 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 6.25, annualized volatility of 41.30%, expected dividend yield of 3.70%, and a risk–free interest rate of 2.66%. The options vest over five years beginning on the second anniversary of the grant date. As of December 31, 2011 we had approximately $55,000 of total unrecognized costs related to these options. The remaining cost is expected to be recognized over a period of 1 year. The total 2011, 2010 and 2009 expense related to the grant was $51,000, $51,000 and $39,000 respectively.

In February 2007, we granted ten year options to our executive officers to purchase 40,188 shares of common stock at an exercise price of $5.77 per share. The options were valued at the date of grant using the following assumptions: expected life in years of 7.00, annualized volatility of 43.62%, expected dividend yield of 3.47%, and a risk–free interest rate of 4.62% The options vest on the fifth anniversary of their grant. The total 2011, 2010 and 2009 expense related to these options was $14,000, $13,000 and $7,000 respectively.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

The following table summarizes restricted stock activity for the years ended December 31, 2011, 2010 and 2009:

Restricted Stock Units Number of Shares
Non-vested at December 31, 2008	—
Granted	—
Vested	—

Non-vested at December 31, 2009	—
Granted	33,518
Vested	—

Non-vested at December 31, 2010	33,518
Granted	33,044
Vested	—

Non-vested at December 31, 2011	66,562

The following summarizes stock option activity for the years ended December 31, 2011, 2010 and 2009:

	Shares	Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,442,067	$1.585 to $13.544	$8.78
Granted	321,058	$2.30	$2.30
Expired	(400,000)	$12.31 to $13.544	$8.78
Forfeited	(105,097)	$2.30 to $5.85	$3.74

Outstanding at December 31, 2009	1,258,028	$1.585 to $13.10	$6.38
Granted	—	$—	$—
Expired	(350,000)	$9.78	$9.78

Outstanding at December 31, 2010	908,028	$1.585 to 13.10	$5.07
Granted	—	$—	$—
Expired	(90,000)	$13.10	$13.10

Outstanding at December 31, 2011	818,028	$1.585 to 6.70	$4.19

The options granted prior to and including 2007 vest over five years based solely on service and are exercisable only after they become vested. At December 31, 2011, 2010 and 2009, 520,872, 510,596 and 825,000, respectively, of the outstanding options were fully vested.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

Information relating to our outstanding stock options at December 31, 2011 is as follows:

	Outstanding			Exercisable
Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Shares	Intrinsic Value
$6.70	235,000	0.16	$—	$6.70	235,000	$—
1.59	150,000	0.91	635	1.59	150,000	635
5.77	31,923	5.17	2	5.77	—	—
5.85	142,382	6.08	—	5.85	71,191	—
2.30	258,723	7.17	911	2.30	64,681	228

	818,028	3.74	$1,548	4.56	520,872	$863

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

Common Stock Reserved

At December 31, 2011, 818,028 shares of common stock were reserved for common stock option exercises. At December 31, 2010, 908,028 shares of common stock were reserved for common stock option exercises. At December 31, 2009, 1,258,028 shares of common stock were reserved for common stock option exercises. At December 31, 2011, 2010, and 2009, 214,250, 390,656 and 579,479 shares of common stock, respectively, were available for future grants under our 2008 Equity Incentive Plan.

We reserved shares of common stock at December 31, 2011 as follows:

Warrants	93,289
Stock options	818,028
Restricted stock units	66,562
Reserved for future grants under 2008 Equity Incentive Plan	214,250

Total	1,192,129

Repurchases

During the year ended December 31, 2011 we repurchased and retired 51,883 shares of our common stock under our stock buyback program announced on August 10, 2010 at an average price paid per share of $4.61. The total cost of these shares purchased in 2011 $239,000. During the year ended December 31, 2010 we repurchased and retired 34,412 shares of our common stock under this stock buyback program at an average price paid per share of $4.06. The total cost of these shares purchased in 2010 was $139,000.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

G.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$789	$76	$—
State	1,133	444	764

	1,922	520	764

Deferred:
Federal	3,994	2,816	1,699
State	(288)	(52)	(232)

	3,706	2,764	1,467

Total	$5,628	$3,284	$2,231

At December 31, 2011 and 2010, the components of the net deferred tax liability were as follows:

	2011	2010
Deferred tax assets:
Allowance for credit losses	$5,272	$5,253
Depreciation and amortization	24,312	19,709
Federal alternative minimum tax credit	234	884
Federal NOL carryforward	—	4,580
State NOL and other state attributes	469	3,524
State valuation allowance	(369)	(384)

Total deferred tax assets	29,918	33,566

Deferred tax liabilities:
Lease receivable and unearned income	(31,686)	(32,206)
Residual value	(9,315)	(8,733)
Initial direct costs	(250)	(254)

Total deferred tax liabilities	(41,251)	(41,193)

Net deferred tax liability	$(11,333)	$(7,627)

At December 31, 2011, we had no federal net operating loss carry-forwards to be used to offset future income. At December 31, 2011, we had state net operating loss carry-forwards of $6.8 million which may be used to offset future income. The state NOL’s have restrictions and expire in approximately one to twenty years. We recorded a valuation allowance against some of our state net operating losses as it is unlikely that these deferred tax assets will be fully realized.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

The following is reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	3.03	7.10	7.43
State valuation allowance	(0.07)	(4.27)	(3.48)
Reversal of state income tax reserve	—	—	(4.33)
Nondeductible expenses and other	0.54	0.44	0.47

Effective income tax rate	38.50%	38.27%	35.09%

The calculation of our tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. We record liabilities for estimated tax obligations for federal and state purposes. For the years ended December 31, 2011, 2010 and 2009, the nondeductible expenses and other tax rate of 0.54%, 0.44% and 0.47% respectively, includes certain non-deductible stock-based compensation.

Uncertain Tax Positions

As of December 31, 2011, we had a liability of $17,000 and a liability of $4,000 for accrued interest and penalties, respectively, related to various state income tax matters. Of these amounts, approximately $10,000 would impact our effective tax rate after a $4,000 federal tax benefit for state income taxes. As of December 31, 2010, we had a liability of $15,000 and a liability of $6,000 for accrued interest and penalties, respectively, related to various state income tax matters. Of these amounts, approximately $14,000 would impact our effective tax rate after a $7,000 federal tax benefit for state income taxes. As of December 31, 2009 we had a liability of $32,000 and a liability of $8,000 for accrued interest and penalties, respectively, related to various state income tax matters. Of these amounts, approximately $26,000 would impact our effective tax rate after a $14,000 federal tax benefit for state income taxes. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$445
Additions for tax positions related to current year	40
Reductions for tax positions as a result of:	—
Lapse of statute of limitations	(445)

Balance at December 31, 2009	40
Additions for tax positions related to current year	—
Reductions for tax positions as a result of:	—
Lapse of statute of limitations	(19)

Balance at December 31, 2010	$21
Additions for tax positions related to current year	21
Reductions for tax positions as a result of:	—
Closed examinations	(21)

Balance at December 31, 2011	$21

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2008 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2007.

H.	Commitments and Contingencies

Operating Leases

On September 20, 2010 we entered into an office lease agreement for approximately 23,834 square feet of office space located at 16 New England Executive Park in Burlington, Massachusetts 01803. We moved our corporate headquarters to the premises in January 2011. The lease for our facility in Burlington, Massachusetts expires in 2017.

On March 25, 2011 we entered into an office lease agreement for approximately 2,267 square feet of office space located at 2801 Townsgate Road, Thousand Oaks, CA 91361. This lease expires in 2014.

In connection with these two lease agreements we received landlord incentives for build out expenses incurred. The incentive or allowance is recorded as deferred rent and amortized as a reduction to lease expense over the initial lease terms.

At December 31, 2011, future minimum lease payments under non-cancelable operating leases are:

For the years ended December 31,
2012	$717
2013	722
2014	638
2015	595
2016	607
Thereafter	980

Total	$4,259

Rental expense under operating leases totaled $610,000, $318,000 and $303,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Capital Leases

At December 31, 2011 future minimum lease payments under our capital leases are $1,000.

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

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are eligible to contribute up to 100% of their gross salary until they reach the maximum annual contribution amount allowed under the Internal Revenue Code. We match $0.50 for every $1.00 contributed by an employee up to 6% of the employee’s salary; the maximum match is 3%. Vesting of our contributions is over a five-year period at 20% per year. Our payments on behalf of the defined contribution plan were $96,000, $96,000 and $100,000 in the years ended December 31, 2011, 2010, and 2009 respectively.

J.	Concentration of Credit Risk

Our financial instruments that are exposed to concentration of credit risk consist primarily of lease and rental receivables and cash and cash equivalent balances. To reduce our risk, credit policies are in place for approving leases and the lease pools are monitored by us. In addition, cash and cash equivalents are maintained at high-quality financial institutions.

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

During the year ended December 31, 2011, 2010 and 2009 our top dealer accounted for 3.3%, 3.2% and 3.6% respectively of all leases originated.

We service leases and rental contracts in all 50 states of the United States and its territories. As of December 31, 2011, leases in California, Florida, Texas and New York accounted for approximately 11%, 13%, 8%, and 9%, respectively, of the total portfolio. As of December 31, 2010, leases in California, Florida, Texas and New York accounted for approximately 11%, 13%, 8%, and 8%, respectively, of the total portfolio. No other states accounted for more than 5% of the total portfolio as of the end of any of the years 2011 or 2010.

K.	Subsequent Events

On January 31, 2012, we declared a dividend of $0.06 per share payable on February 15, 2012 to shareholders of record of MicroFinancial Incorporated stock on February 10, 2012.

We have evaluated all events or transactions that occurred through the date on which we issued these financial statements. During this period, we did not have any material subsequent events that impacted our consolidated financial statements other than the declaration of dividends.