Form 10-Q
period 2012-03-31
MICROFINANCIAL INC
filed 2012-05-15
CIK 827230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 30, 2012, 14,297,524 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,487	$2,452
Restricted cash	369	382
Net investment in leases:
Receivables due in installments	202,640	200,499
Estimated residual value	23,528	23,287
Initial direct costs	1,519	1,476
Less:
Advance lease payments and deposits	(3,394)	(3,530)
Unearned income	(60,559)	(59,946)
Allowance for credit losses	(12,857)	(13,180)

Net investment in leases	150,877	148,606
Investment in rental contracts, net	943	898
Property and equipment, net	1,855	1,911
Other assets	943	1,093

Total assets	$157,474	$155,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$62,981	$62,740
Accounts payable	2,425	2,546
Capital lease obligation	—	1
Dividends payable	22	19
Other liabilities	2,648	2,220
Income taxes payable	672	760
Deferred income taxes	11,601	11,333

Total liabilities	80,349	79,619

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2012 and December 31, 2011	—	—
Common stock, $.01 par value; 25,000,000 shares authorized;
14,297,524 and 14,257,324 shares issued at March 31, 2012 and December 31, 2011, respectively	143	143
Additional paid-in capital	46,982	46,727
Retained earnings	30,000	28,853

Total stockholders’ equity	77,125	75,723

Total liabilities and stockholders’ equity	$157,474	$155,342

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Income on financing leases	$9,635	$9,101
Rental income	2,317	2,006
Income on service contracts	85	108
Loss and damage waiver fees	1,287	1,201
Service fees and other	920	932

Total revenues	14,244	13,348

Expenses:
Selling, general and administrative	4,356	3,953
Provision for credit losses	4,896	4,752
Depreciation and amortization	1,008	681
Interest	633	663

Total expenses	10,893	10,049

Income before provision for income taxes	3,351	3,299
Provision for income taxes	1,340	1,270

Net income	$2,011	$2,029

Net income per common share—basic	$0.14	$0.14

Net income per common share—diluted	$0.14	$0.14

Weighted-average shares:
Basic	14,284,087	14,246,750

Diluted	14,600,775	14,533,102

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Cash received from customers	$29,118	$25,789
Cash paid to suppliers and employees	(5,134)	(4,587)
Cash paid for income taxes	(1,161)	(22)
Interest paid	(556)	(616)

Net cash provided by operating activities	22,267	20,564

Cash flows from investing activities:
Investment in lease and rental contracts	(21,181)	(18,195)
Investment in direct costs	(348)	(240)
Investment in property and equipment	(95)	(490)

Net cash used in investing activities	(21,624)	(18,925)

Cash flows from financing activities:
Proceeds from secured debt	29,555	24,616
Repayment of secured debt	(29,314)	(25,382)
Payment of debt closing costs	—	(2)
(Increase) decrease in restricted cash	13	(199)
Repayment of capital lease obligation	(1)	(13)
Repurchase of common stock	—	(240)
Payment of dividends	(861)	(715)

Net cash used in financing activities	(608)	(1,935)

Net change in cash and cash equivalents	35	(296)
Cash and cash equivalents, beginning of period	2,452	1,528

Cash and cash equivalents, end of period	$2,487	$1,232

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,011	$2,029
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(9,635)	(9,101)
Depreciation and amortization	1,008	681
Provision for credit losses	4,896	4,752
Recovery of equipment cost and residual value	23,095	20,573
Stock-based compensation expense	45	33
Changes in assets and liabilities:
Income taxes payable	(88)	—
Deferred income taxes	268	1,016
Decrease in other assets	150	278
Increase (decrease) in accounts payable	89	(131)
Increase in other liabilities	428	434

Net cash provided by operating activities	$22,267	$20,564

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through lease incentives	$—	$700
Fair market value of stock issued for compensation	$210	$212

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

B. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We segregate our lease portfolio between TimePayment Corp. and Leasecomm Corp. to perform the calculation and analysis of the allowance for loan losses. Each company consists of a single portfolio segment – microticket equipment. Leases of microticket equipment are made to businesses and individuals and are generally secured by assets of the business or a personal guarantee. Repayment is expected from the cash flows of the business or individual. A weakened economy, and resultant decreased consumer spending, may have an effect on the credit quality in this segment.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

The following table reconciles the activity in the allowance for credit losses by portfolio segment at March 31, 2012 and 2011:

	Microticket equipment
	2012 Leasecomm	2012 TimePayment	2012 Total		2011 LeaseComm	2011 TimePayment	2011 Total
Allowance for Credit Losses:
Beginning Balance	$162	$13,018	$13,180		$231	$12,901	$13,132
Charge-Offs	(163)	(6,376)	(6,539)		(218)	(6,114)	(6,332)
Recoveries	112	1,208	1,320		311	1,032	1,343
Provisions	32	4,864	4,896		(126)	4,878	4,752

Ending Balance	$143	$12,714	$12,857		$198	$12,697	$12,895

Ending Balance:
Individually evaluated for impairment	—	—	—		—	—	—

Ending Balance:
Collectively evaluated for impairment	$143	12,714	12,857		198	12,697	12,895

Ending Balance:
Contracts acquired with deteriorated credit quality	—	—	—		—	—	—

Financing Receivables:
Ending Balance	349	163,385	163,734		427	152,570	152,997

Ending Balance:
Individually evaluated for impairment	—	—	—		—	—	—

Ending Balance:	349	163,385	163,734	(1)	427	152,570	152,997	(1)
Collectively evaluated for impairment

Ending Balance:
contracts acquired with deteriorated credit quality	—	—	—		—	—	—

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

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

We assign internal risk ratings for all lessees and determine the credit worthiness of each lease based upon this internally developed proprietary scoring model. The Leasecomm portfolio is evaluated in total with a reserve of 50% of the outstanding amount greater than 90 days plus 25% of the amount outstanding from 1 to 89 days. The TimePayment scoring model generates one of nine acceptable risk ratings based upon the credit worthiness of each lease or it rejects the lease application. The scores are assigned at lease inception and these scores are maintained over the lease term regardless of payment performance. To facilitate review and reporting, management aggregates these nine scores into one of three categories with similar risk profiles and delinquency characteristics identified as Gold, Silver or Bronze.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

The following tables present the aging of the recorded investment in leases as of March 31, 2012 and 2011 by our internally developed proprietary scoring model:

Age Analysis of Past Due Financing Receivables

As of March 31, 2012

	Current	31 to 60 days Past Due	61 to 90 days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
Leasecomm:	$164	$8	$8	$169	$349	$169

TimePayment Corp.
Gold	50,057	1,535	721	1,789	54,102	1,789
Silver	82,989	2,714	2,852	12,862	101,417	12,862
Bronze	5,640	279	291	1,656	7,866	1,656

TimePayment Corp. subtotal	138,686	4,528	3,864	16,307	163,385	16,307

Total	$138,850	$4,536	$3,872	$16,476	$163,734	$16,476

Percent of Total Financing Receivables	84.8%	2.8%	2.4%	10.1%	100.0%

Age Analysis of Past Due Financing Receivables

As of March 31, 2011

	Current	31 to 60 days Past Due	61 to 90 days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
LeaseComm:	$190	$11	$10	$216	$427	$216
TimePayment Corp.
Gold	44,121	1,495	912	1,698	48,226	1,698
Silver	78,469	2,589	2,853	13,343	97,254	13,343
Bronze	4,422	298	293	2,077	7,090	2,077

TimePayment Corp. subtotal	127,012	4,382	4,058	17,118	152,570	17,118

Total	$127,202	$4,393	$4,068	$17,334	$152,997	$17,334

Percent of Total Financing Receivables	83.1%	2.9%	2.7%	11.3%	100.0%

Fair Value of Financial Instruments

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

The fair value of our financial assets and liabilities are measured and categorized using inputs from the three levels of fair value hierarchy which are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We do not have any assets or liabilities that are recorded at fair value at March 31, 2012. For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature.

The fair value of the revolving line of credit is not measured at fair value in our accompanying condensed consolidated balance sheets. We determine the fair value of the amount outstanding under our revolving line of credit using Level 2 inputs. The fair value of our 2012 Credit Agreement at March 31, 2012 approximates carrying value.

Net Income Per Share

Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per common share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net income per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. At March 31, 2012 and 2011, 0 and 409,305 options, respectively, were excluded from the computation of diluted net income per share because their effect would have been antidilutive.

Net income per share for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Net income	$2,011	$2,029

Weighted average common shares outstanding	14,284,087	14,246,750
Dilutive effect of common stock options, warrants and restricted stock	316,688	286,352

Shares used in computation of net income per common share—diluted	14,600,775	14,533,102

Net income per common share—basic	$0.14	$0.14

Net income per common share—diluted	$0.14	$0.14

Stock-Based Employee Compensation

Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance. In February 2012, the Compensation and Benefits Committee of our Board of Directors granted 40,393 restricted stock

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

units to our executive officers under our 2008 Equity Incentive Plan. The restricted stock units were valued on the date of grant and the fair value of these awards was $6.60 per share. The issuance consists of two separate tranches where 25,165 shares of the restricted stock units vest over five years at 25% annually beginning on the second anniversary of the grant date and 15,228 shares of the restricted stock cliff vest after three years only if management achieves specific performance measures.

In February 2012, we granted our non-employee directors a total of 31,820 shares of common stock with immediate vesting and a fair value of $6.60 per share, for a total grant date fair value of $210,000 in accordance with our director’s compensation policy.

The following table summarizes stock and restricted stock unit grant and vesting activity:

	Stock Awards	Restricted Stock Units
	Number of Shares
Non-vested at December 31, 2011	—	66,562
Granted	31,820	40,393
Vested	(31,820)	(8,380)

Non-vested at March 31, 2012	—	98,575

During the three months ended March 31, 2012 and 2011, amortized compensation expense related to the restricted stock units was $23,000 and $10,000, respectively.

The following summarizes stock option activity for the three months ended March 31, 2012:

	Shares	Price Per Share	Weighted- Average Exercise Price
Outstanding at December 31, 2011	818,028	$1.585 to $6.70	$4.19
Granted	—
Expired	(235,000)	$6.70	$6.70
Forfeited	—

Outstanding at March 31, 2012	583,028	$1.585 to $5.85	$3.17

Information relating to our outstanding stock options at March 31, 2012 is as follows:

Outstanding				Exercisable
Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Shares	Intrinsic Value
$1.59	150,000	0.66	$789	1.59	150,000	$789
5.77	31,923	4.92	34	5.77	31,923	34
5.85	142,382	5.83	142	5.85	106,787	107
2.30	258,723	6.92	1,177	2.30	129,362	589

	583,028	4.93	$2,142	3.22	418,072	$1,519

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

During the three months ended March 31, 2012 and 2011 the total share based employee compensation cost recognized was $45,000 and $33,000, respectively.

Dividends

On January 31, 2012 we declared a dividend of $0.06 per share payable on February 15, 2012 to stockholders of record on February 10, 2012.

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

At March 31, 2012, $57.0 million of our loans were LIBOR loans and $6.0 million of our loans were Prime Rate Loans. The interest rate on our loans at March 31, 2012 was between 3.26% and 4.0%. The amount available on our revolving line of credit at March 31, 2012 was $37.0 million. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of March 31, 2012, we were in compliance with all covenants under the revolving line of credit.

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

During the first quarter of fiscal year 2012 we did not repurchase any shares of our common stock under our stock buyback program. Since the program’s inception, we have repurchased a total of 86,295 shares of our common stock at a total cost of approximately $378,000.

E. Subsequent Events

We have evaluated all events or transactions that occurred through the date on which we issued these financial statements.

On April 19, 2012, we declared a dividend of $0.06 per share payable on May 15, 2012 to stockholders of record on April 30, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with our condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Information

Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes” “anticipates” “expects,” intends and similar expressions are intended to identify forward-looking statements. We caution that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such statements contain a number of risks and uncertainties, including but not limited to those associated with: the demand for the equipment types we finance; our significant capital requirements; our ability or inability to obtain the financing we need, or to use internally generated funds, in order to continue originating contracts; the risks of defaults on our leases; our provision for credit losses; our residual interests in underlying equipment; possible adverse consequences associated with our collection policy; the effect of higher interest rates on our portfolio; increasing competition; increased governmental regulation of the rates and methods we use in financing and collecting on our leases and contracts; acquiring other portfolios or companies; dependence on key personnel; changes to accounting standards for equipment leases; adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations; information technology systems disruptions; and general economic and business conditions. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. We cannot assure that we will be able to anticipate or respond timely to changes which could adversely affect our operating results. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock. Statements relating to past dividend payments or our current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in our business, see the risk factors included in our most recent Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission.

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

We finance the origination of our leases and contracts primarily through cash provided by operating activities and borrowings under our revolving line of credit. On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in July 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. Prior to the July 2010 amendment, outstanding borrowings bore interest at Prime plus 1.75% or at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, in each case subject to a minimum rate of 5.00%. The rate was lowered to Prime plus 1.25% or LIBOR plus 3.25% in July 2010, and to Prime plus 0.75% or LIBOR plus 2.75% in October 2011, in each case without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. As a part of the October 2011 amendment, the maturity date of the facility was extended to August 2, 2014. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note B to the condensed consolidated financial statements included in this Quarterly Report and in Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of our consolidated financial position and results of operations. These policies require the application of significant judgment by us and as a result, are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information obtained from dealers and other sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the three months ended March 31, 2012.

Results of Operations—Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenue

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
Income on financing leases	$9,635	5.9%	$9,101
Rental income	2,317	15.5	2,006
Income on service contracts	85	(21.3)	108
Loss and damage waiver fees	1,287	7.2	1,201
Service fees and other income	920	(1.3)	932

Total revenues	$14,244	6.7%	$13,348

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

Total revenues for the three months ended March 31, 2012 were $14.2 million, an increase of $0.9 million, or 6.7%, from the three months ended March 31, 2011. The overall increase was due to an increase of $0.5 million in income on financing leases, a $0.3 million increase in rental income, a $0.1 million increase in fees and other income partially offset by a decrease of $23,000 in income on service contacts. Service contract revenue continues to decline as we have not funded any new service contracts since 2004.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
Selling, general and administrative	$4,356	10.2%	$3,953
As a percent of revenue	30.6%		29.6%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $0.4 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase was primarily driven by increases in personnel related expenses and legal fees. The number of employees as of March 31, 2012 was 141 compared to 119 as of March 31, 2011.

Provision for Credit Losses

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
Provision for credit losses	$4,896	3.0%	$4,752
As a percent of revenue	34.4%		35.6%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $0.1 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, while net charge-offs increased by 4.6% to $5.2 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The decrease in the allowance reflects improvements in delinquency levels of the lease portfolio.

Depreciation and Amortization

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
Depreciation – fixed assets	$151	24.8%	$121
Depreciation – rental equipment	857	53.0	560

Total depreciation and amortization	$1,008	48.0%	$681

As a percent of revenue	7.1%		5.1%

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

Depreciation expense on rental contracts increased by $0.3 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase in depreciation is due to the increase in the number of TimePayment lease contracts reaching maturity and converting to rentals. Depreciation and amortization of property and equipment increased by $30,000 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Interest Expense

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
Interest	$633	(4.5)%	$663
As a percent of revenue	4.4%		5.0%

We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $30,000 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. This decrease resulted primarily from decreased interest costs being partially offset by our increased level of borrowing on our revolving line of credit. At March 31, 2012, the balance on our revolving line of credit was $63.0 million compared to $61.9 million at March 31, 2011.

Provision for Income Taxes

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
Provision for income taxes	$1,340	5.5%	$1,270
As a percent of revenue	9.4%		9.5%
As a percent of income before taxes	40.0%		38.5%

The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $70,000 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. This increase is primarily from the tax accrual rate increasing to 40% for the three months ended March 31, 2012 due to the utilization of federal and certain state net operating loss carry forwards.

As of March 31, 2012 and December 31, 2011, we had a liability of $17,000 for unrecognized tax benefits and a liability of $4,000 for accrued interest and penalties related to various state income tax matters. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2008 and our state income tax returns are subject to examination for tax years ended on or after December 31, 2007.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. During the third quarter of 2011, we amended our revolving line of credit which reduced our interest rate to a more current rate. We have determined that the fair value of our revolving line of credit at March 31, 2012 approximates its carrying value.

Other Operating Data

Dealer funding was $21.6 million for the three months ended March 31, 2012, an increase of $3.3 million or 17.8%, compared to the three months ended March 31, 2011. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, and net investment in service contracts increased from $226.8 million at December 31, 2011 to $229.2 million at March 31, 2012. Net cash provided by operating activities increased by $1.7 million, or 8.3%, to $22.3 million during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

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

(dollars in thousands)	March 31, 2012		December 31, 2011
Current	$173,880	85.8%	$170,038	84.8%
31-60 days past due	5,615	2.8	6,600	3.3
61-90 days past due	4,685	2.3	4,324	2.2
Over 90 days past due	18,460	9.1	19,537	9.7

Gross receivables due in installments	$202,640	100.0%	$200,499	100.0%

Liquidity and Capital Resources

General

Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand and borrowings on our revolving line of credit which matures in August 2014. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes, payment of dividends and capital expenditures.

For the three months ended March 31, 2012 and 2011, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $22.3 million for the three months ended March 31, 2012 compared to $20.6 million for the three months ended March 31, 2011. At March 31, 2012, we had approximately $63.0 million outstanding under our revolving credit facility and had available borrowing capacity of approximately $37.0 million as described below.

We used net cash in investing activities of $21.6 million during the three months ended March 31, 2012 and $18.9 million for the three months ended March 31, 2011. Investing activities primarily relate to the origination of leases and the increase in cash used is consistent with our focused and targeted sales and marketing effort.

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2012 and $1.9 million for the three months ended March 31, 2011. Financing activities primarily consist of the borrowings and repayments on our revolving line of credit and dividend payments.

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

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	March 31, 2012				December 31, 2011
(dollars in 000)	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount
Revolving credit facility (1)	$62,981	3.26-4.00%	$37,019	$100,000	$62,740	3.13-4.00%	$37,260	$100,000

(1)	The unused capacity is subject to the borrowing base formula.

On August 2, 2007, we entered into a three-year revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in July 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. The rate was lowered to Prime plus 0.75% or LIBOR plus 2.75% in October 2011, in each case without being subject to any minimum rate. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. As a part of the October 2011 amendment, the maturity date of the facility was extended to August 2, 2014. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan. At March 31, 2012, $57.0 million of our loans were LIBOR Loans and $6.0 million of our loans were Prime Rate Loans. The interest rate on the revolving line of credit was between 3.26% and 4.0% at March 31, 2012. As of March 31, 2012, the qualified lease receivables eligible under the borrowing base exceeded the $100 million revolving line of credit.

Dividends

During the three months ended March 31, 2012, we declared a dividend of $0.06 per share payable on February 15, 2012 to shareholders of record on February 10, 2012. During the three months ended March 31, 2011, we declared a dividend of $0.05 per share payable on February 15, 2011 to shareholders of record on February 1, 2011.

On April 19, 2012, we declared a dividend of $0.06 per share payable on May 15, 2012 to stockholders of record on April 30, 2012.

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

Share repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime. During the quarter ended March 31, 2012 we did not repurchase any shares of our common stock under our stock buyback program. Since the program’s inception, we have repurchased a total of 86,295 shares of our common stock at a total cost of approximately $378,000.

Contractual Obligations and Lease Commitments

Contractual Obligations

We have entered into various agreements, such as debt and operating lease agreements, that require future payments. For the three months ended March 31, 2012 we had borrowed $29.6 million against our line of credit and had repaid $29.3 million. The $63.0 million of outstanding borrowings as of March 31, 2012 will be repaid by the daily application of TimePayment receipts to our outstanding balance. Our future minimum cash lease payments under non-cancelable operating leases are as follows for the years ended December 31, (dollars in thousands):

	2012	2013	2014	2015	2016	thereafter
Operating lease obligations	$544	$738	$638	$595	$607	$980

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

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of March 31, 2012, we have repaid all of our fixed-rate debt and have $63.0 million of outstanding variable interest rate obligations under our revolving line of credit.

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

Internal controls over financial reporting: During the first quarter of our fiscal year ending December 31, 2012, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

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

For a discussion of the material risks that we face relating to our business, financial performance and industry, as well as other risks that an investor in our common stock may face, see the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

ITEM 6.	Exhibits

(a)	Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

10.6.5*	Form of performance-based restricted stock unit (RSU) agreement under the MicroFinancial Incorporated 2008 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By:	/s/ Richard F. Latour
President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.
Vice President and Chief Financial Officer

Date: May 15, 2012