Form 10-Q
period 2012-06-30
MICROFINANCIAL INC
filed 2012-08-14
CIK 827230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, 14,313,852 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,235	$2,452
Restricted cash	296	382
Net investment in leases:
Receivables due in installments	208,057	200,499
Estimated residual value	23,844	23,287
Initial direct costs	1,682	1,476
Less:
Advance lease payments and deposits	(3,388)	(3,530)
Unearned income	(61,838)	(59,946)
Allowance for credit losses	(13,030)	(13,180)

Net investment in leases	155,327	148,606

Investment in service contracts, net	120	—
Investment in rental contracts, net	1,046	898
Property and equipment, net	1,730	1,911
Other assets	2,373	1,093

Total assets	$163,127	$155,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$68,538	$62,740
Accounts payable	2,984	2,546
Capital lease obligation	—	1
Dividends payable	28	19
Other liabilities	2,757	2,220
Income taxes payable	—	760
Deferred income taxes	9,869	11,333

Total liabilities	84,176	79,619

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2012 and December 31, 2011	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,297,524 and 14,257,324 shares issued at June 30, 2012 and December 31, 2011, respectively	143	143
Additional paid-in capital	47,031	46,727
Retained earnings	31,777	28,853

Total stockholders’ equity	78,951	75,723

Total liabilities and stockholders’ equity	$163,127	$155,342

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Income on financing leases	$9,920	$9,136	$19,555	$18,237
Rental income	2,402	2,073	4,719	4,079
Income on service contracts	85	103	170	211
Loss and damage waiver fees	1,321	1,220	2,608	2,421
Service fees and other	967	931	1,887	1,863

Total revenues	14,695	13,463	28,939	26,811

Expenses:
Selling, general and administrative	4,025	4,037	8,381	7,990
Provision for credit losses	4,548	4,251	9,444	9,003
Depreciation and amortization	1,065	783	2,073	1,464
Interest	655	680	1,288	1,343

Total expenses	10,293	9,751	21,186	19,800

Income before provision for income taxes	4,402	3,712	7,753	7,011
Provision for income taxes	1,761	1,429	3,101	2,699

Net income	$2,641	$2,283	$4,652	$4,312

Net income per common share – basic	$0.18	$0.16	$0.33	$0.30

Net income per common share – diluted	$0.18	$0.16	$0.32	$0.30

Weighted-average shares:
Basic	14,297,524	14,231,692	14,290,806	14,239,180

Diluted	14,658,235	14,503,702	14,635,068	14,495,745

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	14,231,933	$142	$46,475	$22,870	$69,487

Stock issued for deferred compensation	77,274	1	353	—	354
Stock-based compensation	—	—	138	—	138
Stock repurchase program	(51,883)	—	(239)	—	(239)
Common stock dividends ($0.21 per share)	—	—	—	(3,008)	(3,008)
Net income	—	—	—	8,991	8,991

Balance at December 31, 2011	14,257,324	143	46,727	28,853	75,723
Stock issued for deferred compensation	31,820	—	210	—	210
Stock-based compensation	—	—	94	—	94
Shares issued upon vesting of restricted stock units	8,380	—	—	—	—
Common stock dividends ($0.12 per share)	—	—	—	(1,728)	(1,728)
Net income	—	—	—	4,652	4,652

Balance at June 30, 2012	14,297,524	$143	$47,031	$31,777	$78,951

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Cash received from customers	$59,232	$52,469
Cash paid to suppliers and employees	(10,118)	(9,240)
Cash paid for income taxes	(6,647)	(238)
Interest paid	(1,133)	(1,229)
Interest received	—	1

Net cash provided by operating activities	41,334	41,763

Cash flows from investing activities:
Investment in lease, service and rental contracts	(44,761)	(36,635)
Investment in direct costs	(831)	(498)
Investment in property and equipment	(123)	(734)

Net cash used in investing activities	(45,715)	(37,867)

Cash flows from financing activities:
Proceeds from secured debt	65,633	48,729
Repayment of secured debt	(59,835)	(51,805)
Payment of debt closing costs	—	(2)
Decrease (increase) in restricted cash	86	(226)
Repayment of capital lease obligation	(1)	(20)
Repurchase of common stock	—	(240)
Payment of dividends	(1,719)	(1,426)

Net cash provided by (used in) financing activities	4,164	(4,990)

Net change in cash and cash equivalents	(217)	(1,094)
Cash and cash equivalents, beginning of period	2,452	1,528

Cash and cash equivalents, end of period	$2,235	$434

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,652	$4,312
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(19,555)	(18,237)
Depreciation and amortization	2,073	1,464
Provision for credit losses	9,444	9,003
Recovery of equipment cost and residual value	46,945	40,715
Stock-based compensation expense	94	68
Changes in assets and liabilities:
Increase (decrease) in income taxes payable	(760)	137
Increase (decrease) in deferred income taxes	(1,464)	1,991
Decrease (increase) in other assets	(1,280)	311
Increase in accounts payable	648	289
Increase in other liabilities	537	1,710

Net cash provided by operating activities	$41,334	$41,763

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through lease incentives	$—	$791
Fair market value of stock issued for compensation	$210	$212

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

A. Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and LeaseComm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. LeaseComm started originating leases in January 1986 and in October 2002 suspended virtually all originations due to an interruption in financing. TimePayment commenced originating leases in July 2004. The average amount financed by TimePayment during 2011 was approximately $5,900 compared to the 2012 year to date average of $5,500. LeaseComm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.

B. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

The balance sheet at December 31, 2011, has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Segment Reporting

We operate in one industry segment that leases and rents “microticket” equipment and provides other financing services. All of our operations are located in the United States. Accordingly, we believe we have a single reportable segment for disclosure purposes.

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

We have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

portfolio at each reporting period based upon a combination of the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. In general a receivable is uncollectable when it is 360 days past due or earlier, if other adverse events occur with respect to an account. None of our receivables are placed on non-accrual status as accounts are charged off when deemed uncollectible. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the relatively small amount necessary to bring an account current.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

See Note C for details of our allowance for credit losses and the aged analysis of past due financing receivables based upon our internally-developed proprietary lease scoring model.

Fair Value of Financial Instruments

Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with fair value defined as “the price that would be received to sell an asset or paid to transfer a liability in an order transaction between market participants at the measurement date.” The fair value measurement hierarchy consists of three levels:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs developed using estimates and assumption which are developed by the reporting entity and reflect those assumptions that a market participant would use.

We apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach.

The carrying values of cash and cash equivalents, restricted cash, other assets, accounts payable and other liabilities approximate their fair values due to the short maturity of these instruments, valued using Level 3 inputs, as described above. The fair value of the amounts outstanding under our revolving line of credit, evaluated using Level 2 inputs as of June 30, 2012 and 2011, approximate the carrying value. We have elected not to mark the amount outstanding under this facility to market.

Stock-based Employee Compensation

We have adopted the fair value recognition provisions of FASB ASC Topic 718 Compensation—Stock Compensation. FASB ASC Topic 718 requires us to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered by FASB ASC Topic 718 include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

C. Allowance for Loan Losses and Credit Quality

The following table reconciles the activity in the allowance for credit losses by portfolio segment as of and for the six months ended June 30, 2012 and 2011:

	Microticket equipment
	2012			2011
	LeaseComm	TimePayment	Total	LeaseComm	TimePayment	Total
Allowance for credit losses:
Beginning Balance	$162	$13,018	$13,180	$231	$12,901	$13,132
Charge-Offs	(332)	(11,888)	(12,220)	(394)	(11,339)	(11,733)
Recoveries	136	2,490	2,626	641	1,852	2,493
Provisions	160	9,284	9,444	(290)	9,293	9,003

Ending balance, allowance for credit losses	$126	$12,904	$13,030	$188	$12,707	$12,895

Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	126	12,904	13,030	188	12,707	12,895
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, allowance for credit losses:	$126	$12,904	$13,030	$188	$12,707	$12,895

Financing Receivables (1):
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	288	168,069	168,357	415	154,383	154,798
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, financing receivables	$288	$168,069	$168,357	$415	$154,383	$154,798

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

The following table presents the aging status of the recorded investment in leases by our internally-developed proprietary scoring model as of June 30, 2012:

	Current	31 to 60 days Past Due	61 to 90 days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
LeaseComm	$139	$6	$6	$137	$288	$137

TimePayment Corp.
Gold	52,912	2,061	951	1,980	57,904	1,980
Silver	84,260	2,288	2,363	12,505	101,416	12,505
Bronze	6,315	354	320	1,760	8,749	1,760

TimePayment Corp. subtotal	143,487	4,703	3,634	16,245	168,069	16,245

Total financing receivables	$143,626	$4,709	$3,640	$16,382	$168,357	$16,382

Percent of total financing receivables	85.3%	2.8%	2.2%	9.7%	100%

The following table presents the aging status of the recorded investment in leases by our internally-developed proprietary scoring model as of June 30, 2011:

	Current	31 to 60 days Past Due	61 to 90 days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
LeaseComm	$183	$11	$8	$213	$415	$213

TimePayment Corp.
Gold	45,456	1,372	540	1,713	49,081	1,713
Silver	79,753	2,762	2,488	13,351	98,354	13,351
Bronze	4,485	261	294	1,908	6,948	1,908

TimePayment Corp. subtotal	129,694	4,395	3,322	16,972	154,383	16,972

Total financing receivables	$129,877	$4,406	$3,330	$17,185	$154,798	$17,185

Percent of total financing receivables	83.9%	2.8%	2.2%	11.1%	100%

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

D. Net Income Per Share

For the three month periods ended June 30, 2012 and 2011, 0 and 409,305 options, respectively, were excluded from the computation of diluted net income per share because their effect would have been antidilutive. For the six month periods ended June 30, 2012 and 2011, 0 and 434,167 options, respectively, were excluded from the computation of diluted net income per share because their effect would have been antidilutive.

Net income per share for the three and six month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$2,641	$2,283	$4,652	$4,312

Weighted average common shares outstanding	14,297,524	14,231,692	14,290,806	14,239,180
Dilutive effect of common stock options, warrants and restricted stock	360,711	272,010	344,262	256,565

Shares used in computation of net income per common share - diluted	14,658,235	14,503,702	14,635,068	14,495,745

Net income per common share - basic	$0.18	$0.16	$0.33	$0.30

Net income per common share - diluted	$0.18	$0.16	$0.32	$0.30

E. Dividends

Dividends declared and paid on a per share basis were as follows:

	2012
	Date Declared	Record Date	Payment Date	Dividend per Share
	January 31, 2012	February 10, 2012	February 15, 2012	$0.06
	April 19, 2012	April 30, 2012	May 15, 2012	0.06

Total				$0.12

	2011
	Date Declared	Record Date	Payment Date	Dividend per Share
	January 21, 2011	February 1, 2011	February 15, 2011	$0.05
	April 21, 2011	May 2, 2011	May 13, 2011	0.05

Total				$0.10

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

F. Revolving line of credit

On August 2, 2007, we entered into a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility was originally $30 million, and was subsequently increased to $60 million in July 2008, to $85 million in February 2009, and most recently to $100 million in July 2010. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

In October 2011, the interest rate was lowered from Prime plus 1.25% or a London Interbank Offered Rate (“LIBOR”) plus 3.25% to Prime plus 0.75% or LIBOR plus 2.75%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. As a part of the October 2011 amendment, the maturity date of the facility was extended to August 2, 2014. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

At June 30, 2012, $57.0 million of our loans were LIBOR loans and $11.5 million of our loans were Prime Rate Loans. The interest rate on our loans at June 30, 2012, was between 3.1% and 4.0%. The amount available on our revolving line of credit at June 30, 2012, was $31.5 million. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of June 30, 2012, we were in compliance with all covenants under the revolving line of credit.

G. Stock-Based Employee Compensation

Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance, of which 61,251 shares are unissued as of June 30, 2012. In May 2012, our stockholders approved our 2012 Equity Incentive Plan, for which we have 750,000 shares of common stock reserved and unissued as of June 30, 2012. The total potential future grants under the combined 2008 and 2012 plans are 811,251 shares.

In February 2012, the Compensation and Benefits Committee of our Board of Directors granted 40,393 restricted stock units to our executive officers under our 2008 Equity Incentive Plan. The restricted stock units were valued on the date of grant and the fair value of these awards was $6.60 per share. The issuance consists of two separate tranches where 25,165 shares of the restricted stock units vest over five years at 25% annually beginning on the second anniversary of the grant date and 15,228 shares of the restricted stock cliff vest after three years only if management achieves specific performance measures.

In February 2012, we granted our non-employee directors a total of 31,820 shares of stock with immediate vesting at a fair value of $6.60 per share, for a total grant date fair value of $210,000, in accordance with our director compensation policy.

The following table summarizes stock and restricted stock unit grant and vesting activity during the six months ended June 30, 2012:

	Stock Awards	Restricted Stock Units
	Number of Shares
Non-vested at December 31, 2011	—	66,562
Granted	31,820	40,393
Vested	(31,820)	(8,380)

Non-vested at June 30, 2012	—	98,575

During the three months and six months ended June 30, 2012, compensation expense related to the restricted stock units was $29,000 and $52,000, respectively. During the three and six months ended June 30, 2011, compensation expense related to the restricted stock units was $12,000 and $22,000, respectively.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

The following summarizes stock option activity for the six months ended June 30, 2012:

	Shares	Price Per Share	Weighted- Average Exercise Price
Outstanding at December 31, 2011	818,028	$1.585 to $6.700	$4.19
Granted	0	$0.000	$0.00
Expired	(235,000)	$6.700	$6.70
Forfeited	0	$0.000	$0.00

Outstanding at June 30, 2012	583,028	$1.585 to $5.850	$3.17

Information relating to our outstanding stock options at June 30, 2012, is as follows:

Outstanding				Exercisable
Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Shares	Intrinsic Value
$1.585	150,000	0.41	$977	$1.585	150,000	$977
2.300	258,723	6.67	1,501	2.300	129,362	750
5.770	31,923	4.67	74	5.770	31,923	74
5.850	142,382	5.58	320	5.850	106,787	240

	583,028	4.68	$2,872	3.220	418,072	$2,041

We recognized total share-based compensation cost of $49,000 and $33,000 during the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the total share-based compensation cost recognized was $94,000 and $68,000, respectively.

H. Commitments and Contingencies

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

Stock Repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime.

During the six months ended June 30, 2012, we did not repurchase any shares of our common stock under our stock buyback program. Since the program’s inception, we have repurchased a total of 86,295 shares of our common stock at a total cost of approximately $378,000.

I. Subsequent Events

We have evaluated all events or transactions that occurred through the date on which we issued these financial statements. Other than the declaration of dividends we did not have any material subsequent events that impacted our consolidated financial statements.

On July 19, 2012, we declared a dividend of $0.06 payable on August 15, 2012, to shareholders of record on July 30, 2012.

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

Overview

We are a specialized commercial finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2011 was approximately $5,900 compared to the 2012 year to date average of $5,500. LeaseComm historically financed contracts of approximately $1,900. Our existing portfolio consists of business equipment leased or rented primarily to small commercial enterprises.

We finance the origination of our leases and contracts primarily through cash provided by operating activities and borrowings under our revolving line of credit. On August 2, 2007, we entered into a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The commitment under this facility has been increased at various times, most recently in July 2010, to $100 million. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. As a part of the July 2010 amendment, the interest rate was lowered to Prime plus 1.25% or LIBOR plus 3.25%. In October 2011, credit facility was amended to reduce the rate to Prime plus 0.75% or LIBOR plus 2.75%, and extend the maturity date of the facility to August 2, 2014. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

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

Operating Data

Dealer funding was $23.9 million and $45.5 million for the three and six months ended June 30, 2012, respectively; compared to $18.7 million and $37.1 million for the comparable periods in 2011. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $226.8 million at December 31, 2011, to $229.2 million at March 31, 2012, to $235.2 million at June 30, 2012. Net cash provided by operating activities decreased by $2.1 million during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, and by $0.4 million during the first six months of 2012 as compared to the equivalent period in 2011.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note B to the condensed consolidated financial statements included in this Quarterly Report and in Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of our consolidated financial position and results of operations. These policies require the application of significant judgment by us and as a result, are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information obtained from dealers and other sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed those policies and determined that they remain our critical accounting policies and that we did not make any changes in those policies during the six months ended June 30, 2012.

Results of Operations - Three months ended June 30, 2012, compared to the three months ended June 30, 2011

Revenue

	Three Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Income on financing leases	$9,920	8.6%	$9,136
Rental income	2,402	15.9	2,073
Income on service contracts	85	(17.5)	103
Loss and damage waiver fees	1,321	8.3	1,220
Service fees and other income	967	3.9	931

Total revenues	$14,695	9.2%	$13,463

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

Total revenues for the three months ended June 30, 2012, were $14.7 million, an increase of $1.2 million, or 9.2%, from the three months ended June 30, 2011. The overall increase was due to an increase of $0.8 million in income on financing leases, an increase of $0.3 million in rental income and an increase of $0.1 million in revenue from loss and damage fee waivers. The increase in income on financing leases is a result of the continued growth in new lease originations. The increase in loss and damage waiver fees is related to an increase in the number of leases subject to such fees as the overall lease portfolio grows. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals. Most of our service contract revenue is derived from our LeaseComm portfolio, for which we have not purchased any new security service contracts since 2004. Consequently, our service contract revenue represents a less significant portion of our revenue stream over time. However, during the three months ended June 30, 2012, TimePayment acquired a limited number of service contracts.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Selling, general and administrative	$4,025	(0.3)%	$4,037
As a percent of revenue	27.4%		30.0%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses decreased by $12,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Increases in compensation-related expenses during the second quarter of 2012 were offset by reductions in other expense categories. The number of employees as of June 30, 2012, was 139 compared to 129 as of June 30, 2011.

Provision for Credit Losses

	Three Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Provision for credit losses	$4,548	7.0%	$4,251
As a percent of revenue	30.9%		31.6%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $0.3 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, while net charge-offs increased by 2.9% to $4.4 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The decrease in the allowance as a percentage of revenue reflects improvements in delinquency levels of the lease portfolio.

Depreciation and Amortization

	Three Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Depreciation – fixed assets	$152	25.6%	$121
Depreciation – rental equipment	913	37.9	662

Total depreciation and amortization	$1,065	36.0%	$783

As a percent of revenue	7.2%		5.8%

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

Depreciation expense on rental contracts increased by $0.3 million during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase in depreciation is due to the increase in the overall size of our portfolio of rental equipment due to the increase in the number of TimePayment lease contracts reaching maturity and converting to rentals. Depreciation and amortization of property and equipment increased by $31,000 for the three months ended June 30, 2012.

Interest Expense

	Three Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Interest	$655	(3.7)%	$680
As a percent of revenue	4.5%		5.1%

We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $25,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. This decrease resulted primarily from a reduction in interest rates, partially offset by an increase in the level of borrowing on our revolving line of credit. At June 30, 2012, the balance on our revolving line of credit was $68.5 million compared to $59.6 million at June 30, 2011. The interest rate on our loans at June 30, 2012 was between 3.1% and 4.0%, as compared to interest rates between 3.49% and 4.5% at June 30, 2011.

Provision for Income Taxes

	Three Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Provision for income taxes	$1,761	23.2%	$1,429
As a percent of revenue	12.0%		10.6%
As a percent of income before taxes	40.0%		38.5%

The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $0.3 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. This increase resulted primarily from the $0.7 million increase in pre-tax income combined with an increase in the accrual rate from 38.5% at June 30, 2011 to 40.0% at June 30, 2012 due to the utilization of federal and certain state net operating loss carryforwards in prior periods that are no longer available.

As of December 31, 2011, we had a liability of $17,000 for unrecognized tax benefits and a liability of $4,000 for accrued interest and penalties related to various state income tax matters. As of June 30, 2012, we had a liability of $67,000 for unrecognized tax benefits and a liability of $8,000 for accrued interest and penalties related to a state income tax matter. The increase in the unrecognized tax benefit relates to additional exposure related to an ongoing audit. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2008, and our state income tax returns are subject to examination for tax years ended on or after December 31, 2007.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. During the third quarter of 2011, we amended our revolving line of credit which reduced our interest rate to a more current rate. We have determined that the fair value of our revolving line of credit at June 30, 2012 approximates its carrying value.

Results of Operations - Six months ended June 30, 2012, compared to the six months ended June 30, 2011

Revenue

	Six Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Income on financing leases	$19,555	7.2%	$18,237
Rental income	4,719	15.7	4,079
Income on service contracts	170	(19.4)	211
Loss and damage waiver fees	2,608	7.7	2,421
Service fees and other income	1,887	1.3	1,863

Total revenues	$28,939	7.9%	$26,811

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

Total revenues for the six months ended June 30, 2012, were $28.9 million, an increase of $2.1 million, or 7.9%, from the six months ended June 30, 2011. The overall increase was due to an increase of $1.3 million in income on financing leases, an increase of $0.6 million in rental income and a $0.2 million increase in fees and other income. The increase in income on financing leases is a result of the continued growth in new lease originations. The increase in loss and damage waiver fees is related to an increase in the number of leases subject to such fees as the overall lease portfolio grows. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Selling, general and administrative	$8,381	4.9%	$7,990
As a percent of revenue	29.0%		29.8%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $0.4 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase was primarily driven by increases in compensation related expenses of $0.5 million.

Provision for Credit Losses

	Six Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Provision for credit losses	$9,444	4.9%	$9,003
As a percent of revenue	32.6%		33.6%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $0.4 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Net charge-offs increased by 3.8% to $9.6 million. The provision is based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. Although the overall allowance increased, the allowance as a percentage of revenue decreased from 33.6% at June 30, 2011, to 32.6% as of June 30, 2012. The reduction in the allowance as a percentage of revenue reflects improvements in delinquency levels of the lease portfolio and a reduction in charge-off levels.

Depreciation and Amortization

	Six Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Depreciation – fixed assets	$303	25.7%	$241
Depreciation – rental equipment	1,770	44.7	1,223

Total depreciation and amortization	$2,073	41.6%	$1,464

As a percent of revenue	7.2%		5.5%

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

Depreciation expense on rental contracts increased by $0.5 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase in depreciation is due to the increase in the overall size of our portfolio of rental equipment. Depreciation and amortization of property and equipment increased by $62,000 for the six months ended June 30, 2012, due to additions acquired during 2011.

Interest Expense

	Six Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Interest	$1,288	(4.1)%	$1,343
As a percent of revenue	4.5%		5.0%

We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $55,000 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. This decrease resulted primarily from a reduction in interest rates, partially offset by an increase in the level of borrowing on our revolving line of credit. At June 30, 2012, the balance on our revolving line of credit was $68.5 million compared to $59.6 million at June 30, 2011. The interest rate on our loans at June 30, 2012, was between 3.1% and 4.0%, as compared to rates between 3.49% and 4.5% at June 30, 2011.

Provision for Income Taxes

	Six Months Ended June 30,
	2012	Change	2011
	(Dollars in thousands)
Provision for income taxes	$3,101	14.9%	$2,699
As a percent of revenue	10.7%		10.1%
As a percent of income before taxes	40.0%		38.5%

The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $0.4 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. This increase resulted primarily from the $0.7 million increase in pre-tax income combined with an increase in the accrual rate from 38.5% at June 30, 2011 to 40.0% at June 30, 2012 due to the utilization of federal and certain state net operating loss carryforwards in prior periods that are no longer available.

As of December 31, 2011, we had a liability of $17,000 for unrecognized tax benefits and a liability of $4,000 for accrued interest and penalties related to various state income tax matters. As of June 30, 2012, we had a liability of $67,000 for unrecognized tax benefits and a liability of $8,000 for accrued interest and penalties related to a state income tax matter. The increase in the unrecognized tax benefit relates to additional exposure related to an ongoing audit. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2008, and our state income tax returns are subject to examination for tax years ended on or after December 31, 2007.

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

(dollars in thousands)	June 30, 2012		December 31, 2011
Current	$179,361	86.2%	$170,038	84.8%
31-60 days past due	5,943	2.9	6,600	3.3
61-90 days past due	4,428	2.1	4,324	2.2
Over 90 days past due	18,325	8.8	19,537	9.7

Gross receivables due in installments	$208,057	100.0%	$200,499	100.0%

Liquidity and Capital Resources

General

Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, free cash flow and our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand, free cash flow, and our line of credit which matures in August 2014. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes, payment of dividends and capital expenditures.

For the six months ended June 30, 2012 and 2011, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $41.3 million for the six months ended June 30, 2012, compared to $41.8 million for the six months ended June 30, 2011. At June 30, 2012, we had approximately $68.5 million outstanding under our revolving line of credit facility and had available borrowing capacity of approximately $31.5 million as described below.

We used net cash in investing activities of $45.7 million and $37.9 million during the six months ended June 30, 2012 and 2011, respectively. Investing activities primarily relate to the origination of leases, and the increase in cash used is consistent with our focused and targeted sales and marketing effort.

Net cash provided by financing activities was $4.2 million for the six months ended June 30, 2012, and net cash used in financing activities was $5.0 million for the six months ended June 30, 2011. Financing activities primarily consist of the borrowings and repayments under our revolving line of credit facility and dividend payments.

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

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	June 30, 2012				December 31, 2011
(dollars in 000)	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount
Revolving line of credit facility (1)	$68,538	3.10-4.00%	$31,462	$100,000	$62,740	3.13-4.00%	$37,260	$100,000

(1)	The unused capacity is subject to the borrowing base formula.

At June 30, 2012, $57.0 million of our loans were LIBOR Loans and $11.5 million of our loans were Prime Rate Loans. As of June 30, 2012, the qualified lease receivables eligible under the borrowing base exceeded the $100 million revolving line of credit. See additional details related to our revolving line of credit in Note F to our Condensed Consolidated Financial Statements.

Dividends

Dividends declared and paid or payable were as follows:

	2012
	Date Declared	Record Date	Payment Date	Dividend per Share
	January 31, 2012	February 10, 2012	February 15, 2012	$0.06
	April 19, 2012	April 30, 2012	May 15, 2012	0.06
	July 19, 2012	July 30, 2012	August 15, 2012	0.06

Total				$0.18

	2011
	Date Declared	Record Date	Payment Date	Dividend per Share
	January 21, 2011	February 1, 2011	February 15, 2011	$0.05
	April 21, 2011	May 2, 2011	May 13, 2011	0.05
	July 20, 2011	August 1, 2011	August 15, 2011	0.05

Total				$0.15

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

Share repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at anytime. During the six months ended June 30, 2012, we did not repurchase any shares of our common stock under our stock buyback program. Since the program’s inception, we have repurchased a total of 86,295 shares of our common stock at a total cost of approximately $378,000.

Contractual Obligations and Lease Commitments

Contractual Obligations

We have entered into various agreements, such as debt and operating lease agreements that require future payments. For the six months ended June 30, 2012, we had borrowed $65.6 million against our revolving line of credit and had repaid $59.8 million. The $68.5 million of outstanding borrowings as of June 30, 2012, will be repaid by the daily application of TimePayment receipts to our outstanding balance.

Our future minimum cash lease payments under non-cancelable operating leases are as follows:

	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Operating lease obligations	$363	$738	$638	$595	$607	$980

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

None.

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

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of June 30, 2012, we have repaid all of our fixed-rate debt and have $68.5 million of outstanding variable interest rate obligations under our revolving line of credit.

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

Internal control over financial reporting: During the fiscal quarter ended June 30, 2012, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	Exhibits

(a)	Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

10.1	MicroFinancial Incorporated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 in the Registrant’s Registration Statement on Form S-8, No. 333-182818, filed with the Securities and Exchange Commission on July 24, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012, and twelve months ended December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By: /s/ Richard F. Latour
President and Chief Executive Officer

By: /s/ James R. Jackson Jr.
Vice President and Chief Financial Officer

Date: August 14, 2012