Form 10-Q
period 2012-09-30
MICROFINANCIAL INC
filed 2012-11-14
CIK 827230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 8, 2012, 14,320,219 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$2,281	$2,452
Restricted cash	359	382
Net investment in leases:
Receivables due in installments	212,491	200,499
Estimated residual value	24,045	23,287
Initial direct costs	1,729	1,476
Less:
Advance lease payments and deposits	(3,334)	(3,530)
Unearned income	(62,715)	(59,946)
Allowance for credit losses	(13,359)	(13,180)

Net investment in leases	158,857	148,606
Investment in service contracts, net	348	—
Investment in rental contracts, net	1,126	898
Property and equipment, net	1,609	1,911
Other assets	1,995	1,093

Total assets	$166,575	$155,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$69,312	$62,740
Accounts payable	2,880	2,546
Capital lease obligation	—	1
Dividends payable	34	19
Other liabilities	2,802	2,220
Income taxes payable	—	760
Deferred income taxes	10,969	11,333

Total liabilities	85,997	79,619

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2012, and December 31, 2011	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,313,852 and 14,257,324 shares issued at September 30, 2012, and December 31, 2011, respectively	143	143
Additional paid-in capital	47,215	46,727
Retained earnings	33,220	28,853

Total stockholders’ equity	80,578	75,723

Total liabilities and stockholders’ equity	$166,575	$155,342

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Income on financing leases	$10,160	$9,306	$29,715	$27,543
Rental income	2,462	2,192	7,181	6,271
Income on service contracts	95	97	265	308
Loss and damage waiver fees	1,370	1,241	3,978	3,662
Service fees and other	950	935	2,837	2,798

Total revenues	15,037	13,771	43,976	40,582

Expenses:
Selling, general and administrative	4,466	3,900	12,847	11,890
Provision for credit losses	4,847	4,517	14,291	13,520
Depreciation and amortization	1,083	873	3,156	2,337
Interest	747	700	2,035	2,043

Total expenses	11,143	9,990	32,329	29,790

Income before provision for income taxes	3,894	3,781	11,647	10,792
Provision for income taxes	1,587	1,456	4,688	4,155

Net income	$2,307	$2,325	$6,959	$6,637

Net income per common share – basic	$0.16	$0.16	$0.49	$0.47

Net income per common share – diluted	$0.16	$0.16	$0.47	$0.46

Weighted-average shares:
Basic	14,311,900	14,253,702	14,297,888	14,244,074

Diluted	14,716,500	14,538,910	14,669,997	14,513,708

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2010	14,231,933	$142	$46,475	$22,870	$69,487

Stock issued for deferred compensation	77,274	1	353	—	354
Stock-based compensation	—	—	138	—	138
Stock repurchase program	(51,883)	—	(239)	—	(239)
Common stock dividends ($0.21 per share)	—	—	—	(3,008)	(3,008)
Net income	—	—	—	8,991	8,991

Balance at December 31, 2011	14,257,324	143	46,727	28,853	75,723

Stock issued for deferred compensation	48,148	—	346	—	346
Stock-based compensation	—	—	142	—	142
Shares issued upon vesting of restricted stock units	8,380	—	—	—	—
Common stock dividends ($0.18 per share)	—	—	—	(2,592)	(2,592)
Net income	—	—	—	6,959	6,959

Balance at September 30, 2012	14,313,852	$143	$47,215	$33,220	$80,578

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Cash received from customers	$89,581	$79,414
Cash paid to suppliers and employees	(15,708)	(14,012)
Cash paid for income taxes	(6,779)	(675)
Interest paid	(1,767)	(1,844)
Interest received	—	1

Net cash provided by operating activities	65,327	62,884

Cash flows from investing activities:
Investment in lease, service and rental contracts	(68,144)	(56,367)
Investment in direct costs	(1,220)	(760)
Investment in property and equipment	(151)	(804)

Net cash used in investing activities	(69,515)	(57,931)

Cash flows from financing activities:
Proceeds from secured debt	96,817	76,394
Repayment of secured debt	(90,245)	(78,517)
Payment of debt closing costs	—	(5)
Decrease (increase) in restricted cash	23	(305)
Repayment of capital lease obligation	(1)	(22)
Repurchase of common stock	—	(240)
Payment of dividends	(2,577)	(2,139)

Net cash provided by (used in) financing activities	4,017	(4,834)

Net change in cash and cash equivalents	(171)	119
Cash and cash equivalents, beginning of period	2,452	1,528

Cash and cash equivalents, end of period	$2,281	$1,647

Reconciliation of net income to net cash provided by operating activities:
Net income	$6,959	$6,637
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(29,715)	(27,543)
Depreciation and amortization	3,156	2,337
Provision for credit losses	14,291	13,520
Recovery of equipment cost and residual value	71,258	63,158
Stock-based compensation expense	142	103
Changes in assets and liabilities:
Increase (decrease) in income taxes payable	(760)	321
Increase (decrease) in deferred income taxes	(364)	2,826
Decrease (increase) in other assets	(902)	322
Increase in accounts payable	680	301
Increase in other liabilities	582	902

Net cash provided by operating activities	$65,327	$62,884

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through lease incentives	$—	$791
Fair market value of stock issued for compensation	$346	$354

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

A.	Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and LeaseComm Corporation. TimePayment is a specialized commercial/consumer finance company that leases and rents “microticket” equipment and provides other financing services. LeaseComm started originating leases in January 1986 and in October 2002 suspended virtually all originations due to an interruption in financing. TimePayment commenced originating leases in July 2004. The average amount financed by TimePayment during 2012 year to date has been approximately $5,300, compared to the 2011 average of $5,900. LeaseComm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.

B.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

The balance sheet at December 31, 2011, has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassification of prior period amounts

Certain prior period amounts have been reclassified to be consistent with current period reporting. Certain costs relating to the line of credit have been reclassified on the statement of cash flows from net cash provided from financing activities to net cash from operations.

Segment Reporting

We operate in one industry segment that leases and rents “microticket” equipment and provides other financing services. All of our operations are located in the United States. Accordingly, we believe we have a single reportable segment for disclosure purposes.

Allowance for Loan Losses and Credit Quality of Loans

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the “microticket” market and the individual size of each transaction, we do not have a formal credit review committee to review individual transactions. Rather, we have developed a sophisticated, multi-tiered pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the “microticket” market and the individual size of each transaction, we do not evaluate transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and maintain a general allowance against our entire portfolio utilizing historical collection statistics and an assessment of current credit risk in the portfolio as the basis for the amount.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

Each period the provision for credit losses in the income statement results from the combination of an estimate by management of credit losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods. To serve as a basis for making this provision, we have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of an internally-developed proprietary scoring model that considers several factors including the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. In general a receivable is uncollectable when it is 360 days past due or earlier, if other adverse events occur with respect to an account. None of our receivables are placed on non-accrual status as accounts are charged off when deemed uncollectible. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the relatively small amount necessary to bring an account current.

We segregate our lease portfolio between TimePayment and Leasecomm to perform the calculation and analysis of the allowance for loan losses. Each subsidiary consists of a single portfolio segment – microticket equipment. Leases of microticket equipment are made to businesses and individuals and are generally secured by assets of the business or a personal guarantee. Repayment is expected from the cash flows of the business or individual. A weakened economy, and resultant decreased consumer spending, may have an effect on the credit quality in this segment.

We assign internal risk ratings for all lessees and determine the creditworthiness of each lease based upon this internally developed proprietary scoring model. The LeaseComm portfolio is evaluated in total with a reserve of 50% of the outstanding amount greater than 90 days plus 25% of the amount outstanding from 1 to 89 days. The TimePayment scoring model generates one of nine acceptable risk ratings based upon the creditworthiness of each lease or it rejects the lease application. The scores are assigned at lease inception and these scores are maintained over the lease term regardless of payment performance. To facilitate review and reporting, management aggregates these nine scores into one of three categories with similar risk profiles and delinquency characteristics identified as Gold, Silver or Bronze.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

Fair Value of Financial Instruments

Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with fair value defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The fair value measurement hierarchy consists of three levels:

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

The carrying values of cash and cash equivalents, restricted cash, other assets, accounts payable and other liabilities approximate their fair values due to the short maturity of these instruments. The fair value of the amounts outstanding under our revolving line of credit, evaluated using Level 2 inputs as of September 30, 2012, and December 31, 2011, approximate the carrying value. We have elected not to mark the amount outstanding under this facility to market.

Stock-based Employee Compensation

We have adopted the fair value recognition provisions of FASB ASC Topic 718 Compensation—Stock Compensation. FASB ASC Topic 718 requires us to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered by FASB ASC Topic 718 include share options, restricted share plans and performance-based awards.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

C.	Allowance for Credit Losses and Credit Quality

The following table reconciles the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2012 and 2011:

	Microticket equipment
	Three months ended September 30, 2012			Three months ended September 30, 2011
	LeaseComm	TimePayment	Total	LeaseComm	TimePayment	Total
Allowance for credit losses:
Beginning balance	$126	$12,904	$13,030	$188	$12,707	$12,895
Charge-offs	(121)	(5,575)	(5,696)	(158)	(5,336)	(5,494)
Recoveries	68	1,110	1,178	276	994	1,270
Provisions	38	4,809	4,847	(139)	4,656	4,517

Ending balance, allowance for credit losses	$111	$13,248	$13,359	$167	$13,021	$13,188

The following table reconciles the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2012 and 2011:

	Microticket Equipment
	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	LeaseComm	TimePayment	Total	LeaseComm	TimePayment	Total
Allowance for credit losses:
Beginning balance	$162	$13,018	$13,180	$231	$12,901	$13,132
Charge-offs	(454)	(17,463)	(17,917)	(551)	(16,676)	(17,227)
Recoveries	205	3,600	3,805	917	2,846	3,763
Provisions	198	14,093	14,291	(430)	13,950	13,520

Ending balance, allowance for credit losses	$111	$13,248	$13,359	$167	$13,021	$13,188

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

The following table presents the allowance for credit losses and financing receivables by portfolio segment as of September 30, 2012, and December 31, 2011, broken out by impairment evaluation method:

	As of September 30, 2012			As of December 31, 2011
	LeaseComm	TimePayment	Total	LeaseComm	TimePayment	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	111	13,248	13,359	162	13,018	13,180
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, allowance for credit losses	$111	$13,248	$13,359	$162	$13,018	$13,180

Financing receivables:(1)
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	259	171,957	172,216	376	161,410	161,786
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, financing receivables	$259	$171,957	$172,216	$376	$161,410	$161,786

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

The following table presents the aging status of the recorded investment in leases as of September 30, 2012, classified according to the original score granted by our internally-developed proprietary scoring model:

	Current	31 to 60 days Past Due	61 to 90 days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing

LeaseComm	$130	$6	$8	$115	$259	$115

TimePayment
Gold	54,916	2,219	927	2,281	60,343	2,281
Silver	84,461	2,784	2,718	12,426	102,389	12,426
Bronze	6,463	464	361	1,937	9,225	1,937

TimePayment subtotal	145,840	5,467	4,006	16,644	171,957	16,644

Total financing receivables	$145,970	$5,473	$4,014	$16,759	$172,216	$16,759

Percent of total financing receivables	84.8%	3.2%	2.3%	9.7%	100%

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

The following table presents the aging status of the recorded investment in leases as of December 31, 2011, classified according to the original score granted by our internally-developed proprietary scoring model:

	Current	31 to 60 days Past Due	61 to 90 days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing

LeaseComm	$172	$11	$8	$185	$376	$185

TimePayment
Gold	49,000	1,867	658	1,968	53,493	1,968
Silver	81,185	3,070	2,642	13,475	100,372	13,475
Bronze	5,190	320	228	1,807	7,545	1,807

TimePayment subtotal	135,375	5,257	3,528	17,250	161,410	17,250

Total financing receivables	$135,547	$5,268	$3,536	$17,435	$161,786	$17,435

Percent of total financing receivables	83.8%	3.3%	2.2%	10.8%	100%

D.	Net Income per Share

Net income per share for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$2,307	$2,325	$6,959	$6,637

Weighted average common shares outstanding	14,311,900	14,253,702	14,297,888	14,244,074
Dilutive effect of common stock options, warrants and restricted stock	404,600	285,208	372,109	269,634

Shares used in computation of net income per common share - diluted	14,716,500	14,538,910	14,669,997	14,513,708

Net income per common share - basic	$0.16	$0.16	$0.49	$0.47

Net income per common share - diluted	$0.16	$0.16	$0.47	$0.46

For the three month periods ended September 30, 2012 and 2011, 0 and 409,305 options, respectively, were excluded from the computation of diluted net income per share because their effect would have been antidilutive. For the nine month periods ended September 30, 2012 and 2011, 0 and 409,305 options, respectively, were excluded from the computation of diluted net income per share because their effect would have been antidilutive.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

E.	Dividends

Dividends declared and paid or payable were as follows:

	2012
	Date Declared	Record Date	Payment Date	Dividend per Share
	January 31, 2012	February 10, 2012	February 15, 2012	$0.06
	April 19, 2012	April 30, 2012	May 15, 2012	0.06
	July 19, 2012	July 30, 2012	August 15, 2012	0.06
	October 18, 2012	October 31, 2012	November 15, 2012	0.06

Total				$0.24

	2011
	Date Declared	Record Date	Payment Date	Dividend per Share
	January 21, 2011	February 1, 2011	February 15, 2011	$0.05
	April 21, 2011	May 2, 2011	May 13, 2011	0.05
	July 21, 2011	August 1, 2011	August 15, 2011	0.05
	October 25, 2011	November 4, 2011	November 15, 2011	0.06

Total				$0.21

F.	Revolving line of credit

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

At September 30, 2012, $65.0 million of our loans were LIBOR loans and $4.3 million of our loans were Prime Rate Loans. The interest rate on our loans at September 30, 2012, was between 3.19% and 4.0%. The amount available on our revolving line of credit at September 30, 2012, was $30.7 million. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of September 30, 2012, we were in compliance with all covenants under the revolving line of credit.

G.	Stock-Based Employee Compensation

Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance, of which 44,923 shares are unissued as of September 30, 2012. In May 2012, our stockholders approved our 2012 Equity Incentive Plan, for which we have 750,000 shares of common stock reserved and unissued as of September 30, 2012. The total potential future grants under the combined 2008 and 2012 plans are 794,923 shares.

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

In February 2012, we granted our non-employee directors a total of 31,820 shares of stock with immediate vesting at a fair value of $6.60 per share, for a total grant date fair value of $210,000, in accordance with our director compensation policy. In July 2012, we granted our non-employee directors a total of 16,328 shares of stock with immediate vesting at a fair value of $8.36 per share, for a total grant date fair value of $136,000, in accordance with our director compensation policy.

The following table summarizes stock and restricted stock unit grant and vesting activity during the nine months ended September 30, 2012:

	Stock Awards	Restricted Stock Units
	Number of Shares
Non-vested at December 31, 2011	—	66,562
Granted	48,148	40,393
Vested	(48,148)	(8,380)

Non-vested at September 30, 2012	—	98,575

During the three months and nine months ended September 30, 2012, compensation expense related to restricted stock units was $29,000 and $81,000, respectively. During the three and nine months ended September 30, 2011, compensation expense related to restricted stock units was $12,000 and $34,000, respectively.

The following summarizes stock option activity for the nine months ended September 30, 2012:

	Shares	Price per Share	Weighted- Average Exercise Price
Outstanding at December 31, 2011	818,028	$1.585 to $6.700	$4.190
Granted	—	—	—
Exercised	—	—	—
Expired	(235,000)	$6.700	$6.700
Forfeited	—	—	—

Outstanding at September 30, 2012	583,028	$1.585 to $5.850	$3.173

Information relating to our outstanding stock options at September 30, 2012, is as follows:

Outstanding				Exercisable
Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Shares	Intrinsic Value
$1.585	150,000	0.16	$1,134	$1.585	150,000	$1,134
$2.300	258,723	6.42	1,772	$2.300	129,362	886
$5.770	31,923	4.42	108	$5.770	31,923	108
$5.850	142,382	5.33	470	$5.850	106,787	352

	583,028	4.43	$3,484	$3.215	418,072	$2,480

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share and per share data)

We recognized total share-based compensation cost of $49,000 and $35,000 during the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the total share-based compensation cost recognized was $142,000 and $103,000, respectively.

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

Stock Repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at any time.

During the nine months ended September 30, 2012, we did not repurchase any shares of our common stock under our stock buyback program. Since the program’s inception, we have repurchased a total of 86,295 shares of our common stock at a total cost of approximately $378,000.

I.	Subsequent Events

We have evaluated all events and transactions that occurred through the date on which we issued these financial statements. Other than the declaration of dividends, we did not have any material subsequent events that impacted our consolidated financial statement.

On October 18, 2012, we declared a dividend of $0.06 payable on November 15, 2012, to shareholders of record on October 31, 2012.

On March 25, 2011, we entered into an office lease agreement for approximately 2,267 square feet of office space located in Thousand Oaks, California. On November 7, 2012, we amended this lease to add additional space totaling 2,319 square feet to the existing premises, and extend the term of the lease. The original lease agreement expired in 2014. The amended lease is for a 64-month term, commencing upon the completion of improvements the landlord is making to the expanded premises, targeted for January 1, 2013.

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

Forward-Looking Information

Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes” “anticipates” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. We caution that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such statements contain a number of risks and uncertainties, including but not limited to those associated with: the demand for the equipment types we finance; our significant capital requirements; our inability to obtain the financing we need, or to use internally generated funds, in order to continue originating contracts; the risks of defaults on our leases; our provision for credit losses; our residual interests in underlying equipment; possible adverse consequences associated with our collection policy; the effect of higher interest rates on our portfolio; increasing competition; increased governmental regulation of the rates and methods we use in financing and collecting on our leases and contracts; acquiring other portfolios or companies; dependence on key personnel; changes to accounting standards for equipment leases; adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations; information technology systems disruptions; and general economic and business conditions. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. We cannot assure that we will be able to anticipate or respond timely to changes which could adversely affect our operating results. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock. Statements relating to past dividend payments or our current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in our business, see the risk factors included in our most recent Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission.

Overview

We are a specialized commercial/consumer finance company that provides “microticket” equipment leasing and other financing services. The average amount financed by TimePayment during 2012 year to date has been approximately $5,300, compared to the 2011 average of $5,900. LeaseComm historically financed contracts of approximately $1,900. Our existing portfolio primarily consists of business equipment leased or rented to small commercial enterprises.

We finance the origination of our leases and contracts primarily through cash provided by operating activities and borrowings under our revolving line of credit. On August 2, 2007, we entered into a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The commitment under this facility has been increased at various times, most recently in July 2010, to $100 million. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. As a part of the July 2010 amendment, the interest rate was lowered to Prime plus 1.25% or LIBOR plus 3.25%. In October 2011, the credit facility was amended to reduce the rate to Prime plus 0.75% or LIBOR plus 2.75%, and to extend the maturity date of the facility to August 2, 2014. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity, it automatically converts to a Prime Rate Loan. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

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

Operating Data

Dealer funding was $23.3 million and $68.8 million for the three and nine months ended September 30, 2012, respectively; compared to $19.6 million and $56.7 million for the comparable periods in 2011. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, net investment in service contracts and investment in rental contracts increased from $226.8 million at December 31, 2011, to $240.1 million at September 30, 2012. Net cash provided by operating activities increased by $2.9 million during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, and increased by $2.4 million during the first nine months of 2012 as compared to the equivalent period in 2011.

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

Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed those policies and determined that they remain our critical accounting policies and that we did not make any changes in those policies during the nine months ended September 30, 2012.

Results of Operations - Three months ended September 30, 2012, compared to the three months ended September 30, 2011

Revenue

	Three Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Income on financing leases	$10,160	9.2%	$9,306
Rental income	2,462	12.3	2,192
Income on service contracts	95	(2.1)	97
Loss and damage waiver fees	1,370	10.4	1,241
Service fees and other income	950	1.6	935

Total revenues	$15,037	9.2%	$13,771

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

Total revenues for the three months ended September 30, 2012, were $15.0 million, an increase of $1.3 million, or 9.2%, from the three months ended September 30, 2011. The overall increase was due to an increase of $0.9 million in income on financing leases, an increase of $0.3 million in rental income and an increase of $0.1 million in revenue from loss and damage waiver fees. The increase in income on financing leases is a result of the continued growth in new lease originations. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals. The increase in loss and damage waiver fees is related to an increase in the number of leases subject to such fees as the overall lease portfolio grows. Most of our service contract revenue is derived from our LeaseComm portfolio, for which we have not purchased any new security service contracts since 2004. Consequently, our service contract revenue from LeaseComm represents a less significant portion of our revenue stream over time. Beginning in the second quarter of 2012, TimePayment has been acquiring a limited number of service contracts.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Selling, general and administrative	$4,466	14.5%	$3,900
As a percent of revenue	29.7%		28.3%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $0.6 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase in SG&A during the third quarter of 2012 was attributable to increases in compensation-related expenses of $326,000, marketing and promotion costs of $75,000, cost of equipment sales of $68,000, and other net increases of $97,000. The number of employees as of September 30, 2012, was 145 compared to 133 as of September 30, 2011.

Provision for Credit Losses

	Three Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Provision for credit losses	$4,847	7.3%	$4,517
As a percent of revenue	32.2%		32.8%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $0.3 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, while net charge-offs increased by 7.0% to $4.5 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The decrease in the allowance as a percentage of revenue reflects improvements in delinquency levels of the lease portfolio.

Depreciation and Amortization

	Three Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Depreciation – property and equipment	$149	11.2%	$134
Depreciation – rental equipment and service contracts	934	26.4	739

Total depreciation and amortization	$1,083	24.1%	$873

As a percent of revenue	7.2%		6.3%

Depreciation and amortization expense consists of depreciation on property and equipment and rental equipment and the amortization of service contracts. Property and equipment are recorded at cost and depreciated over their expected useful lives. Certain rental contracts are originated as a result of the renewal provisions of our lease agreements where at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. The rental equipment is recorded at its residual value and depreciated over a term of 12 months. This term represents the estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed. Investments in service contracts are amortized over the expected life of the contract.

Depreciation expense on rental contracts increased by $0.2 million during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase in depreciation is due to the increase in the overall size of our portfolio of rental equipment due to the increase in the number of TimePayment lease contracts reaching maturity and converting to rentals. Depreciation and amortization of property and equipment increased by $15,000 for the three months ended September 30, 2012.

Interest Expense

	Three Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Interest	$747	6.7%	$700
As a percent of revenue	5.0%		5.1%

We pay interest on borrowings under our revolving line of credit. Interest expense increased by $47,000 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. This increase resulted primarily from an increase in the level of borrowing on our revolving line of credit. At September 30, 2012, the balance on our revolving line of credit was $69.3 million compared to $60.5 million at September 30, 2011. The interest rate on our loans at September 30, 2012 was between 3.19% and 4.00%, as compared to interest rates between 3.53% and 4.50% at September 30, 2011.

Provision for Income Taxes

	Three Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Provision for income taxes	$1,587	9.0%	$1,456
As a percent of revenue	10.6%		10.6%
As a percent of income before taxes	40.8%		38.5%

The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $0.1 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. This increase resulted primarily from the $0.1 million increase in pre-tax income combined with an increase in the accrual rate from 38.5% at September 30, 2011 to 40.8% at September 30, 2012 due to the utilization of federal and certain state net operating loss carryforwards in prior periods that are no longer available.

As of December 31, 2011, we had a liability of $17,000 for unrecognized tax benefits and a liability of $4,000 for accrued interest and penalties related to various state income tax matters. As of September 30, 2012, we had a liability of $20,000 for unrecognized tax benefits and a liability of $4,000 for accrued interest and penalties related to a state income tax matter. The increase in the unrecognized tax benefit relates to additional exposure related to an ongoing audit. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2009, and our state income tax returns are subject to examination for tax years ended on or after December 31, 2008.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. During the third quarter of 2011, we amended our revolving line of credit which reduced our interest rate to a more current rate. We have determined that the fair value of our revolving line of credit at September 30, 2012 approximates its carrying value.

Results of Operations - Nine months ended September 30, 2012, compared to the nine months ended September 30, 2011

Revenue

	Nine Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Income on financing leases	$29,715	7.9%	$27,543
Rental income	7,181	14.5	6,271
Income on service contracts	265	(14.0)	308
Loss and damage waiver fees	3,978	8.6	3,662
Service fees and other income	2,837	1.4	2,798

Total revenues	$43,976	8.4%	$40,582

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

Total revenues for the nine months ended September 30, 2012, were $44.0 million, an increase of $3.4 million, or 8.4%, from the nine months ended September 30, 2011. The overall increase was due to an increase of $2.2 million in income on financing leases, an increase of $0.9 million in rental income and a $0.3 million increase in loss and damage waiver fees. The increase in income on financing leases is a result of the continued growth in new lease originations. The increase in loss and damage waiver fees is related to an increase in the number of leases subject to such fees as the overall lease portfolio grows. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Selling, general and administrative	$12,847	8.0%	$11,890
As a percent of revenue	29.2%		29.3%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $1.0 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase was primarily driven by increases in compensation related expenses of $0.8 million and an increase in marketing expenses of $146,000.

Provision for Credit Losses

	Nine Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Provision for credit losses	$14,291	5.7%	$13,520
As a percent of revenue	32.5%		33.3%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $0.8 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Net charge-offs increased by 4.8% to $14.1 million. The provision is based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The decrease in the allowance as a percentage of revenue reflects improvements in delinquency levels of the lease portfolio.

Depreciation and Amortization

	Nine Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Depreciation – property and equipment	$452	20.5%	$375
Depreciation – rental equipment and service contracts	2,704	37.8	1,962

Total depreciation and amortization	$3,156	35.0%	$2,337

As a percent of revenue	7.2%		5.8%

Depreciation and amortization expense consists of depreciation on property and equipment and rental equipment, and the amortization of service contracts. Property and equipment are recorded at cost and depreciated over their expected useful lives. Certain rental contracts are originated as a result of the renewal provisions of our lease agreements where at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. The rental equipment is recorded at its residual value and depreciated over a term of 12 months. This term represents the estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed. Investments in service contracts are amortized over the expected life of the contract.

Depreciation expense on rental contracts increased by $0.7 million for the nine months ended September 30, 2012, as compared to the six months ended September 30, 2011. The increase in depreciation is due to the increase in the overall size of our portfolio of rental equipment and service contracts. Depreciation and amortization of property and equipment increased by $77,000 for the nine months ended September 30, 2012.

Interest Expense

	Nine Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Interest	$2,035	(0.4)%	$2,043
As a percent of revenue	4.6%		5.0%

We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $8,000 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. This decrease resulted primarily from a reduction in interest rates, offset by an increase in the level of borrowing on our revolving line of credit. At September 30, 2012, the balance on our revolving line of credit was $69.3 million compared to $60.5 million at September 30, 2011. The interest rate on our loans at September 30, 2012, was between 3.19% and 4.0%, as compared to rates between 3.53% and 4.5% at September 30, 2011.

Provision for Income Taxes

	Nine Months Ended September 30,
	2012	Change	2011
	(Dollars in thousands)
Provision for income taxes	$4,688	12.8%	$4,155
As a percent of revenue	10.7%		10.2%
As a percent of income before taxes	40.3%		38.5%

The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary. The provision for income taxes increased by $0.5 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. This increase resulted primarily from the $0.9 million increase in pre-tax income combined with an increase in the accrual rate from 38.5% at September 30, 2011 to 40.3% at September 30, 2012 due to the utilization of federal and certain state net operating loss carryforwards in prior periods that are no longer available.

As of December 31, 2011, we had a liability of $17,000 for unrecognized tax benefits and a liability of $4,000 for accrued interest and penalties related to various state income tax matters. As of September 30, 2012, we had a liability of $20,000 for unrecognized tax benefits and a liability of $4,000 for accrued interest and penalties related to a state income tax matter. The increase in the unrecognized tax benefit relates to additional exposure related to an ongoing audit. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2009, and our state income tax returns are subject to examination for tax years ended on or after December 31, 2008.

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

(dollars in thousands)	September 30, 2012		December 31, 2011
Current	$181,823	85.6%	$170,038	84.8%
31-60 days past due	6,842	3.2	6,600	3.3
61-90 days past due	4,944	2.3	4,324	2.2
Over 90 days past due	18,882	8.9	19,537	9.7

Gross receivables due in installments	$212,491	100.0%	$200,499	100.0%

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

For the nine months ended September 30, 2012 and 2011, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $65.3 million for the nine months ended September 30, 2012, compared to $62.9 million for the nine months ended September 30, 2011. At September 30, 2012, we had approximately $69.3 million outstanding under our revolving line of credit facility and had available additional borrowing capacity of approximately $30.7 million as described below.

We used net cash in investing activities of $69.5 million and $57.9 million during the nine months ended September 30, 2012 and 2011, respectively. Investing activities primarily relate to the origination of leases, and the increase in cash used is consistent with our focused and targeted sales and marketing effort.

Net cash provided by financing activities was $4.0 million for the nine months ended September 30, 2012, and net cash used in financing activities was $4.8 million for the nine months ended September 30, 2011. Financing activities primarily consist of the borrowings and repayments under our revolving line of credit facility and dividend payments.

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

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	September 30, 2012				December 31, 2011
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving line of credit facility (1)	$69,312	3.19-4.00%	$30,688	$100,000	$62,740	3.13-4.00%	$37,260	$100,000

(1)	The unused capacity is subject to the borrowing base formula.

At September 30, 2012, $65.0 million of our loans were LIBOR Loans and $4.3 million of our loans were Prime Rate Loans. As of September 30, 2012, the qualified lease receivables eligible under the borrowing base exceeded the $100 million revolving line of credit. See additional details related to our revolving line of credit in Note F to our Condensed Consolidated Financial Statements.

Dividends

Dividends declared and paid or payable were as follows:

	2012
	Date Declared	Record Date	Payment Date	Dividend per Share
	January 31, 2012	February 10, 2012	February 15, 2012	$0.06
	April 19, 2012	April 30, 2012	May 15, 2012	0.06
	July 19, 2012	July 30, 2012	August 15, 2012	0.06
	October 18 , 2012	October 31, 2012	November 15, 2012	0.06

Total				$0.24

	2011
	Date Declared	Record Date	Payment Date	Dividend per Share
	January 21, 2011	February 1, 2011	February 15, 2011	$0.05
	April 21, 2011	May 2, 2011	May 13, 2011	0.05
	July 21, 2011	August 1, 2011	August 15, 2011	0.05
	October 25, 2011	November 4, 2011	November 15, 2011	0.06

Total				$0.21

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

Share repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at any time. During the nine months ended September 30, 2012, we did not repurchase any shares of our common stock under our stock buyback program. Since the program’s inception, we have repurchased a total of 86,295 shares of our common stock at a total cost of approximately $378,000.

Contractual Obligations and Lease Commitments

Contractual Obligations

We have entered into various agreements, such as debt and operating lease agreements, which require future payments. For the nine months ended September 30, 2012, we had borrowed $96.8 million against our revolving line of credit and had repaid $90.2 million. The $69.3 million of outstanding borrowings as of September 30, 2012, will be repaid by the daily application of TimePayment receipts to our outstanding balance.

Our future minimum cash lease payments under non-cancelable operating leases are as follows:

	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Operating lease obligations	$181	$738	$638	$595	$607	$980

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

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of September 30, 2012, we have repaid all of our fixed-rate debt and have $69.3 million of outstanding variable interest rate obligations under our revolving line of credit.

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

Internal control over financial reporting

During the fiscal quarter ended September 30, 2012, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)	Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012, and twelve months ended December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By:	/s/ Richard F. Latour
President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.
Vice President and Chief Financial Officer

Date: November 14, 2012