Form 10-K
period 2012-12-31
MICROFINANCIAL INC
filed 2013-03-29
CIK 827230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-14771

MicroFinancial Incorporated

(Exact name of Registrant as Specified in its Charter)

Massachusetts	04-2962824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 New England Executive Park, Suite 200, Burlington, MA	01803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (781) 994-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 the last day of the registrant’s most recently completed second fiscal quarter, was approximately $72,053,194 computed by reference to the closing price of such stock as of such date.

As of March 16, 2013, 14,501,080 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2012, are incorporated by reference in Part III hereof.

PART I

ITEM 1.	BUSINESS

General

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) was formed as a Massachusetts corporation on January 27, 1987. We operate primarily through our wholly-owned subsidiaries, TimePayment Corp. (“TimePayment”) and Leasecomm Corporation (“Leasecomm”). TimePayment is a specialized commercial/consumer finance company that provides “microticket” equipment leasing and other financing services. Leasecomm started originating leases in January 1986, and in October 2002 suspended virtually all originations due to an interruption in financing. TimePayment commenced originating leases in July 2004. The average amount financed by TimePayment in 2012 was approximately $5,100, compared to the 2011 average of $5,900, while Leasecomm historically financed contracts averaging approximately $1,900. We have used proprietary software in developing a sophisticated, multi-level pricing model and in automating our credit approval and collection systems, including a fully-automated Internet-based application, credit scoring and approval process.

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

TimePayment finances a wide variety of products, including, but not limited to, water filtration systems, food service equipment, security equipment, point of sale (POS) cash registers, salon equipment, copiers, health care and fitness equipment and automotive repair equipment. Water filtration systems represented approximately 25% of the amount financed in its portfolio as of December 31, 2012. No other single product represented more than 20% of the amount financed in its portfolio as of December 31, 2012.

We finance the origination of our leases and contracts primarily through cash provided by operating activities and borrowings under our revolving line of credit. In August 2007, we entered into a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, from $100 million to $150 million. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

The following is a chronology of the total commitment under the revolving credit facility with the associated rate options in effect during the three years ending December 31, 2012. As of December 31, 2012, the total commitment under the facility was $150 million.

Amendment Date	Total Commitment under Credit Facility (in millions)	Rate options(1)			Minimum Rate	Facility Expiration
February 2009	$85	Prime plus 1.75%	or	LIBOR plus 3.75%	5.00%	August 2010
July 2010	100	Prime plus 1.25%	or	LIBOR plus 3.25%	None	August 2013
October 2011	100	Prime plus 0.75%	or	LIBOR plus 2.75%	None	August 2014
December 2012	150	Base(2) plus 0.75%	or	LIBOR plus 2.50%	None	December 2016

(1)	Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan.

(2)	The “base rate” is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%.

Leasing, Servicing and Financing Programs

We originate leases for products that typically have limited distribution channels and are costly to sell. We facilitate sales of such products by allowing dealers to make them available to their customers for a small monthly lease payment rather than a higher initial purchase price. We primarily lease and rent low-priced commercial equipment to small merchants. In addition we have acquired service contracts and contracts in certain other financing markets, and continue to look for opportunities to invest in these types of assets. Our current portfolio also includes consumer financings which consist of service contracts from dealers that primarily provide residential security monitoring services, as well as consumer leases for a wide range of consumer products.

We originate and continue to service contracts in all 50 states, the District of Columbia and Puerto Rico. The concentration of leases in certain states as of the end of each of the past three years, as a percentage of our total portfolio, is reflected below. No other state accounted for more than five percent of such total.

Year Ended December 31,	Florida	California	Texas	New York
2010	13%	11%	8%	8%
2011	13%	11%	8%	9%
2012	13%	12%	8%	8%

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

During the term of a typical lease, we receive payments sufficient, in the aggregate, to cover our borrowing cost and the cost of the underlying equipment, and to provide us with an appropriate profit. Throughout the term of the lease, we charge late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases we funded in 2012 generally range from 12 to 60 months, with an average initial term of 42 months.

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

Dealers

We provide financing to obligors under microticket leases and contracts through a nationwide network of equipment vendors, independent sales organizations and brokers (to whom we refer collectively in this report as “dealers”). We do not sign exclusive agreements with our dealers. Dealers interact directly with potential lessees and typically market not only their products and services, but also the financing arrangements offered through us. During the year ended 2012 we had over 1,200 different dealers originating leases and contracts.

During the year ended December 31, 2012, our top dealer accounted for 4.4% of the leases originated. During the year ended December 31, 2011, our top dealer accounted for 3.3% of the leases originated. During the year ended December 31, 2010, our top dealer accounted for 3.2% of the leases originated.

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

Underwriting

The nature of our business requires that the underwriting process perform two levels of review: the first focused on the ultimate end-user of the equipment or service and the second focused on the dealer. The approval process begins with the submission by telephone, facsimile or electronic transmission of a credit application by the dealer. Upon submission, we either manually or through TimePaymentDirect conduct our own independent credit investigation of the lessee using our proprietary database. In order to facilitate this process, we will use recognized commercial credit reporting agencies such as Dun & Bradstreet, Paynet and Experian. Our software evaluates this information on a two-dimensional scale, examining both credit depth (how much information exists on an applicant) and credit quality (credit performance, including past payment history). We use this information to underwrite a broad range of credit risks and provide financing in situations where our competitors may be unwilling to provide such financing. The credit-scoring model is complex and automatically adjusts for different transactions. In situations where the amount financed is over $10,000, we may go beyond our own database and recognized commercial credit reporting agencies to obtain information from less readily available sources such as banks. In certain instances, we will require the lessee to provide verification of employment and salary.

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

Service Contracts

We have from time to time acquired service contracts under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we purchase the right to the payment stream under the monitoring contract from the dealer at a negotiated multiple of the monthly payments. In prior years, most of our service contract revenue was derived from our Leasecomm portfolio, for which we have not purchased any new security service contracts since 2002. Consequently, our service contract revenue from Leasecomm represents a less significant portion of our revenue stream over time. However, in the second quarter of 2012, TimePayment began purchasing security monitoring service contracts. Revenue from the TimePayment security monitoring contracts has offset much of the decrease in Leasecomm service contracts.

Bulk and Portfolio Acquisitions

In addition to originating leases through our dealer relationships, from time to time we have also purchased lease portfolios from dealers or other sources. While certain of these leases may not have met our underwriting standards at inception, we will purchase the leases once the lessee demonstrates a satisfactory payment history. We prefer to acquire these smaller lease portfolios in situations where the seller will continue to act as a dealer following the acquisition. We did not purchase any material portfolios in the three most recent fiscal years.

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

Employees

As of December 31, 2012, we had 152 full-time employees, of whom 56 were engaged in sales and underwriting activities and dealer service, 65 were engaged in servicing and collection activities, and 31 were engaged in general administrative activities. We believe that our relationship with our employees is good. None of our employees are members of a collective bargaining unit in connection with their employment with us.

Executive Officers

Name and Age of Executive Officers	Title
Richard F. Latour, 59	Director, President, Chief Executive Officer, Treasurer, Clerk and Secretary
James R. Jackson, Jr., 51	Vice President and Chief Financial Officer
Steven J. LaCreta, 53	Vice President, Lessee Relations and Legal
Stephen J. Constantino, 47	Vice President, Human Resources
Vartan Hagopian, 55	Vice President, Sales (TimePayment Corp.)

Richard F. Latour has served as our President, Chief Executive Officer, Treasurer, Clerk and Secretary since October 2002. Prior to becoming Chief Executive Officer, he served as President, Chief Operating Officer, Treasurer, Clerk and Secretary from February 2002, since which time he has also been a director. From 1995 to January 2002, he served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, Clerk and Secretary. From 1986 to 1995 Mr. Latour served as Vice President of Finance and Chief Financial Officer. Prior to joining us, Mr. Latour was Vice President of Finance with Trak Incorporated, an international manufacturer and distributor of consumer goods, where he was responsible for all financial and operational functions. Mr. Latour earned a B.S. in accounting from Bentley College in Waltham, Massachusetts.

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

Vartan Hagopian was appointed Vice President of Sales of our primary subsidiary, TimePayment Corp., in December 2011. Prior to joining us, from 1998 to 2007, Mr. Hagopian served in senior sales leadership roles at Monster Worldwide, Inc. After Monster, Mr. Hagopian served in senior sales leadership roles at Yodle, Inc. from 2007 to 2008 and Health Diagnostics, LLC from 2008 to 2009. He established a sales strategy consulting practice for startup companies from 2009 to 2011.

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

Since August 2007, we have had a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility is currently $150 million and the maturity date is December 2016. At December 31, 2012, $70.4 million was outstanding under the facility. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

Our ability to draw down amounts under our credit facility is potentially restricted by a borrowing base calculated with respect to our eligible receivables ($130.8 million at December 31, 2012), and our revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. Our credit facility contains certain provisions which limit our ability to incur indebtedness from other sources. Any credit facility we enter into upon renewal or replacement of our existing credit facility may have similar or additional financial covenants or restrictions. Any default or other interruption of our external funding could have a material negative effect on our ability to fund new leases and contracts, and could, as a consequence, have an adverse effect on our financial results.

A protracted economic downturn may cause an increase in defaults under our leases and lower demand for the commercial equipment we lease.

A protracted economic downturn, similar to the one the United States and other nations experienced in recent years, could result in a decline in the demand for some of the types of equipment or services we finance, which could lead to a decline in originations. A protracted economic downturn may slow the development and continued operation of small commercial businesses, which are the primary market for the commercial equipment leased by us. Such a downturn could also adversely affect our ability to obtain capital to fund lease and contract originations or acquisitions, or to complete securitizations. In addition, a protracted downturn could result in an increase in delinquencies and defaults by our lessees and other obligors, which could have an adverse effect on our cash flow and earnings, as well as on our ability to securitize leases. These factors could have a material adverse effect on our business, financial condition and results of operations.

Additionally, as of December 31, 2012, leases in the states of Florida, California, Texas and New York collectively accounted for approximately 41% of our portfolio. Economic conditions in these states may affect the level of collections from, as well as delinquencies and defaults by, these obligors and may thus have a disproportionate effect on our operations compared to economic conditions in other states or regions.

We experience a significant rate of default under our leases, and a higher than expected default rate would have an adverse effect on our cash flow and earnings.

Even in times of general economic growth, the credit characteristics of our lessee base correspond to a high incidence of delinquencies, which in turn may lead to significant levels of defaults. The credit profile of our lessees heightens the importance of both pricing our leases and contracts for the risk assumed, as well as maintaining an adequate allowance for losses. Our lessees, moreover, have been affected by the recent economic downturn, like many small businesses. Significant defaults by lessees in excess of those we anticipate in setting our prices and allowance levels may adversely affect our cash flow and earnings. Reduced cash flow and earnings could limit our ability to repay debt and obtain financing, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our portfolio is comprised of a wide variety of equipment including, but not limited to, water filtration systems, food service equipment, security equipment, point of sale (POS) cash registers, salon equipment, copiers, health care and fitness equipment and automotive repair equipment. As of December 31, 2012, water filtration systems represented approximately 25% of the amount financed by TimePayment. Reduced demand for financing of the types of equipment we lease could adversely affect our lease origination volume, which in turn could have a material adverse effect on our business, financial condition and results of operations. Technological advances may lead to a decrease in the price of these types of systems or equipment and a consequent decline in the need for financing of such equipment. These changes could reduce the need for outside financing sources that would reduce our lease financing opportunities and origination volume in such products. These types of equipment are often leased by small commercial businesses which may be particularly susceptible to economic downturn, which may also affect demand for these products.

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

Since we generally fund our leases and contracts through our credit facilities or from working capital, our operating margins could be adversely affected by an increase in interest rates. For example, the applicable interest rate for borrowings under the December 2012 amended facility is, at the borrower’s option the “base rate” plus 0.75% per annum or LIBOR plus 2.50%. The “base rate” is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%. The implicit yield on all of our leases and contracts is fixed due to the leases and contracts having scheduled payments that are fixed at the time of origination. When we originate or acquire leases or contracts, we base our pricing in part on the “spread” we expect to achieve between the implicit yield on each lease or contract and the effective interest cost we expect to pay when we finance such leases and contracts. Increases in interest rates during the term of each lease or contract could narrow or eliminate the spread, or result in a negative spread, to the extent such lease or contract was financed with variable-rate funding. We may undertake to hedge against the risk of interest rate increases, based on the size and interest rate profile of our portfolio. Such hedging activities, however, would limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, our hedging activities may not protect us from interest rate-related risks in all interest rate environments. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. We do not currently have any hedging arrangements with respect to interest rate changes.

We may not be able to realize our entire investment in the residual interests in the equipment covered by our leases.

At the inception of a lease, we record a residual value for the lease equipment as an asset based upon an estimate of the fair market value of the equipment at lease maturity. There can be no assurance that our estimated residual values will be realized due to technological or economic obsolescence, unusual wear or tear on the equipment, or other factors. Failures to realize the recorded residual values may have a material adverse effect on our business, financial condition and results of operations.

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

On August 17, 2010, the International Accounting Standards Board (IASB) and Financial Accounting Standards Board (FASB) released a joint exposure draft that would dramatically change lease accounting for both lessees and lessors by requiring balance sheet recognition of all leases. At their June 13, 2012, joint board meeting, the International Accounting Standards Board (IASB) and the FASB (collectively, the Boards) agreed on an approach for the accounting for lease expenses as part of their joint project to revise lease accounting. In September 2012, the Boards reached tentative decisions regarding sale and leaseback transactions and other lease accounting issues. The Boards expect to issue the revised exposure draft in the first half of 2013, with a 120-day comment period. As part of the deliberation process, the Boards reviewed nearly 800 comment letters and held public roundtable meetings and preparer workshops. A key issue raised by stakeholders in this process was the front-loading of expense recognition for lessees in the proposal. The Boards have tentatively agreed to change the expense recognition pattern and income statement presentation for certain leases. If these accounting changes are adopted in a form that makes equipment leasing less attractive to small business owners, it could result in a reduction in the demand for equipment leases, and could have an adverse effect on our results of operations and financial condition.

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

In addition to organic growth a portion of our growth strategy may involve acquisitions of leasing companies or portfolios from time to time. Our inability to identify suitable acquisition candidates or portfolios, or to complete acquisitions on favorable terms, could limit our ability to grow our business. Any major acquisition would require a significant portion of our resources. The timing, size and success, if at all, of our acquisition efforts and any associated capital commitments cannot be readily predicted. We may finance future acquisitions by using shares of our common stock, cash or a combination of the two. Any acquisition we make using common stock would result in dilution to existing stockholders. If the common stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept common stock as part or all of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, or to incur additional indebtedness in order to initiate and complete acquisitions. Additional debt, or intangible assets incurred as a result of any such acquisition, could have a material adverse effect on our business, financial condition or results of operations. In addition, our credit facilities contain covenants that place significant restrictions on our ability to acquire all or substantially all of the assets or securities of another company. These provisions could prevent us from making an acquisition we may otherwise see as attractive, whether by using shares of our common stock as consideration or by using cash.

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

Our success depends to a large extent upon the abilities and continued efforts of Richard Latour, President and Chief Executive Officer and James R. Jackson, Jr., Vice President and Chief Financial Officer, and our other senior management. We have entered into employment agreements with Mr. Latour and Mr. Jackson, as well as other members of our senior management. The loss of the services of one or more of the key members of our senior management before we are able to attract and retain qualified replacement personnel could have a material adverse effect on our financial condition and results of operations. In addition, under our Sovereign credit facility, an event of default would arise if Mr. Latour or Mr. Jackson were to leave their positions as our Chief Executive Officer or Chief Financial Officer, respectively, unless replacements suitable to the majority of the lenders under the credit facility were appointed within 90 days. Our failure to comply with these provisions could have a material adverse effect on our business, financial condition or results of operations.

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

We declared dividends of $0.24, $0.21 and $0.20 per share during 2012, 2011 and 2010, respectively. Future dividend payments are subject to ongoing review and evaluation by our Board of Directors. The decision as to the amount and timing of future dividends we may pay, if any, will be made in light of our financial condition, capital requirements and growth plans, as well as our external financing arrangements and any other factors our Board of Directors may deem relevant. We can give no assurance as to the amount and timing of the payment of future dividends.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

Given the number of transactions we process each year, our business is heavily dependent on our information technology systems. We rely on our information systems to effectively manage our business data, perform underwriting functions, perform billing cycles, process cash collections, perform tax compliance functions, and other vital business processes. Our business system stores the confidential information of our customers, suppliers and employees, including personal identification information, credit card data, and other information. We have taken steps to secure our management information systems.

Our information technology systems may be vulnerable to cyber-attacks or viruses, security breaches, theft of information, interruptions or other damages from circumstances beyond our control including natural disasters and errors from our employees. Cyber-attacks could result in the loss or misuse of information, damage to our reputation, litigation, fines and other potential liabilities. If we encounter damage to our systems, a security breach of our systems or difficulty maintaining or upgrading current systems, our business operations could be disrupted and it could have a material adverse effect on our business.

ITEM 2.	PROPERTIES

At December 31, 2012, our corporate headquarters and operations center occupied approximately 24,000 square feet of office space at New England Executive Park in Burlington, Massachusetts 01803. The lease for this space expires on July 31, 2017.

On March 2, 2011, we entered into an office lease agreement through 2014 for 2,667 square feet of office space located at 2801 Townsgate Road, Thousand Oaks, CA 91361. On November 7, 2012, we amended this lease to add additional space totaling 2,319 square feet to the existing premises, commencing February 8, 2013. We also extended the term of the lease through June 30, 2018.

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

	2012				2011
Stock Price	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$7.11	$8.46	$9.96	$9.48	$5.00	$5.98	$6.42	$6.23
Low	$5.66	$6.19	$7.86	$6.51	$3.87	$4.35	$5.00	$4.94

Holders

We believe there were approximately 800 stockholders of MicroFinancial, Inc. as of March 15, 2013, including beneficial owners who hold through a broker or other nominee. As of the same date, there were 41 stockholders of record.

Dividends

Dividends declared and paid or payable in the two most recently completed fiscal years were as follows:

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

Our credit facility also restricts the amount of cash that TimePayment can dividend up to MicroFinancial during any year to 50% of consolidated net income for the immediately preceding year.

Repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at any time.

We did not repurchase any shares of our common stock under our stock buyback program during our fiscal year ended December 31, 2012. Since the program’s inception through December 31, 2012, we have repurchased a total of 86,295 shares of our common stock at a total cost of approximately $378,000.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2007, with the S&P 400 Mid-Cap Financials Index, the S&P Small Cap 600 Financials Index and the NASDAQ Composite. Cumulative total stockholder return shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2007, and the reinvestment of dividends. The historic stock price performance information shown in this graph may not be indicative of current stock price levels or future stock price performance.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except share and per share data)
Income Statement Data:
Revenues:
Income on financing leases	$40,008	$37,032	$34,398	$29,415	$23,095
Rental income	9,737	8,574	7,773	8,584	9,829
Income on service contracts	388	398	512	676	925
Other income(1)	9,183	8,669	8,246	7,490	5,676

Total revenues	59,316	54,673	50,929	46,165	39,525

Expenses:
Selling, general and administrative	17,466	15,873	13,839	13,371	13,060
Provision for credit losses	19,490	18,250	23,148	22,039	15,313
Depreciation and amortization	4,355	3,270	2,212	1,628	976
Interest	2,639	2,661	3,150	2,769	1,020

Total expenses	43,950	40,054	42,349	39,807	30,369

Income before provision for income taxes	15,366	14,619	8,580	6,358	9,156
Provision for income taxes	6,015	5,628	3,284	2,231	3,206

Net income	$9,351	$8,991	$5,296	$4,127	$5,950

Net income per common share:
Basic	$0.65	$0.63	$0.37	$0.29	$0.42
Diluted	0.64	0.62	0.37	0.29	0.42
Weighted-average shares:
Basic	14,321,815	14,247,413	14,240,308	14,147,436	14,002,045
Diluted	14,689,531	14,525,566	14,466,266	14,261,644	14,204,105
Dividends declared per common share	$0.24	$0.21	$0.20	$0.15	$0.20

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,557	$2,452	$1,528	$391	$5,047
Restricted cash	1,213	382	753	834	528
Gross investment in leases(2)	237,642	223,786	212,899	194,629	158,138
Unearned income	(62,244)	(59,946)	(59,245)	(55,821)	(49,384)
Allowance for credit losses	(14,038)	(13,180)	(13,132)	(13,856)	(11,722)
Investment in service contracts, net	797	—	—	—	32
Investment in rental contracts, net	1,037	898	461	379	240
Total assets	169,629	155,342	143,605	127,097	104,850
Revolving line of credit	70,380	62,740	62,650	51,906	33,325
Total liabilities	87,237	79,619	74,118	60,332	40,512
Total stockholders’ equity	82,392	75,723	69,487	66,765	64,338

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except statistical data)
Other Data:
Operating Data:
Value of leases originated(3)	$131,375	$114,435	$116,052	$113,987	$104,698
Investment in lease and service contracts(4)	90,777	77,684	77,794	76,306	68,007
Average yield on leases(5)	27.6%	27.4%	27.8%	27.7%	28.5%
Cash Flows From (Used In):
Operating activities	$90,781	$83,468	$73,714	$57,897	$43,310
Investing activities	(92,593)	(79,635)	(79,635)	(77,969)	(69,523)
Financing activities	2,917	(2,909)	7,058	15,416	24,180

Net change in cash and cash equivalents	$1,105	$924	$1,137	$(4,656)	$(2,033)

Selected Ratios:
Return on average assets	5.75%	6.02%	3.91%	3.56%	6.77%
Return on average stockholders’ equity	11.83	12.38	7.77	6.30	9.51
Operating margin(6)	58.76	60.12	62.30	61.51	61.91
Credit Quality Statistics:
Net charge-offs	$18,632	$18,202	$23,872	$19,906	$9,313
Net charge-offs as a percentage of average gross investment(7)	8.08%	8.34%	11.72%	11.28%	7.15%
Provision for credit losses as a percentage of average gross investment(7)	8.45	8.36	11.36	12.49	11.76
Allowance for credit losses as a percentage of gross investment(8)	5.91	5.89	6.17	7.12	7.41

(1)	Includes loss and damage waiver fees, service fees, interest income, and miscellaneous revenue.
(2)	Consists of receivables due in installments and estimated residual value.
(3)	Represents the amount paid to dealers upon funding of leases plus the associated unearned income.
(4)	Represents the net amount paid to dealers upon funding of leases and service contracts.
(5)	Represents the aggregate of the implied interest rate on each lease originated during the period weighted by the amount funded.
(6)	Represents income before provision for income taxes and provision for credit losses as a percentage of total revenues.
(7)	Represents a percentage of average gross investment in leases.
(8)	Represents allowance for credit losses as a percentage of gross investment in leases and net investment in service contracts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following discussion includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). When used in this discussion, the words “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things, those associated with:

•	the demand for the equipment types we finance;

•	our significant capital requirements;

•	our ability or inability to obtain the financing we need, or to use internally generated funds, in order to continue originating contracts;

•	the risks of defaults on our leases;

•	our provision for credit losses;

•	our residual interests in underlying equipment;

•	possible adverse consequences associated with our collection policy;

•	the effect of higher interest rates on our portfolio;

•	increasing competition;

•	increased governmental regulation of the rates and methods we use in financing and collecting on our leases and contracts;

•	acquiring other portfolios or companies;

•	dependence on key personnel;

•	changes to accounting standards for equipment leases;

•	adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations;

•	general economic and business conditions; and

•	information technology systems disruptions or security breaches.

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

Overview

We are a specialized commercial/consumer finance company that provides microticket equipment leasing and other financing services. Our wholly-owned operating subsidiary, TimePayment Corp, was established in

June 2004. The average amount financed by TimePayment during 2012 was approximately $5,100, compared to the 2011 average of $5,900, while Leasecomm historically financed contracts averaging approximately $1,900. Our portfolio consists of, but not limited to, water filtration systems, food service equipment, security equipment, point of sale (POS) cash registers, salon equipment, copiers, health care and fitness equipment and automotive repair equipment.

We derive the majority of our revenues from leases originated and held by us, payments on service contracts, rental contracts and fee income. Historically, we have funded the majority of our leases and contracts through our revolving-credit loans, term loans, cash from operations and on-balance sheet securitizations, and to a lesser extent our subordinated debt programs.

We currently finance the origination of our leases and contracts primarily through cash provided by operating activities and borrowings under our revolving line of credit. In August 2007, we entered into a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, from $100 million to $150 million. In addition, the December 2012 amendment would permit further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender, under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. The applicable interest rate for borrowings under the December 2012 amended facility is, at the borrower’s option the “base rate” plus 0.75% per annum or LIBOR plus 2.50%. The “base rate” is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%. Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan. In connection with the most recent amendment, the maturity date of the facility was extended to December 2016. As of December 31, 2012, the qualified lease receivables eligible under the borrowing base computation was approximately $130.8 million. (See “Borrowings” in the “Liquidity and Capital Resources” section below for additional information.)

In a typical lease transaction, we originate a lease through our nationwide network of equipment vendors, independent sales organizations and brokers. Upon our approval of a lease application and verification that the lessee has received the equipment and signed the lease, we pay the dealer for the cost of the equipment, plus the dealer’s profit margin.

Substantially all leases originated or acquired by us are non-cancelable. During the term of the lease, we are scheduled to receive payments sufficient to cover our borrowing costs and the cost of the underlying equipment and to provide us with an appropriate profit. We pass along some of the costs of our leases and contracts by charging collection fees, loss and damage waiver fees, late fees and other service fees, when applicable. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides us with additional revenues based on the residual value of the equipment at the end of the lease. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of 42 months as of December 31, 2012.

We have also from time to time acquired service contracts under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we purchase the right to the payment stream under the monitoring contract from the dealer at a negotiated multiple of the monthly payments. In prior years, most of our service contract revenue was derived from our Leasecomm portfolio, for which we have not purchased any new security service contracts since 2002. Consequently, our service contract revenue from Leasecomm represents a less significant portion of our revenue stream over time. However, beginning in the second quarter of 2012, TimePayment began acquiring service contracts. Revenue from TimePayment monitoring contracts has offset much of the decrease in Leasecomm service contracts. TimePayment’s revenue from monitoring contracts is expected to continue to grow and to exceed the Leasecomm’s service contract revenue during 2013.

Operating Data

Dealer fundings were $91.7 million during the year ended December 31, 2012, an increase of $13.5 million or 17.3%, compared to the year ended December 31, 2011. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. We funded these contracts using cash provided by operating activities as well as net borrowings of $7.6 million against our revolving line of credit. Receivables due in installments, estimated residual values, and gross investment in rental equipment and service contracts increased from $227.6 million at December 31, 2011 to $242.3 million at December 31, 2012, an increase of $14.7 million, or 6.4%. Unearned income increased by $2.3 million, or 3.8%, from $59.9 million at December 31, 2011, to $62.2 million at December 31, 2012. This increase was due to the $91.7 million in originations in 2012. Net cash provided by operating activities increased by $7.3 million, or 8.8%, to $90.8 million during the year ended December 31, 2012, from the year ended December 31, 2011.

Dealer fundings were $78.2 million during the year ended December 31, 2011, which were flat when compared to the year ended December 31, 2010. We funded these contracts using cash provided by operating activities as well as net borrowings of $90,000 against our revolving line of credit. Receivables due in installments, estimated residual values, and gross investment in rental equipment and service contracts increased from $216.8 million at December 31, 2010, to $227.6 million at December 31, 2011, an increase of $10.9 million, or 5.0%. Unearned income increased by $0.7 million, or 1.2%, from $59.2 million at December 31, 2010, to $59.9 million at December 31, 2011. This increase was due to the $78.2 million in originations in 2011. Net cash provided by operating activities increased by $9.8 million, or 13.2%, to $83.5 million during the year ended December 31, 2011, from the year ended December 31, 2010.

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

Revenue Recognition

Our lease contracts are accounted for as financing leases. At origination, we record the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended if, in our opinion, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, we may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. At the end of the lease term, the lessee has the option to buy the equipment at the fair market value, return the equipment or continue to rent the equipment on a month-to-month basis. If the lessee continues to rent the equipment, we record our investment in the rental contract at its estimated residual value. Rental revenue and depreciation are recognized based on the methodology described below. Other revenues, such as loss and damage waiver fees and service fees relating to the leases and contracts, are recognized as they are earned.

Our investments in cancelable service contracts are recorded at cost and amortized over the expected life of the contract. Income on service contracts from monthly billings is recognized as the related services are provided. Our investment in rental contracts is either recorded at estimated residual value and depreciated using the straight-line method over a period of 12 months, or at the acquisition cost and depreciated using the straight line method over a period of 36 months. Rental income from monthly billings is recognized as the customer continues to rent the equipment. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of our investments in service and rental contracts.

Allowance for Credit Losses

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the microticket market and the individual size of each transaction, we do not have a formal credit review committee to review individual transactions. Rather, we have developed a sophisticated, multi-tiered pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the microticket market and the individual size of each transaction, we do not evaluate transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and maintain a general allowance against our entire portfolio utilizing historical collection statistics and an assessment of current credit risk in the portfolio as the basis for the amount.

Each period the provision for credit losses in the income statement results from the combination of an estimate by management of credit losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods. To serve as a basis for making this provision, we have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of an internally-developed proprietary scoring model that considers several factors including the lessee’s bureau reported credit score at lease inception, and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. In general a receivable is uncollectable when it is 360 days past due, or earlier if other adverse events occur with respect to an account. None of our receivables are placed on non-accrual status, as accounts are charged off when deemed uncollectible. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the relatively small amount necessary to bring an account current.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At December 31, 2012, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. We do not expect our unrecognized tax positions to change significantly over the next twelve months.

Share-Based Compensation

We follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires the measurement of compensation cost for all outstanding unvested share-based awards at fair value and recognition of compensation over the service period for awards expected to vest. We have granted RSU awards that are based upon the achievement of specified performance targets. The estimation of stock awards that will ultimately vest requires judgment (particularly in regards to management’s assessment of the likelihood of achieving the performance targets), and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC Topic 718 and Securities and Exchange Commission, (“SEC”) Staff Accounting Bulletin No. 107 – Share Based Payments. Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of our stock, the risk-free interest rate and our dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us under ASC Topic 718.

Results of Operations

Revenues

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Income on financing leases	$40,007	8.0%	$37,032	7.7%	$34,398
Rental income	9,737	13.6	8,574	10.3	7,773
Income on service contracts	388	(2.5)	398	(22.3)	512
Loss and damage waiver fees	5,385	9.3	4,929	8.2	4,555
Service fees and other	3,799	1.6	3,740	1.3	3,691

Total revenues	$59,316	8.5%	$54,673	7.4%	$50,929

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

Total revenues for the year ended December 31, 2012, were $59.3 million, an increase of $4.6 million or 8.5% from the year ended December 31, 2011. Revenue from leases was $40.0 million, up $3.0 million from the previous year as a result of the continued growth in new lease originations. Rental income was $9.7 million, up $1.2 million from 2011. Other revenue components contributed $9.6 million, up $0.5 million from the previous year in connection with the increased size in our portfolio. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals, partially offset by the attrition of Leasecomm and TimePayment rental contracts. Historically, our service contract revenue was derived from our

Leasecomm portfolio, for which we have not purchased any new security service contracts since 2002. Consequently, our service contract revenue from Leasecomm represents a less significant portion of our revenue stream over time. However, beginning in the second quarter of 2012, TimePayment began acquiring service contracts, and the additional contracts offset all but $10,000 of the attrition in Leasecomm service contracts during 2012. We expect TimePayment’s service contract revenue to continue to increase in 2013.

Total revenues for the year ended December 31, 2011, were $54.7 million, an increase of $3.7 million or 7.4% from the year ended December 31, 2010. Revenue from leases was $37.0 million, up $2.6 million from the previous year as a result of the increased originations. Rental income was $8.6 million, up $0.8 million from 2010. Other revenue components contributed $9.1 million, up $0.3 million from the previous year in connection with the increased size in our portfolio, despite a decline in service contract revenue of $114,000 during the year. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals partially offset by the attrition of Leasecomm rental contracts.

Selling, General and Administrative

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Selling, general and administrative	$17,466	10.0%	$15,873	14.7%	$13,839
As a percent of revenue	29.4%		29.0%		27.1%

Our selling, general and administrative (“SG&A”) expenses include costs of maintaining corporate functions including accounting, finance, collections, legal, human resources, sales and underwriting, and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental and service contracts. SG&A expenses increased by $1.6 million or 10.0%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Significant factors in the increase of the SG&A expense include increases in compensation-related expenses of $1.4 million, an increase in postage costs of $109,000 and an increase in marketing and promotion costs of $85,000. The number of employees as of December 31, 2012, was 152 compared to 135 as of December 31, 2011.

SG&A expenses increased by $2.0 million or 14.7%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Significant factors in the increase of the SG&A expense include increases in payroll and employee benefits of $1.4 million due to the increase in headcount, an increase in rent of $292,000 due to our move to Burlington, MA and the opening of our California office, an increase in consulting and contract labor of $150,000 and an increase in bank service fees of $120,000. These increases were offset in part by decreases in collection expenses of $184,000 and office maintenance expenses of $117, 000, which are now included as part of our monthly rent.

Provision for Credit Losses

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Provision for credit losses	$19,490	6.8%	$18,250	(21.1)%	$23,148
As a percent of revenue	32.9%		33.3%		45.5%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased $1.2 million or 6.8%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Net charge-offs increased $0.4 million to $18.6 million, or 2.4%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The provision was based on providing a general allowance against leases funded during the year and our analysis of actual and expected losses in our portfolio as a whole. The decrease in the allowance as a percentage of revenue reflects improvements in delinquency levels of the lease portfolio.

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

Depreciation and Amortization

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Depreciation – property and equipment	$598	17.3%	$510	(17.1)%	$615
Depreciation – rental equipment	3,671	33.0	2,760	72.8	1,597
Amortization – service contracts	86	100.0	—	0.0	—

Total depreciation and amortization	$4,355	33.2%	$3,270	47.8%	$2,212

As a percent of revenue	7.3%		6.0%		4.3%

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

Investments in service contracts are amortized over the expected life of the contract. In a typical service contract acquisition, a homeowner purchases a home security system and simultaneously signs a contract with the security dealer for monthly monitoring of the system. The security dealer then sells the rights to that monthly payment to us. We perform all of the processing, billing, collection and administrative work on the service contract. In the event the contract terminates prior to its estimated life, the remaining net book value is expensed. Historically, most of our service contract revenue was derived from our Leasecomm portfolio, for which we have not purchased any new security service contracts since 2002. Consequently, our service contract revenue from Leasecomm represents a less significant portion of our revenue stream over time. Beginning in the second quarter of 2012, TimePayment began acquiring service contracts.

Depreciation expense on rentals increased by $0.9 million, or 33.0%, in 2012 in connection with the increase in the TimePayment rental portfolio. The carrying value of our rental equipment increased from $898,000 at December 31, 2011, to $1.0 million at December 31, 2012. The carrying value of our service contracts increased from $0 at December 31, 2011, to $797,000 at December 31, 2012, due to the addition of new TimePayment service contracts. Depreciation on property and equipment increased by $88,000, or 17.3%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Depreciation expense on rentals increased by $1.2 million, or 72.8%, in 2011 in connection with the increase in the TimePayment rental portfolio. The carrying value of our rental equipment increased from $461,000 at December 31, 2010, to $898,000 at December 31, 2011. The carrying value of our service contracts was $0 at December 31, 2011, and December 31, 2010. Depreciation on property and equipment decreased by $105,000 or 17.1% for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Interest Expense

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Interest	$2,639	(0.8)%	$2,661	(15.5)%	$3,150
As a percent of revenue	4.4%		4.9%		6.2%

We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $22,000 or 0.8% for the year ended December 31, 2012, as compared to the year ended December 31, 2011. This decrease resulted primarily from a reduction in interest rates, offset by an increase in the level of borrowing on our revolving line of credit. At December 31, 2012, the balance on our revolving line of credit was $70.4 million compared to $62.7 million at December 31, 2011. The interest rate on our loans during the year ended December 31, 2012, were between 2.96% and 4.00%, as compared to interest rates between 3.13% and 4.50% during the prior year.

Interest expense decreased by $489,000 or 15.5% for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Outstanding borrowings under our revolving line of credit remained relatively flat at $62.7 million at both December 31, 2011, and December 31, 2010. The reduction in interest expense was due to lower interest costs in connection with the October 2011 amendment on our revolving line of credit.

Provision for Income Taxes

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Provision for income taxes	$6,015	6.9%	$5,628	71.4%	$3,284
As a percent of revenue	10.1%		10.3%		6.4%
As a percent of income before taxes	39.1%		38.5%		38.3%

The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are recorded on the balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary.

The provision for income taxes increased by $0.4 million, or 6.9%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. This increase resulted primarily from the $0.7 million increase in income before income taxes, combined with an increase in the effective tax rate from 38.5% at December 31, 2011, to 39.1% at December 31, 2012, due to the utilization of federal and certain state net operating loss carry-forwards in prior periods that are no longer available.

The provision for income taxes increased by $2.3 million, or 71.4%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This increase resulted primarily from the $6.0 million increase in income before income taxes.

Selected Quarterly Data

The following is a summary of our unaudited quarterly results of operations for 2012 and 2011. This unaudited quarterly information was prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring items, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, and you should read them in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands)
Revenues:
Income on leases	$9,635	$9,920	$10,160	$10,293	$9,101	$9,136	$9,306	$9,489
Rental income	2,317	2,402	2,462	2,556	2,006	2,073	2,192	2,303
Income on service contracts	85	85	95	123	108	103	97	90
Loss and damage waiver fees	1,287	1,321	1,370	1,407	1,201	1,220	1,241	1,267
Service fees and other	920	967	950	961	932	931	935	942

Total revenues	14,244	14,695	15,037	15,340	13,348	13,463	13,771	14,091

Expenses:
Selling, general and administrative	4,356	4,025	4,466	4,619	3,953	4,037	3,900	3,983
Provision for credit losses	4,896	4,548	4,847	5,199	4,752	4,251	4,517	4,730
Depreciation and amortization	1,008	1,065	1,083	1,199	681	783	873	933
Interest	633	655	747	604	663	680	700	618

Total expenses	10,893	10,293	11,143	11,621	10,049	9,751	9,990	10,264

Income before provision for income taxes	3,351	4,402	3,894	3,719	3,299	3,712	3,781	3,827
Provision for income taxes	1,340	1,761	1,587	1,327	1,270	1,429	1,456	1,473

Net income	$2,011	$2,641	$2,307	$2,392	$2,029	$2,283	$2,325	$2,354

Net income per common share—basic	$0.14	$0.18	$0.16	$0.17	$0.14	$0.16	$0.16	$0.17
Net income per common share—diluted	0.14	0.18	0.16	0.16	0.14	0.16	0.16	0.16
Dividends declared per common share	0.06	0.06	0.06	0.06	0.05	0.05	0.05	0.06

Exposure to Credit Losses

The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts and service contracts in our portfolio as of December 31, 2012, 2011 and 2010. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	December 31, 2012		December 31, 2011		December 31, 2010
	(dollars in thousands)
Current	$179,887	84.3%	$170,038	84.8%	$160,674	84.1%
31-60 days past due	7,601	3.6	6,600	3.3	6,142	3.2
61-90 days past due	5,825	2.7	4,324	2.2	4,369	2.3
Over 90 days past due	20,153	9.4	19,537	9.7	19,882	10.4

Receivables due in installments	$213,466	100.0%	$200,499	100.0%	$191,067	100.0%

Liquidity and Capital Resources

General

Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since our inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, cash provided by operating activities and the proceeds from our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand, free cash flow, and our line of credit which matures in December 2016. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes, payment of dividends, and capital expenditures.

For the years ended December 31, 2012, 2011 and 2010, our primary sources of liquidity were cash provided by operating activities and borrowings on our line of credit. We generated cash flow from operations of $90.8 million for the year ended December 31, 2012; $83.5 million for the year ended December 31, 2011; and $73.7 million for the year ended December 31, 2010.

Net cash used in investing activities was $92.6 million for the year ended December 31, 2012; $79.6 million for the year ended December 31, 2011 and $79.6 million for the year ended December 31, 2010. Investing activities primarily relate to the origination of leases with investments in lease contracts, direct costs, property, and equipment.

Net cash provided by financing activities was $2.9 million for the year ended December 31, 2012. Net cash used in financing activities was $2.9 million for the year ended December 31, 2011. Net cash provided by financing activities was $7.1 million for the year ended December 31, 2010. Financing activities includes borrowings from and repayments on our various financing sources. During 2012, we borrowed $129.2 million and repaid $121.5 million. During 2011, we borrowed $106.4 million and repaid $106.4 million. During 2010, we borrowed $103.3 million and repaid $92.5 million.

At December 31, 2012, we had approximately $70.4 million outstanding on our revolving line of credit facility, and had available borrowing capacity of approximately $79.6 million as described below. The maturity date of our revolving line of credit is December 2016, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

We believe that cash flows from our existing portfolio, cash on hand, available borrowings on the existing credit facility, and additional financing as required will be sufficient to support our operations and lease origination activity in the near term.

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following as of:

	December 31, 2012				December 31, 2011
	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount
	(Dollars in Thousands)
Revolving credit facility (1)	$70,380	2.96%-4.0%	$79,620	$150,000	$62,740	3.13%-4.50%	$37,260	$100,000

(1)	The unused capacity is subject to the borrowing base formula.

In August 2007, we entered into a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, from $100 million to $150 million. In addition, the December 2012 amendment would permit further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender, under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. In connection with the most recent amendment, the maturity date of the facility was extended to December 2016.

The following is a chronology of the total commitment under the revolving credit facility with the associated rate options in effect during the three years ending December 31, 2012. As of December 31, 2012, the total commitment under the facility was $150 million.

Amendment Date	Total Commitment under Credit Facility (in million)	Rate options(1)			Minimum Rate	Facility Expiration
February 2009	$85	Prime plus 1.75%	or	LIBOR plus 3.75%	5.00%	August 2010
July 2010	100	Prime plus 1.25%	or	LIBOR plus 3.25%	None	August 2013
October 2011	100	Prime plus 0.75%	or	LIBOR plus 2.75%	None	August 2014
December 2012	150	Base(2) plus 0.75%	or	LIBOR plus 2.50%	None	December 2016

(1)	Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan.
(2)	The “base rate” is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%.

At December 31, 2012, $65.0 million of our loans were LIBOR Loans and $5.4 million of our loans were Base Rate Loans. As of December 31, 2012, the qualified lease receivables eligible under the borrowing base computation was approximately $130.8 million.

Financial Covenants

Our Sovereign revolving line of credit, like our prior facilities, has financial covenants that we must comply with in order to obtain funding through the facility and to avoid an event of default. These include requirements that we (i) maintain a ratio of our consolidated net earnings before interest, taxes and non-recurring non-cash items, as calculated under the agreement, to our consolidated interest expense of not less than 1.75:1 as of the end of any fiscal quarter for the four preceding quarters; (ii) maintain a consolidated tangible capital base (defined to mean our consolidated tangible net worth, as calculated under the agreement, plus subordinated debt) of not less than 90% of our consolidated tangible capital base at September 30, 2012, which will be adjusted upward for subsequent quarterly periods by 50% of our net income plus 100% of any equity capital we receive; (iii) maintain a leverage ratio (defined to mean the ratio of consolidated total liabilities, less subordinated debt, to consolidated tangible net worth, plus subordinated debt) at any time to not exceed 3.5 to 1.0; and (iv) not permit receivables over 90 days past due to exceed 18.75% of gross lease installments. The revolving line of credit also contains other affirmative and negative covenants, including restrictions on our ability to incur or guaranty indebtedness, dispose of or acquire assets or engage in a merger transaction, or make certain restricted payments. As of December 31, 2012, we were in compliance with all covenants in our borrowing relationships.

Contractual Obligations and Lease Commitments

The following table summarizes our contractual cash obligations at December 31, 2012, (including our future minimum lease payments under non-cancelable operating leases) and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Payments due by December 31,	Revolving line of credit	Operating lease obligations	Total
2013	$70,380	$745	$71,125
2014	—	712	712
2015	—	728	728
2016	—	744	744
2017	—	759	759
Thereafter	—	421	421

Total	$70,380	$4,109	$74,489

Contractual Obligations

We have entered into various agreements, such as debt and operating lease agreements, which require future payments. During the year ended December 31, 2012, we had borrowed $129.2 million against our revolving line of credit and had repaid $121.5 million. The $70.4 million of outstanding borrowings as of December 31, 2012, will be repaid by the daily application of TimePayment receipts to our outstanding balance and thus is presented in the table above as due in 2013. The facility matures in December 2016.

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

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of December 31, 2012, we have repaid all of our fixed-rate debt and have $70.4 million of outstanding variable interest rate obligations under our Sovereign revolving line of credit.

Our Sovereign line of credit bears interest at rates which fluctuate with changes in the Prime or LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

We maintain an investment portfolio in accordance with our investment policy guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. We minimize investment risk by limiting the amount invested in any single security and by focusing on conservative investment choices with short terms and high credit quality standards. We do not use derivative financial instruments or invest for speculative trading purposes. Investment activity in 2012 and 2011 was very limited given the lack of cash available to invest and the relatively low investment rates being offered.

Recently Issued Accounting Pronouncements

On August 17, 2010, the International Accounting Standards Board (IASB) and Financial Accounting Standards Board (FASB) released a joint exposure draft that would dramatically change lease accounting for both lessees and lessors by requiring balance sheet recognition of all leases. At their June 13, 2012, joint board meeting, the International Accounting Standards Board (IASB) and the FASB (collectively, the Boards) agreed on an approach for the accounting for lease expenses as part of their joint project to revise lease accounting. In September 2012, the Boards reached tentative decisions regarding sale and leaseback transactions and other lease accounting issues. The Boards expect to issue the revised exposure draft in the first half of 2013, with a 120-day comment period.

The September 2012 proposal requires different lease expense recognition patterns for different types of leases. Leases of assets other than real property (i.e., land or a building) would be accounted for using an accelerated approach, unless the lease term is for an insignificant portion of the economic life of the underlying asset or the present value of the fixed lease payments is insignificant relative to the fair value of the underlying asset. Under the accelerated approach, a lessor would recognize in its statement of financial position a right to receive lease payments measured as the sum of the present value of the lease payments and any initial direct costs incurred by the lessor, and recognize a residual asset measured as an allocation of the carrying amount of the underlying asset. The measurement of the residual asset would consist of two amounts: (a) the gross residual asset; and (b) the deferred profit. The lessor would subsequently measure the right to receive lease payments using the effective interest method. Deferred profit on the residual asset would not be recognized until the residual asset is sold or released.

The proposed accounting may result in a material change in our balance sheet and statements of operations because we would need to discount our investments to their net present values. Additionally, the proposed regulations would change the accounting treatment required of lessees. The Boards have modified the initial proposals based upon feedback from stakeholders regarding front-loading of expense recognition for lessees. However, should the final rules be perceived negatively by business owners, it could result in reduced demand for equipment leases and could have an adverse effect on our results of operation and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, under the caption “Market Risk and Financial Instruments.”

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

Under the supervision and with the participation of our management, including our executive officers, we assessed as of December 31, 2012, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2012, was effective.

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

Change in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended December 31, 2012, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our proxy statement for the 2013 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed on or before April 30, 2013, (the “2013 Proxy Statement”) under the headings, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Corporation” and “Election of Directors,” is hereby incorporated by reference. The information under the heading “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this item.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing in our 2013 Proxy Statement under the headings “Executive Compensation” and “Compensation of Directors” is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2013 Proxy Statement under the heading, “Security Ownership of Certain Beneficial Owners and Management”, is hereby incorporated by reference.

The following table summarizes information, as of December 31, 2012, relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted- Average Exercise Price of Outstanding Options and Rights(2) (b)	Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	531,603	$3.72	794,923
Equity compensation plans not approved by security holders	—	—	—

Total	531,603	$3.72	794,923

(1)	Includes our 2008 Equity Incentive Plan (which was approved by our stockholders at the 2008 special meeting of stockholders in lieu of annual meeting) and our 2012 Equity Incentive Plan (which was approved by our stockholders at the 2012 special meeting of stockholders in lieu of annual meeting). The number of securities available for future issuance will be reduced by three for each share of restricted stock or other “full share” award made to an employee, and by one for any option granted to an employee or for any award made to non-employee directors, under the terms of both plans.
(2)	Weighted average exercise price of outstanding options; excludes restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing in our 2013 Proxy Statement under the headings “Governance of the Corporation—Certain Relationships and Related Person Transactions” and “—Determination of Director Independence” is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2013 Proxy Statement under the heading “Ratification of the Selection of MicroFinancial’s Independent Registered Public Accounting Firm” is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements
Our Financial Statements, together with the related report of the Independent Registered Public Accounting Firm, appear at pages F-1 through F-32 of this Form 10-K
(2)	None
(3)	ExhibitsIndex

Exhibit Number	Description

3.1	Restated Articles of Organization, as amended. Incorporated by reference to the Exhibit with the same exhibit number in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

3.2	Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

10.1	Warrant Purchase Agreement dated April 14, 2003 among the Registrant, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.2	Form of Warrants to purchase Common Stock of the Registrant issued April 14, 2003. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.3	Co-Sale Agreement dated April 14, 2003 among the Registrant, Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle, Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr., and the Lenders named therein. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.4	Registration Rights Agreement dated April 14, 2003 among the Registrant and the Lenders named therein. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.5	Office lease for the Burlington facility at 16 New England Executive Park, Suite 200, Burlington, MA dated September 20, 2101 among MicroFinancial Incorporated and MA-New England Executive Park, LLC. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010.

10.6.1*	MicroFinancial Incorporated 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.

10.6.2*	MicroFinancial Incorporated 2008 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2008.

10.6.3*	MicroFinancial Incorporated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 in the Registrant’s registration Statement on Form S-8, No. 333-182818, filed with the Securities and Exchange Commission on July 24, 2012.)

10.6.4*	Form of incentive stock option agreement. Incorporated by reference to Exhibit 10.6.3 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

10.6.5*	Form of non-qualified stock option agreement. Incorporated by reference to Exhibit 10.6.4 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

10.6.6*	Form of restricted stock unit (RSU) agreement. Incorporated by reference in Exhibit 10.6.6 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

10.6.7*	Form of performance-based restricted stock unit (RSU) agreement. Incorporated by reference to Exhibit 10.6.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012.

10.7†	Compensatory Arrangements for Non-Employee Directors.

10.8.1*	Amended and Restated Employment Agreement between the Registrant and Richard F. Latour dated March 15, 2004. Incorporated by reference to Exhibit 10.8 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

10.8.2*	Amendment to Employment Agreement between the Registrant and Richard F. Latour dated December 24, 2008. Incorporated by reference to Exhibit 10.8.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.9*	Amended and Restated Employment Agreement between the Registrant and James R. Jackson, Jr. dated February 1, 2013. Incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2013.

10.10.1*	Employment Agreement between the Registrant and Stephen Constantino dated May 4, 2005. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

10.10.2*	Amendment to Employment Agreement between the Registrant and Stephen Constantino dated December 24, 2008. Incorporated by reference to Exhibit 10.10.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.11*	Amended and Restated Employment Agreement between the Registrant and Steven LaCreta dated February 1, 2012. Incorporated by reference to Exhibit 10.2 in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2013.

10.12*	Offer Letter dated November 23, 2011 by and between TimePayment Corp. and Vartan Hagopian. Incorporated by reference to Exhibit 10.11.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2012.

10.13.1	Credit Agreement dated August 2, 2007. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.2	Unlimited Guaranty of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.3	Unlimited Guaranty of Leasecomm dated August 2, 2007. Incorporated by reference to Exhibit 10.3 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.4	Security Agreement between TimePayment Corp. and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.4 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.5	Security Agreement between Registrant and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.5 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.6	Security Agreement between Leasecomm and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.6 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.7	Trademark Security Agreement and License dated August 2, 2007 by TimePayment Corp. Incorporated by reference to Exhibit 10.7 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.8	Trademark Security Agreement and License dated August 2, 2007 by Registrant. Incorporated by reference to Exhibit 10.8 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.9	Trademark Security Agreement and License dated August 2, 2007 by Leasecomm. Incorporated by reference to Exhibit 10.9 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.10	Pledge Agreement of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.10 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.11	Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.10 in the Registrant’s Form 8-K filed on July 15, 2008.

10.13.12	Agreement and Amendment No. 1 to Amended and Restated Credit Agreement dated February 10, 2009. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on February 17, 2009.

10.13.13	Agreement and Amendment No. 2, dated July 28, 2010 to Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on August 2, 2010.

10.13.14	Agreement and Amendment No. 3, executed October 12, 2011, to Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on October 18, 2011.

10.13.15	Second Amended and Restated Credit Agreement dated December 21, 2012. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on December 28, 2012.

21.1†	Subsidiaries of Registrant.

23.1†	Consent of McGladrey LLP.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document**

101.SCH†	XBRL Taxonomy Extension Schema Document**

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.
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

MICROFINANCIAL INCORPORATED

By:	/s/ RICHARD F. LATOUR
President and Chief Executive Officer

By:	/s/ JAMES R. JACKSON JR.
Vice President and Chief Financial Officer

Date:	March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ FRITZ VON MERING	Non-Executive Chairman and	March 29, 2013
Fritz Von Mering	Director

/s/ RICHARD F. LATOUR	President, Chief Executive Officer,	March 29, 2013
Richard F. Latour	Treasurer, Clerk, Secretary and Director

/s/ JAMES R. JACKSON JR.	Vice President and	March 29, 2013
James R. Jackson Jr.	Chief Financial Officer

/s/ PETER R. BLEYLEBEN	Director	March 29, 2013
Peter R. Bleyleben

/s/ BRIAN E. BOYLE	Director	March 29, 2013
Brian E. Boyle

/s/ TORRENCE C. HARDER	Director	March 29, 2013
Torrence C. Harder

/s/ ALAN J. ZAKON	Director	March 29, 2013
Alan J. Zakon

MICROFINANCIAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MicroFinancial Incorporated:

Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of MicroFinancial Incorporated and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroFinancial Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts

March 29, 2013

MICROFINANCIAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS

	December 31,
	2012	2011
Cash and cash equivalents	$3,557	$2,452
Restricted cash	1,213	382
Net investment in leases:
Receivables due in installments	213,466	200,499
Estimated residual value	24,176	23,287
Initial direct costs	1,751	1,476
Less:
Advance lease payments and deposits	(3,278)	(3,530)
Unearned income	(62,244)	(59,946)
Allowance for credit losses	(14,038)	(13,180)

Net investment in leases	159,833	148,606
Investment in service contracts, net Investment in rental contracts, net	797 1,037	— 898
Property and equipment, net	1,534	1,911
Other assets	1,658	1,093

Total assets	$169,629	$155,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2012	2011
Revolving line of credit	$70,380	$62,740
Accounts payable	3,220	2,546
Capital lease obligation	—	1
Dividends payable	40	19
Other liabilities	2,545	2,220
Income taxes payable	653	760
Deferred income taxes	10,399	11,333

Total liabilities	87,237	79,619

Commitments and contingencies (Note M)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2012 and 2011	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,470,219 and 14,257,324 shares issued and outstanding at December 31, 2012 and 2011, respectively	145	143
Additional paid-in capital	47,500	46,727
Retained earnings	34,747	28,853

Total stockholders’ equity	82,392	75,723

Total liabilities and stockholders’ equity	$169,629	$155,342

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Income on financing leases	$40,008	$37,032	$34,398
Rental income	9,737	8,574	7,773
Income on service contracts	388	398	512
Loss and damage waiver fees	5,385	4,929	4,555
Service fees and other	3,798	3,740	3,691

Total revenues	59,316	54,673	50,929

Expenses:
Selling, general and administrative	17,466	15,873	13,839
Provision for credit losses	19,490	18,250	23,148
Depreciation and amortization	4,355	3,270	2,212
Interest	2,639	2,661	3,150

Total expenses	43,950	40,054	42,349

Income before provision for income taxes	15,366	14,619	8,580
Provision for income taxes	6,015	5,628	3,284

Net income	$9,351	$8,991	$5,296

Net income per common share—basic	$0.65	$0.63	$0.37

Net income per common share—diluted	$0.64	$0.62	$0.37

Weighted average shares outstanding—basic	14,321,815	14,247,413	14,240,308

Weighted average shares outstanding—diluted	14,689,531	14,525,566	14,466,266

Dividends declared per common share	$0.24	$0.21	$0.20

The accompanying notes are an integral part of the consolidated financial statements

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2011 and 2012

(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	14,174,326	$142	$46,197	$20,426	$66,765
Stock issued for deferred compensation	88,269	—	295	—	295
Stock-based compensation	—	—	112	—	112
Amortization of unearned compensation	3,750	—	10	—	10
Stock purchase program	(34,412)	—	(139)	—	(139)
Common stock dividends ($0.20 per share)	—	—	—	(2,852)	(2,852)
Net income	—	—	—	5,296	5,296

Balance at December 31, 2010	14,231,933	142	46,475	22,870	69,487
Stock issued for deferred compensation	77,274	1	353	—	354
Stock-based compensation	—	—	138	—	138
Stock purchase program	(51,883)	—	(239)	—	(239)
Common stock dividends ($0.21 per share)	—	—	—	(3,008)	(3,008)
Net income	—	—	—	8,991	8,991

Balance at December 31, 2011	14,257,324	143	46,727	28,853	75,723
Stock issued for deferred compensation	48,148	—	346	—	346
Stock-based compensation	—	—	191		191
Shares issued upon vesting of restricted stock units	8,380	—	—	—	—
Warrants exercised	6,367	—	—	—	—
Stock options exercised	150,000	2	236	—	238
Common stock dividends ($0.24 per share)	—	—	—	(3,457)	(3,457)
Net income	—	—	—	9,351	9,351

Balance at December 31, 2012	14,470,219	$145	$47,500	$34,747	$82,392

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Cash received from customers	$121,839	$106,298	$93,874
Cash paid to suppliers and employees	(21,694)	(19,594)	(16,595)
Cash paid for income taxes	(6,983)	(791)	(1,054)
Interest paid	(2,381)	(2,446)	(2,512)
Interest received	—	1	1

Net cash provided by operating activities	90,781	83,468	73,714

Cash flows from investing activities:
Investment in lease and service contracts	(90,777)	(77,684)	(77,794)
Investment in direct costs	(1,595)	(1,120)	(1,124)
Investment in property and equipment	(221)	(831)	(717)

Net cash used in investing activities	(92,593)	(79,635)	(79,635)

Cash flows from financing activities:
Proceeds from secured debt	129,180	106,446	103,270
Repayment of secured debt	(121,540)	(106,356)	(92,526)
Payments of debt closing costs	(693)	(112)	(714)
(Increase) decrease in restricted cash	(831)	371	81
Repayment of capital leases	(1)	(25)	(67)
Repurchase of common stock	—	(239)	(139)
Proceeds from stock option exercises	238	—	—
Payment of dividends	(3,436)	(2,994)	(2,847)

Net cash provided by (used in) financing activities	2,917	(2,909)	7,058

Net change in cash and cash equivalents	1,105	924	1,137
Cash and cash equivalents, beginning	2,452	1,528	391

Cash and cash equivalents, ending	$3,557	$2,452	$1,528

Reconciliation of net income to net cash provided by operating activities:
Net income	$9,351	$8,991	$5,296
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(40,008)	(37,032)	(34,398)
Depreciation and amortization	4,355	3,270	2,212
Provision for credit losses	19,490	18,250	23,148
Recovery of equipment cost and residual value	96,970	84,267	74,007
Stock-based compensation expense	191	138	122
(Decrease) increase in deferred income taxes liability	(934)	3,706	2,764
Changes in assets and liabilities:
(Decrease) increase in income taxes payable	(107)	760	(209)
Decrease (increase) in other assets	128	599	(72)
Increase in accounts payable	1,020	465	719
Increase (decrease) in other liabilities	325	54	125

Net cash provided by operating activities	$90,781	$83,468	$73,714

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$346	$354	$295
Acquisition of property and equipment through lease incentives	$—	$791	$—

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

A. Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and Leasecomm Corporation. TimePayment is a specialized commercial/consumer finance company that leases and rents microticket equipment and provides other financing services. Leasecomm stared originating leases in 1986, but suspended virtually all originations in 2002 due to an interruption in financing. The average amount financed by TimePayment during 2012 was approximately $5,100 while Leasecomm historically financed contracts of approximately $1,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our line of credit.

B. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of MicroFinancial and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

We operate in one industry segment that leases and rents microticket equipment and provides other financing services. All of our operations are located in the United States. Accordingly, we believe we have a single reportable segment for disclosure purposes.

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

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments, collateralized repurchase agreements, commercial paper, certificates of deposit and US government and agency securities. As of December 31, 2012 and 2011, our cash equivalents consisted of overnight investments. Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash

Our line of credit requires that all TimePayment cash receipts be deposited into a cash collateral account held by Sovereign Bank. These funds are applied directly to amounts outstanding under the line of credit as they clear. Those funds which are pending clearance and application against the line of credit are deemed to be restricted.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Leases and Revenue Recognition

Our lease contracts are accounted for as financing leases. At origination, we record the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended and the contract written off, if, in our opinion, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, we may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. At the end of the lease term, the lessee has the option to buy the equipment at the fair market value, return the equipment or continue to rent the equipment on a month-to-month basis. If the lessee continues to rent the equipment, we record our investment in the rental contract at its estimated residual value. Rental revenue and depreciation are recognized based on the methodology described below. Other revenues, such as loss and damage waiver fees and service fees relating to the leases and contracts, are recognized as they are earned.

Allowance for Credit Losses and Credit Quality of Loans

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the microticket market and the individual size of each transaction, we do not have a formal credit review committee to review individual transactions. Rather, we have developed a sophisticated, multi-tiered pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the microticket market and the individual size of each transaction, we do not evaluate transactions individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and maintain a general allowance against our entire portfolio utilizing historical collection statistics and an assessment of current credit risk in the portfolio as the basis for the amount.

Each period the provision for credit losses in the income statement results from the combination of an estimate by management of credit losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods. To serve as a basis for making this provision, we have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of an internally-developed proprietary scoring model that considers several factors including the lessee’s bureau reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. In general, a receivable is considered uncollectable when it is 360 days past due or earlier if other adverse events

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

occur with respect to an account. None of our receivables are placed on non-accrual status as accounts are charged off when deemed uncollectible. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the relatively small amount necessary to bring an account current.

We segregate our lease portfolio between TimePayment and Leasecomm to perform the calculation and analysis of the allowance for credit losses. Each subsidiary consists of a single portfolio segment – microticket equipment. Leases of microticket equipment are made to businesses and individuals and are generally secured by assets of the business or a personal guarantee. Repayment is expected from the cash flows of the business or individual. A weakened economy, and resultant decreased consumer spending, may have a negative effect on the credit quality in this segment.

We assign internal risk ratings for all lessees and determine the creditworthiness of each lease based upon this internally developed proprietary scoring model. The Leasecomm portfolio is evaluated in total with a reserve calculated based upon the aging of the portfolio and our collection experience. The TimePayment scoring model generates one of nine acceptable risk ratings based upon the creditworthiness of each lease or it rejects the lease application. The scores are assigned at lease inception and these scores are maintained over the lease term regardless of payment performance. To facilitate review and reporting, management aggregates these nine scores into one of three categories with similar risk profiles and delinquency characteristics identified as Gold, Silver or Bronze.

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

Investment in Service Contracts

Our investments in service contracts are recorded at cost and amortized over the expected life of the contract. Income on service contracts from monthly billings is recognized as the related services are provided. Upon retirement or other disposition, the cost and related accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of our investment in service contracts. Historically, most of our service contract revenue was derived from our Leasecomm portfolio,

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

for which we have not purchased any new security service contracts since 2002. However, beginning in the second quarter of 2012, TimePayment began acquiring service contracts.

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

Level 3—Unobservable inputs developed using estimates and assumptions which are developed by the reporting entity and reflect those assumptions that a market participant would use.

We apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach.

The carrying values of cash and cash equivalents, restricted cash, other assets, accounts payable and other liabilities approximate their fair values due to the short maturity of these instruments. The fair value of the amounts outstanding under our revolving line of credit, evaluated using Level 2 inputs as of December 31, 2012 and 2011, approximate the carrying value. We have elected not to mark the amount outstanding under this facility to market.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Debt Issue Costs

Costs incurred in securing financing are capitalized in other assets and amortized over the term of the financing, which is considered the interval from the current date until the expiration of the credit facility. When we modify our revolving line of credit, we evaluate the arrangement in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470, Line-of-Credit or Revolving-Debt Arrangements. In accordance with this guidance, if the borrowing capacity of the new arrangement is greater than or equal to the borrowing capacity of the old arrangement, then any unamortized deferred costs, any fees paid to the creditor, and any third-party costs incurred shall be associated with the new arrangement (that is, deferred and amortized over the term of the new arrangement).

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. FASB ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

FASB ASC Topic 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.

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

Stock-Based Employee Compensation

We have adopted the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires us to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. Share-based compensation transactions with employees covered by FASB ASC Topic 718 include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of FASB ASC Topic 718 and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 Share Based Payments. Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of the stock, the risk-free interest rate and the dividend yield.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

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

Restricted stock units (“RSUs”) are valued at the stock price at date of grant, and expensed ratably over the performance period or vesting period, as appropriate. The number of performance-based RSUs for which stock compensation expense is calculated is based upon management’s assessment of the likelihood of achieving the performance targets.

Non-employee stock-based compensation is accounted for in accordance with FASB ASC Topic 505, Equity-based payments to non-employees. In accordance with this topic, cost recognized for non-employee share-based payment transactions is determined by the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.

Lease Obligation and Deferred Rent

We lease our facilities, located in Massachusetts and California, under multi-year operating lease agreements. We account for these leases in accordance with FASB ASC Topic 840, Leases. In connection with these two lease agreements, we received landlord incentives for build out expenses incurred. The incentive or allowance is recorded as deferred rent and amortized as a reduction to lease expense over the initial lease terms. Rent expense is recorded on a straight-line basis.

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

Financial instruments that subject us to concentrations of credit risk principally consist of cash equivalents and deposits in bank accounts. We deposit our cash and invest in short-term investments primarily through national commercial banks. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) are exposed to loss in the event of nonperformance by the institution. The Company has had cash deposits in excess of the FDIC insurance coverage. The Company has not experienced any losses in such accounts.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

C. Net Investment in Leases

Future Minimum Lease Payments

At December 31, 2012, future minimum payments due on our lease receivables are as follows:

Year Ending December 31,
2013	$100,078
2014	62,798
2015	33,263
2016	13,902
2017	3,425

Total	$213,466

At December 31, 2012, the weighted-average remaining life of the leases in our portfolio was approximately 28 months, and their weighted-average implicit rate of interest was approximately 25.9%. At December 31, 2011, the weighted-average remaining life of the leases in our portfolio was approximately 29 months, and their weighted-average implicit rate of interest was approximately 26.3%.

Estimated Residual Value

A summary of the changes in estimated residual value is as follows:

	Year Ended December 31,
	2012	2011	2010
Estimated residual value, beginning	$23,287	$21,832	$19,014
Lease originations	8,737	8,279	8,765
Terminations	(7,848)	(6,824)	(5,947)

Estimated residual value, ending	$24,176	$23,287	$21,832

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

(Tables in thousands, except percentages, share and per share data)

Allowance for Credit Losses and Credit Quality

The following table reconciles the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2012, 2011 and 2010:

	Microticket Equipment
	Leasecomm	TimePayment	Total
Allowance for credit losses at January 1, 2010:	$381	$13,475	$13,856
Charge-offs	(1,123)	(27,312)	(28,435)
Recoveries	1,264	3,299	4,563
Provisions	(291)	23,439	23,148

Allowance for credit losses at December 31, 2010	231	12,901	13,132
Charge-offs	(726)	(22,437)	(23,163)
Recoveries	1,221	3,740	4,961
Provisions	(564)	18,814	18,250

Allowance for credit losses at December 31, 2011	162	13,018	13,180
Charge-offs	(605)	(23,185)	(23,790)
Recoveries	248	4,910	5,158
Provisions	298	19,192	19,490

Allowance for credit losses at December 31, 2012	$103	$13,935	$14,038

The following table presents the allowance for credit losses and financing receivables by portfolio segment as of December 31, 2012 and 2011, broken out by impairment evaluation method:

	As of December 31, 2012			As of December 31, 2011
	Lease- comm	Time- Payment	Total	Lease- comm	Time- Payment	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	103	13,935	14,038	162	13,018	13,180
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, allowance for credit losses	$103	$13,935	$14,038	$162	$13,018	$13,180

Financing receivables:(1)
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	174	173,697	173,871	376	161,410	161,786
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, financing receivables(1)	$174	$173,697	$173,871	$376	$161,410	$161,786

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

The following table presents the aging status of the recorded investment in leases as of December 31, 2012, classified according to the original score granted by our internally-developed proprietary scoring model:

	Current	31 to 60 Days Past Due	61 to 90 Days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
Leasecomm	$90	$5	$5	$74	$174	$74
TimePayment
Gold	54,446	2,763	1,042	2,309	60,560	2,309
Silver	84,268	2,883	3,281	13,312	103,744	13,312
Bronze	6,341	493	441	2,118	9,393	2,118

TimePayment subtotal	145,055	6,139	4,764	17,739	173,697	17,739

Total financing receivables	$145,145	$6,144	$4,769	$17,813	$173,871	$17,813

Percent of total financing receivables	83.5%	3.5%	2.7%	10.3%	100%

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

D. Net Income per Common Share

Net income per common share for the twelve months ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Net income	$9,351	$8,991	$5,296

Weighted-average shares outstanding used in computation of net income per share—basic	14,321,815	14,247,413	14,240,308
Dilutive effect of options, warrants and restricted stock	367,716	278,153	225,958

Shares used in computation of net income per common share—assuming dilution	14,689,531	14,525,566	14,466,266

Net income per common share—basic	$0.65	$0.63	$0.37

Net income per common share—diluted	$0.64	$0.62	$0.37

We excluded 0, 409,305, and 499,305 options from the computation of diluted net income per share for the twelve month periods ended December 31, 2012, 2011 and 2010, respectively, because their effect would have been antidilutive.

E. Debt Issue Costs

During the years ended December 31, 2012, 2011 and 2010, we recognized interest expense related to the amortization of debt issuance costs of $216,000, $282,000, and $399,000, respectively.

F. Property and Equipment

At December 31, 2012 and 2011, our property and equipment consisted of the following:

	December 31,
	2012	2011
Computer equipment	$3,449	$3,254
Office equipment	319	307
Leasehold improvements	1,175	1,161

Total	4,943	4,722
Less accumulated depreciation and amortization	(3,409)	(2,811)

Net	$1,534	$1,911

Additions to Leasehold Improvements during the year ended December 31, 2011, included $791,000 in landlord incentives relating to our Massachusetts and California offices.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Depreciation and amortization expense were as follows for the years ended December 31, 2012, 2011 and 2010:

	Twelve months ended December 31,
	2012	2011	2010
Depreciation and amortization expense relating to:
Property and equipment	$598	$510	$615
Rental equipment	3,671	2,760	1,597
Service contracts	86	—	—

Total depreciation and amortization	$4,355	$3,270	$2,212

G. Investment in Service Contracts, net

At December 31, 2012 and 2011, our investment in service contracts consisted of the following:

	December 31,
	2012	2011
Investment in service contracts	$1,495	$821
Less accumulated amortization	(698)	(821)

Investment in service contracts, net	$797	$—

H. Investment in Rental Contracts, net

At December 31, 2012 and 2011, our investment in rental contracts consisted of the following:

	December 31,
	2012	2011
Investment in rental contracts	$3,163	$3,023
Less accumulated depreciation	(2,126)	(2,125)

Investment in rental contracts, net	$1,037	$898

I. Revolving Line of Credit

At December 31, 2012 and 2011, our revolving line of credit was $70,380,000 and $62,740,000 at December 31, 2012 and 2011, respectively.

On August 2, 2007, we entered into a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently from $100 million to $150 million in December 2012. The December 2012 amendment would also permit further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender, under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

At December 31, 2012, we had approximately $70.4 million outstanding on our revolving line of credit facility, and had available borrowing capacity of approximately $79.6 million. The amount available is subject to limitations based on lease eligibility and a borrowing base formula. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of December 31, 2012, we were in compliance with all covenants under the revolving line of credit.

The maturity date of our revolving line of credit is December 2016, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

The following is a chronology of the total commitment under the revolving credit facility with the associated rate options in effect during the three years ending December 31, 2012. As of December 31, 2012, the total commitment under the facility was $150 million.

Amendment Date	Total Commitment under Credit Facility (in millions)	Rate options(1)			Minimum Rate	Facility Expiration
February 2009	$85	Prime plus 1.75%	or	LIBOR plus 3.75%	5.00%	August 2010
July 2010	100	Prime plus 1.25%	or	LIBOR plus 3.25%	None	August 2013
October 2011	100	Prime plus 0.75%	or	LIBOR plus 2.75%	None	August 2014
December 2012	150	Base(2) plus 0.75%	or	LIBOR plus 2.50%	None	December 2016

(1)	Under the terms of the facility, loans are Prime Rate Loans, unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Prime Rate Loan.
(2)	The “base rate” is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%.

At December 31, 2012, $65.0 million of our loans were LIBOR loans and $5.4 million of our loans were Base Rate Loans. The interest rate on our loans at December 31, 2012, was between 2.96% and 4.00%. As of December 31, 2012, the qualified lease receivables eligible under the borrowing base computation was approximately $130.8 million.

J. Dividends

Dividends declared and paid or payable were as follows:

2012
Date Declared	Record Date	Payment Date	Dividend per Share
January 31, 2012	February 10, 2012	February 15, 2012	$0.06
April 19, 2012	April 30, 2012	May 15, 2012	0.06
July 19, 2012	July 30, 2012	August 15, 2012	0.06
October 18 , 2012	October 31, 2012	November 15, 2012	0.06

Total			$0.24

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

2011
Date Declared	Record Date	Payment Date	Dividend per Share
January 21, 2011	February 1, 2011	February 15, 2011	$0.05
April 21, 2011	May 2, 2011	May 13, 2011	0.05
July 21, 2011	August 1, 2011	August 15, 2011	0.05
October 25, 2011	November 4, 2011	November 15, 2011	0.06

Total			$0.21

2010
Date Declared	Record Date	Payment Date	Dividend per Share
January 22, 2010	February 1, 2010	February 15, 2010	$0.05
April 20, 2010	May 3, 2010	May 14, 2010	0.05
July 19, 2010	July 29, 2010	August 13, 2010	0.05
October 18, 2010	November 1, 2010	November 15, 2010	0.05

Total			$0.20

K. Stockholders’ Equity

Warrants

In 2003 we issued warrants to purchase common stock to our lenders in connection with a waiver of certain covenant defaults and the extension of our loan. During 2012 there was a cashless exercise of 7,068 warrants which resulted in 6,367 shares being issued. As of December 31, 2012 and 2011, there are 86,221 and 93,289 warrants outstanding, respectively, with an exercise price of $0.815. All warrants expire on September 30, 2014. The warrant holders have certain rights and privileges that provide them with anti-dilution protection in the event that the Company issues stock at a price below the then current market price of the company’s common stock.

Stock Options and Restricted Stock

Description

Under the MicroFinancial 2008 Equity Incentive Plan (the “2008 Plan”), we reserved 1,000,000 shares of common stock for issuance, of which 44,923 shares are unissued as of December 31, 2012. In May, 2012, our stockholders approved our 2012 Equity Inventive Plan (the “2012 Plan”), for which we have 750,000 shares of common stock reserved and unissued as of December 31, 2012. The total potential future grants under the combined 2008 and 2012 plans are 794,923 shares. These plans permit the Compensation and Benefits Committee of our Board of Directors to grant stock options, restricted stock, restricted stock units, shares of common stock without restrictions, and any other right to receive payment from the corporation based in whole or in part on the value of common stock. All employees and directors of the Corporation or any of its affiliates are eligible to receive awards under either plan. For purposes of calculating the shares remaining for grant under both the 2008 and 2012 Plans, grants of stock options or stock appreciation rights to any participant will reduce that reserve by one share for each share subject to the option or the settled portion of the stock appreciation right. Grants of restricted stock, restricted stock units and any other “full share” award will reduce the reserve by three shares for each share of common stock subject to the award, in the case of awards to employees, or by one share for each share of common stock subject to the award, in the case of awards to non-employee directors.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Stock options under the plans may be incentive stock options or non-statutory stock options. The committee determines the terms of the option, including the amount, exercise price, vesting schedule and term, which may not exceed ten years. The per share exercise price of the option may not be less than 100% of the fair market value of the common stock on the grant date. No stock options granted to an employee under the plans shall become fully vested within one year of grant date and no restricted stock or other awards made to an employee without any performance-based criteria other than the employee’s continued service will have a restricted vesting period of less than one year. We may not in any fiscal year grant to any participant options or other awards covering more than 200,000 shares.

Non-employee director stock grants

The following details the stock granted to our non-employee directors under the 2008 Plan during the years ended December 31, 2012, 2011 and 2010. These shares were issued as part of our annual director compensation arrangements and were fully vested on the date of issuance.

Date of Grant	Number of Shares	Fair Value per Share	Fair Value of Grant
February 2010	53,844	$3.15	$169
July 2010	34,425	3.66	126

Total 2010 Grants:	88,269		$295

February 2011	51,642	4.11	$212
July 2011	25,632	5.54	142

Total 2011 Grants:	77,274		$354

February 2012	31,820	6.60	$210
July 2012	16,328	8.36	136

Total 2012 Grants:	48,148		$346

On February 4, 2004, a new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.17 per share. On August 15, 2006, a second new non-employee director was granted 25,000 shares of restricted stock with a fair value of $3.35 per share. In each case, the restricted stock vested 20% upon grant, and vested 5% on the first day of each quarter after the grant date. Compensation expense was recognized as vesting occurred. The final unvested portion of these grants, 3,750 shares with a compensation cost of $10,000, vested and was recognized during 2010. As of December 31, 2012, 2011 and 2010, there are no unvested restricted shares under these grants.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Restricted Stock Unit Grants

The following provides details of the RSUs granted during the years ended December 31, 2012, 2011 and 2010:

				As of December 31, 2012:
Year of Grant	Number of RSUs	Fair Value per Share	Fair Value of Grant	Number Vested	Number Non- Vested
2010	33,518	$3.15	$105	8,380	25,138
2011	33,044	$4.11	135	—	33,044
2012	40,393	$6.60	266	—	40,393

	106,955		$506	8,380	98,575

The weighted average life in years of these RSU’s is 2.86 years.

The RSUs granted during 2012 consist of two tranches. The first tranche is for 25,165 RSUs which vest over five years at 25% annually beginning on the second anniversary of the grant date. The second tranche is for 15,228 RSUs which cliff vest after three years only if management achieves specific performance measures. The RSUs granted in 2011 and 2010 vest over five years beginning on the second anniversary of the grant date.

Stock Option Grants

The following summarizes stock option activity for the years ended December 31, 2012, 2011 and 2010:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,258,028	$1.59 to $13.10	$6.38
Granted	—	$—	$—
Expired	(350,000)	$9.78	$9.78

Outstanding at December 31, 2010	908,028	$1.59 to $13.10	$5.07
Granted	—	$—	$—
Expired	(90,000)	$13.10	$13.10

Outstanding at December 31, 2011	818,028	$1.59 to $6.70	$4.19
Exercised	(150,000)	$1.59	$1.59
Granted	—	$—	$—
Expired	(235,000)	$6.70	$6.70

Outstanding at December 31, 2012	433,028	$2.30 to $5.85	$3.72

The options granted prior to and including 2007 vest over five years based solely on service and are exercisable only after they become vested. At December 31, 2012, 2011 and 2010, 268,072, 520,872 and 510,596, respectively, of the outstanding options were fully vested.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Information relating to our outstanding stock options at December 31, 2012, is as follows:

Outstanding				Exercisable
Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Shares	Intrinsic Value
$5.77	31,923	4.17	$48	$5.77	31,923	$48
5.85	142,382	5.08	204	5.85	106,787	153
2.30	258,723	6.17	1,288	2.30	129,362	644

	433,028	5.66	$1,540	$4.13	268,072	$845

Stock compensation expense recognized during the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year ended December 31,			Unrecognized Compensation Cost as of December 31, 2012
	2012	2011	2010
Compensation expense—RSUs	$109	$46	$19	$330
Compensation expense—Options	82	92	93	35

Total	$191	$138	$112	$365

Common Stock Reserved

We reserved shares of common stock at December 31, 2012, as follows:

Warrants	86,221
Stock options	433,028
Restricted stock units	98,575
Reserved for future grants under 2008 and 2012 Equity Incentive Plans	794,923

Total	1,412,747

Repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at any time.

During the year ended December 31, 2012, we did not repurchase any shares of our common stock under our repurchase program. During the year ended December 31, 2011, we repurchased and retired 51,883 shares of our common stock under the program, at an average price paid per share of $4.61, for a total cost of $239,000. During the year ended December 31, 2010, we repurchased and retired 34,412 shares of our common stock under the program at an average price paid per share of $4.06, for a total cost of $139,000.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

L. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$5,545	$789	$76
State	1,544	1,133	444

	7,089	1,922	520

Deferred:
Federal	(821)	3,994	2,816
State	(253)	(288)	(52)

	(1,074)	3,706	2,764

Total	$6,015	$5,628	$3,284

At December 31, 2012, and 2011, the components of the net deferred tax liability were as follows:

	2012	2011
Deferred tax assets:
Allowance for credit losses	$5,615	$5,272
Depreciation and amortization	29,717	24,312
Federal alternative minimum tax credit	—	234
State NOL and other state attributes	251	469
State valuation allowance	(355)	(369)

Total deferred tax assets	35,228	29,918

Deferred tax liabilities:
Lease receivable and unearned income	(35,539)	(31,686)
Residual value	(9,670)	(9,315)
Initial direct costs	(418)	(250)

Total deferred tax liabilities	(45,627)	(41,251)

Net deferred tax liability	$(10,399)	$(11,333)

At December 31, 2012, we had no federal net operating loss carry-forwards to be used to offset future income. At December 31, 2012, we had state net operating loss carry-forwards of $5.3 million which may be used to offset future income. The state NOL’s have restrictions and expire in approximately one to twenty years. We recorded a valuation allowance against some of our state net operating losses as it is unlikely that these deferred tax assets will be fully realized.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

The following is reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.80	3.03	7.10
State valuation allowance	(0.06)	(0.07)	(4.27)
Nondeductible expenses and other	(0.61)	0.54	0.44

Effective income tax rate	39.13%	38.50%	38.27%

The calculation of our tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. We record liabilities for estimated tax obligations for federal and state purposes. For the years ended December 31, 2012, 2011 and 2010, the nondeductible expenses and other tax rate of (0.61)%, 0.54% and 0.44% respectively, includes certain non-deductible stock-based compensation.

Uncertain Tax Positions

As of December 31, 2012, we had liabilities of $52,000 and $11,000 for accrued interest and penalties, respectively, related to various state income tax matters. Of these amounts, approximately $30,000 would impact our effective tax rate after a $22,000 federal tax benefit for state income taxes. As of December 31, 2011, we had liabilities of $17,000 and $4,000 for accrued interest and penalties, respectively, related to various state income tax matters. Of these amounts, approximately $10,000 would impact our effective tax rate after a $4,000 federal tax benefit for state income taxes. As of December 31, 2010, we had liabilities of $15,000 and $6,000 for accrued interest and penalties, respectively, related to various state income tax matters. Of these amounts, approximately $14,000 would impact our effective tax rate after a $7,000 federal tax benefit for state income taxes. These amounts are included in income taxes payable on our balance sheet. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$40
Additions for tax positions related to current year	—
Reductions for tax positions as a result of lapse of statute of limitations	(19)

Balance at December 31, 2010	21
Additions for tax positions related to current year	21
Reductions for tax positions as a result of lapse of statute of limitations	(21)

Balance at December 31, 2011	21
Additions for tax positions related to current year	63
Reductions for tax positions as a result of closed examinations	(21)

Balance at December 31, 2012	$63

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2009, and our state income tax returns are subject to examination for tax years ended on or after December 31, 2008.

M. Commitments and Contingencies

Operating Leases

On September 20, 2010, we entered into an office lease agreement for approximately 23,834 square feet of office space located in Burlington, Massachusetts. We moved our corporate headquarters to the premises in January 2011. The lease for our facility in Burlington expires in 2017.

On March 25, 2011, we entered into an office lease agreement through 2014 for approximately 2,267 square feet of office space located in California. On November 7, 2012, we amended this lease to add additional space totaling 2,319 square feet to the existing premises, and extend the term of the lease. The amended lease for the entire space is for a 64-month term, commencing in February 2013 upon the completion of improvements the landlord made to the expanded premises.

In connection with these two lease agreements we received landlord incentives for build out expenses incurred. The incentive or allowance is recorded as deferred rent and amortized as a reduction to lease expense over the initial lease terms.

At December 31, 2012, future minimum lease payments under non-cancelable operating leases are:

For the years ended December 31,
2013	$745
2014	712
2015	728
2016	744
2017	759
Thereafter	421

Total	$4,109

Rental expense under operating leases for our office facilities totaled $617,000, $610,000 and $318,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

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

N. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are eligible to contribute up to 100% of their gross salary until they reach the maximum annual contribution amount allowed under the Internal Revenue Code. We match $0.50 for every $1.00 contributed by an employee up to 6% of the employee’s salary; the maximum match is 3%. Vesting of our contributions is over a five-year period at 20% per year. Our payments on behalf of the defined contribution plan were $115,000, $96,000 and $96,000 in the years ended December 31, 2012, 2011 and 2010 respectively.

O. Concentration of Credit Risk

During the year ended December 31, 2012, 2011 and 2010 our top dealer accounted for 4.4%, 3.3% and 3.2%, respectively, of all leases originated.

TimePayment finances a wide variety of products, with water filtration systems representing approximately 25% of the amount financed in its portfolio as of December 31, 2012. No other single product represents more than 20% of the amount financed in its portfolio as of December 31, 2012.

We service leases and rental contracts in all 50 states of the United States and its territories. As of December 31, 2012, leases in California, Florida, Texas and New York accounted for approximately 12%, 13%, 8%, and 8%, respectively, of the total portfolio. As of December 31, 2011, leases in California, Florida, Texas and New York accounted for approximately 11%, 13%, 8%, and 9%, respectively, of the total portfolio. No other states accounted for more than 5% of the total portfolio as of the end of any of the years 2012 or 2011.

P. Subsequent Events

On January 29, 2013, we declared a dividend of $0.06 per share payable on February 15, 2013, to shareholders of record of MicroFinancial Incorporated stock on February 8, 2013.

Since December 31, 2012, we have repurchased a total of 14,984 shares of our common stock under the common stock repurchase program approved in 2010, at an average price per share of $7.45. The total cost of the shares purchased was approximately $112,000. Shares are retired at month end, in the month repurchased.

We have evaluated all events or transactions that occurred through the date on which we issued these financial statements. During this period, we did not have any material subsequent events that impacted our consolidated financial statements other than the declaration of dividends.