Form 10-Q
period 2013-03-31
MICROFINANCIAL INC
filed 2013-05-15
CIK 827230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, 14,493,156 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,959	$3,557
Restricted cash	475	1,213
Net investment in leases:
Receivables due in installments	212,526	213,466
Estimated residual value	23,829	24,176
Initial direct costs	1,730	1,751
Less:
Advance lease payments and deposits	(3,146)	(3,278)
Unearned income	(60,937)	(62,244)
Allowance for credit losses	(14,747)	(14,038)

Net investment in leases	159,255	159,833
Investment in service contracts, net	1,179	797
Investment in rental contracts, net	1,120	1,037
Property and equipment, net	1,619	1,534
Other assets	1,541	1,658

Total assets	$168,148	$169,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$69,254	$70,380
Accounts payable	2,377	3,220
Dividends payable	39	40
Other liabilities	2,624	2,545
Income taxes payable	1,015	653
Deferred income taxes	8,889	10,399

Total liabilities	84,198	87,237

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2013, and December 31, 2012	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,501,080 and 14,470,219 shares issued at March 31, 2013, and December 31, 2012, respectively	145	145
Additional paid-in capital	47,670	47,500
Retained earnings	36,135	34,747

Total stockholders’ equity	83,950	82,392

Total liabilities and stockholders’ equity	$168,148	$169,629

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Income on financing leases	$10,204	$9,635
Rental income	2,503	2,317
Income on service contracts	176	85
Loss and damage waiver fees	1,441	1,287
Service fees and other	971	920

Total revenues	15,295	14,244

Expenses:
Selling, general and administrative	4,662	4,356
Provision for credit losses	4,881	4,896
Depreciation and amortization	1,305	1,008
Interest	670	633

Total expenses	11,518	10,893

Income before provision for income taxes	3,777	3,351
Provision for income taxes	1,511	1,340

Net income	$2,266	$2,011

Net income per common share – basic	$0.16	$0.14

Net income per common share – diluted	$0.15	$0.14

Weighted-average shares:
Basic	14,495,411	14,284,087

Diluted	14,786,580	14,600,775

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2011	14,257,324	$143	$46,727	$28,853	$75,723
Stock issued for deferred compensation	48,148	—	346	—	346
Stock-based compensation	—	—	191	—	191
Shares issued upon vesting of restricted stock units	8,380	—	—	—	—
Warrants exercised	6,367	—	—	—	—
Stock options exercised	150,000	2	236	—	238
Common stock dividends ($0.24 per share)	—	—	—	(3,457)	(3,457)
Net income	—	—	—	9,351	9,351

Balance at December 31, 2012	14,470,219	145	47,500	34,747	82,392
Stock issued for deferred compensation	29,205	—	221	—	221
Stock-based compensation	—	—	61	—	61
Stock repurchase program	(14,984)	—	(112)	—	(112)
Shares issued upon vesting of restricted stock units	16,640	—	—	—	—
Common stock dividends ($0.06 per share)	—	—	—	(878)	(878)
Net income	—	—	—	2,266	2,266

Balance at March 31, 2013	14,501,080	$145	$47,670	$36,135	$83,950

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Cash received from customers	$31,046	$29,118
Cash paid to suppliers and employees	(6,406)	(5,134)
Cash paid for income taxes	(2,659)	(1,161)
Interest paid	(600)	(556)

Net cash provided by operating activities	21,381	22,267

Cash flows from investing activities:
Investment in lease and service contracts	(20,064)	(21,181)
Investment in direct costs	(336)	(348)
Investment in property and equipment	(198)	(95)

Net cash used in investing activities	(20,598)	(21,624)

Cash flows from financing activities:
Proceeds from secured debt	31,600	29,555
Repayment of secured debt	(32,727)	(29,314)
Decrease in restricted cash	738	13
Repayment of capital lease obligation	—	(1)
Repurchase of common stock	(112)	—
Payment of dividends	(880)	(861)

Net cash used in financing activities	(1,381)	(608)

Net change in cash and cash equivalents	(598)	35
Cash and cash equivalents, beginning of period	3,557	2,452

Cash and cash equivalents, end of period	$2,959	$2,487

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,266	$2,011
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(10,204)	(9,635)
Depreciation and amortization	1,305	1,008
Provision for credit losses	4,881	4,896
Recovery of equipment cost and residual value	24,686	23,095
Stock-based compensation expense	61	45
Increase (decrease) in deferred income tax liability	(1,511)	268
Changes in assets and liabilities:
Increase (decrease) in income taxes payable	362	(88)
Decrease in other assets	117	150
Increase (decrease) in accounts payable	(622)	89
Increase in other liabilities	40	428

Net cash provided by operating activities	$21,381	$22,267

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through lease incentives	$39	$—
Fair market value of stock issued for compensation	$221	$210

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

A.	Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and LeaseComm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. LeaseComm originated leases from January 1986 through October 2002, and continues to service its remaining contract portfolio. TimePayment commenced originating leases in July 2004. The average lease amount financed by TimePayment during 2012 was approximately $5,300. The average lease financed during the first quarter of 2013 was approximately $4,900. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.

B.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

The balance sheet at December 31, 2012, has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Each period, the provision for credit losses in the income statement results from the combination of an estimate by management of credit losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods. To serve as a basis for making this provision, we have adopted a consistent,

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket transactions. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of an internally-developed proprietary scoring model that considers several factors including the lessee’s bureau—reported credit score at lease inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. In general, a receivable is uncollectable when it is 360 days past due or earlier if other adverse events occur with respect to an account. None of our receivables are placed on non-accrual status as accounts are charged off when deemed uncollectible. Historically, the typical monthly payment under our microticket leases has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the relatively small amount necessary to bring an account current.

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

We assign internal risk ratings for all lessees and determine the creditworthiness of each lease based upon this internally developed proprietary scoring model. The LeaseComm portfolio is evaluated in total, with a reserve calculated based upon the aging of the portfolio and our collection experience. The TimePayment scoring model generates one of ten acceptable risk ratings based upon the creditworthiness of each lease or it rejects the lease application. The scores are assigned at lease inception, and these scores are maintained over the lease term regardless of payment performance. To facilitate review and reporting, management aggregates these nine scores into one of three categories with similar risk profiles and delinquency characteristics identified as Gold, Silver or Bronze.

•

Leases assigned a Gold rating represent those transactions which exhibit the best risk rating based on our internal credit scores. They are considered of sufficient quality to preclude an otherwise adverse rating. Gold rated leases are typically represented by lessees with high bureau-reported credit scores for personal guarantors at lease inception or are supported by established businesses for those transactions which are not personally guaranteed by the lessee.

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

Level 3 - Unobservable inputs developed using estimates and assumptions which are developed by the reporting entity and reflect those assumptions that a market participant would use.

We apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach.

The carrying values of cash and cash equivalents, restricted cash, other assets, accounts payable and other liabilities approximate their fair values due to the short maturity of these instruments. The fair value of the amounts outstanding under our revolving line of credit, evaluated using Level 2 inputs as of March 31, 2013, and December 31, 2012, approximate the carrying value. We have elected not to mark the amount outstanding under this facility to market.

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

Concentration of Credit Risk

We deposit our cash and invest in short-term investments primarily through national commercial banks. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) are exposed to loss in the event of nonperformance by the institution. The Company has had cash deposits in excess of the FDIC insurance coverage. However, we have not experienced any losses in such accounts.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

C.	Allowance for Credit Losses and Credit Quality

The following table reconciles the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2013 and 2012:

	Microticket equipment
	Three months ended March 31, 2013			Three months ended March 31, 2012
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Beginning balance	$103	$13,935	$14,038	$162	$13,018	$13,180
Charge-offs	(119)	(5,453)	(5,572)	(163)	(6,376)	(6,539)
Recoveries	52	1,348	1,400	112	1,208	1,320
Provisions	62	4,819	4,881	32	4,864	4,896

Ending balance, allowance for credit losses	$98	$14,649	$14,747	$143	$12,714	$12,857

The following table presents the allowance for credit losses and financing receivables by portfolio segment as of March 31, 2013, and December 31, 2012, classified according to the impairment evaluation method:

	As of March 31, 2013			As of December 31, 2012
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	98	14,649	14,747	103	13,935	14,038
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, allowance for credit losses	$98	$14,649	$14,747	$103	$13,935	$14,038

Financing receivables:(1)
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	189	173,813	174,002	174	173,697	173,871
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, financing receivables	$189	$173,813	$174,002	$174	$173,697	$173,871

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

The following table presents the aging status of the recorded investment in leases as of March 31, 2013, classified according to the original score granted by our internally-developed proprietary scoring model:

	Current	31 to 60 days Past Due	61 to 90 days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
LeaseComm	$96	$3	$4	$86	$189	$86
TimePayment
Gold	53,654	2,978	1,442	2,632	60,706	2,632
Silver	83,874	2,470	2,726	14,171	103,241	14,171
Bronze	6,669	394	425	2,378	9,866	2,378

TimePayment subtotal	144,197	5,842	4,593	19,181	173,813	19,181

Total financing receivables	$144,293	$5,845	$4,597	$19,267	$174,002	$19,267

Percent of total financing receivables	82.9%	3.4%	2.6%	11.1%	100%

The following table presents the aging status of the recorded investment in leases as of December 31, 2012, classified according to the original score granted by our internally-developed proprietary scoring model:

	Current	31 to 60 days Past Due	61 to 90 days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
LeaseComm	$90	$5	$5	$74	$174	$74
TimePayment
Gold	54,446	2,763	1,042	2,309	60,560	2,309
Silver	84,268	2,883	3,281	13,312	103,744	13,312
Bronze	6,341	493	441	2,118	9,393	2,118

TimePayment subtotal	145,055	6,139	4,764	17,739	173,697	17,739

Total financing receivables	$145,145	$6,144	$4,769	$17,813	$173,871	$17,813

Percent of total financing receivables	83.5%	3.5%	2.7%	10.3%	100%

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

D.	Net Income per Share

Net income per share for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Net income	$2,266	$2,011

Weighted average common shares outstanding	14,495,411	14,284,087
Dilutive effect of common stock options, warrants and restricted stock	291,169	316,688

Shares used in computation of net income per common share - diluted	14,786,580	14,600,775

Net income per common share - basic	$0.16	$0.14

Net income per common share - diluted	$0.15	$0.14

For the three month periods ended March 31, 2013 and 2012, there were no options excluded from the computation of diluted net income per share because their effect would have been antidilutive.

E.	Dividends

On January 29, 2013, we declared a dividend of $0.06 per share payable on February 15, 2013, to stockholders of record on February 8, 2013.

On January 31, 2012, we declared a dividend of $0.06 per share payable on February 15, 2012, to stockholders of record on February 10, 2012.

F.	Revolving line of credit

On August 2, 2007, we entered into a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently from $100 million to $150 million in December 2012. The December 2012 amendment would also permit further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

We had approximately $69.3 million and $70.4 million outstanding on our revolving line of credit facility at March 31, 2013, and December 31, 2012, respectively. At March 31, 2013, our available borrowing capacity was approximately $80.7 million, subject to limitations based on lease eligibility and a borrowing base formula. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of March 31, 2013, we were in compliance with all covenants under the revolving line of credit.

The maturity date of our revolving line of credit is December 2016, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six month term loan.

The following table demonstrates the total commitment under the revolving credit facility with the associated rate options in effect during the quarters ended March 31, 2013 and 2012. As of March 31, 2013, the total commitment under the facility was $150 million.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Amendment Date	Total Commitment under Credit Facility (in millions)	Rate options(1)
October 2011	$100	Prime plus 0.75% or LIBOR plus 2.75%
December 2012	$150	Base(2) plus 0.75% or LIBOR plus 2.50%

(1)	Under the terms of the facility, loans are Base Rate Loans (or, prior to December 2012, Prime Rate Loans), unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Base Rate Loan.
(2)	The “base rate” is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%.

At March 31, 2013, $65.0 million of our loans were LIBOR loans and $4.3 million of our loans were Base Rate Loans. The interest rate on our loans at March 31, 2013, was between 2.75% and 4.0%. At the same date, the qualified lease receivables eligible under the borrowing base computation was approximately $128.4 million.

G.	Stock-Based Employee Compensation

Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance, of which 15,718 shares are unissued as of March 31, 2013. In May 2012, our stockholders approved our 2012 Equity Incentive Plan, for which we have 750,000 shares of common stock reserved, of which 614,052 shares are unissued as of March 31, 2013. The total potential future grants under the combined 2008 and 2012 plans are 629,770 shares at March 31, 2013.

Non-employee director stock grants

The following details the stock granted to our non-employee directors under the 2008 Plan during the three month periods ended March 31, 2013 and 2012. These shares were issued as part of our annual director compensation arrangements and were fully vested on the date of issuance.

Date of Grant	Number of Shares	Fair Value per Share	Fair Value of Grant
February 2012	31,820	$6.60	$210
January 2013	29,205	$7.55	$221

Restricted Stock Unit Grants (RSUs)

The following provides details of our vested and unvested RSUs as of March 31, 2013:

				As of March 31, 2013
Date of Grant	Number of RSUs	Fair Value per Share	Fair Value of Grant	Vested	Non- Vested
February 2010	33,518	$3.15	$106	16,759	16,759
February 2011	33,044	$4.11	136	8,261	24,783
February 2012	40,393	$6.60	266	—	40,393
January 2013	45,316	$7.55	342	—	45,316

	152,271		$850	25,020	127,251

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

In January 2013, the Compensation and Benefits Committee of our Board of Directors granted 45,316 RSUs to our executive officers. The RSUs were valued on the date of grant and the fair value of these awards was $7.55 per share. The issuance consists of three separate tranches. The first tranche is for 28,643 RSUs which vest over five years at 25% annually beginning on the second anniversary of the grant date. The second tranche is for 15,548 RSUs which cliff vest after three years only if management achieves specific performance measures The third tranche is for 1,125 RSUs which vest over five years at 25% annually, beginning on the second anniversary of the grant date, and represent payment related to 2012 incentive bonus compensation.

During the three months ended March 31, 2013, and March 31, 2012, amortized compensation expense related to RSUs was $50,000 and $23,000, respectively.

Information relating to our outstanding stock options at March 31, 2013, is as follows:

Outstanding				Exercisable
Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Shares	Intrinsic Value
$2.30	258,723	5.92	$1,586	$2.30	194,042	$1,189
$5.77	31,923	3.92	85	$5.77	31,923	85
$5.85	142,382	4.83	367	$5.85	142,382	367

	433,028	5.41	$2,038	$3.72	368,347	$1,641

During the three months ended March 31, 2013, there were no options granted, exercised, forfeited, or expired.

For the three months ended March 31, 2013 and 2012, the total share-based compensation cost recognized was $61,000 and $45,000, respectively. The unrecognized compensation cost was $649,000 at March 31, 2013.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

During the first quarter of fiscal year 2013 we repurchased and retired 14,984 shares of our common stock under our stock buyback program, at an average price per share of $7.45. The total cost of the shares purchased was approximately $112,000. There were no share repurchases made during the first quarter of 2012.

I.	Subsequent Events

We have evaluated all events and transactions that occurred through the date on which we issued these financial statements. Other than the declaration of dividends, we did not have any material subsequent events that impacted our consolidated financial statement.

On April 23, 2013, we declared a dividend of $0.06 payable on May 15, 2013, to shareholders of record on May 3, 2013.

J.	Recent Accounting Pronouncements

None.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with our condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are a specialized commercial/consumer finance company that provides microticket equipment leasing and other financing services. The average amount financed by TimePayment during 2012 was approximately $5,100. Our portfolio generally consists of business equipment leased or rented primarily to small commercial enterprises.

We finance the origination of our leases and contracts primarily through cash provided by operating activities and borrowings under our revolving line of credit. On August 2, 2007, we entered into a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, when it was increased from $100 million to $150 million. The December 2012 amendment would permit further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

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

We have also from time to time acquired service contracts under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we purchase the right to the payment stream under the monitoring contract from the dealer at a negotiated multiple of the monthly payments. In prior years, most of our service contract revenue was derived from our LeaseComm portfolio, for which we have not purchased any new security service contracts since 2002. Consequently, our service contract revenue from LeaseComm represents a less significant portion of our revenue stream over time. However, beginning in the second quarter of 2012, TimePayment began acquiring service contracts. During the first quarter of 2013, revenue from TimePayment monitoring contracts exceeded for the first time that earned from LeaseComm service contracts during the same period. TimePayment’s revenue from monitoring contracts is expected to continue to grow.

Operating Data

Dealer fundings were $20.1 million for the three months ended March 31, 2013; a decrease of $1.5 million or 7.2%, compared to the three months ended March 31, 2012. The decrease in origination dollars resulted from a decline in the average funded amount from approximately $5,400 in the first quarter of 2012 to $4,600 in the first quarter of 2013. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, and gross investment in rental equipment and service contracts decreased from $242.3 million at December 31, 2012, to $241.5 million at March 31, 2013. Net cash provided by operating activities decreased by $0.9 million, or 4.0%, to $21.4 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note B to the condensed consolidated financial statements included in this Quarterly Report and in Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of our consolidated financial position and results of operations. These policies require the application of significant judgment by us and as a result, are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information obtained from dealers and other sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the three months ended March 31, 2013.

Results of Operations - Three months ended March 31, 2013, compared to the three months ended March 31, 2012

Revenues

	Three months ended March 31,
	2013	Change	2012
	(Dollars in thousands)
Revenues:
Income on financing leases	$10,204	5.9%	$9,635
Rental income	2,503	8.0%	2,317
Income on service contracts	176	107.1%	85
Loss and damage waiver fees	1,441	12.0%	1,287
Service fees and other	971	5.5%	920

Total revenues	$15,295	7.4%	$14,244

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

Total revenues for the three months ended March 31, 2013, were $15.3 million, an increase of $1.1 million, or 7.4%, from the three months ended March 31, 2012. The overall increase was due to an increase of $0.6 million in income on financing leases, a $0.2 million increase in rental income, $0.2 million increase in fees and other income and a $0.1 million increase in service contract revenue. The increase in income on financing leases is a result of the continued growth in new lease originations. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals, partially offset by the attrition of LeaseComm and TimePayment rental contracts. Historically, our service contract revenue was derived from our LeaseComm portfolio, for which we have not purchased any new security service contracts since 2002. Consequently, our service contract revenue from LeaseComm represents a less significant portion of our revenue stream over time. However, beginning in the first second quarter of 2012, TimePayment began acquiring service contracts. During the first quarter of 2013, TimePayment’s service contract revenue exceeded that earned by LeaseComm. We expect TimePayment’s service contract revenue to continue to increase in 2013.

Selling, General and Administrative Expenses

	Three months ended March 31,
	2013	Change	2012
	(Dollars in thousands)
Selling, general and administrative	$4,662	7.0%	$4,356
As a percent of revenue	30.5%		30.6%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $0.3 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase was primarily driven by increases in compensation-related expenses, partially offset by a reduction in legal fees. The number of employees as of March 31, 2013, was 151 compared to 141 as of March 31, 2012.

Provision for Credit Losses

	Three months ended March 31,
	2013	Change	2012
	(Dollars in thousands)
Provision for credit losses	$4,881	(0.3)%	$4,896
As a percent of revenue	31.9%		34.4%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $15,000 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, while net charge-offs decreased by 20.1% to $4.2 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The decrease in the allowance reflects improvements in delinquency levels of the lease portfolio.

Depreciation and Amortization

	Three months ended March 31,
	2013	Change	2012
	(Dollars in thousands)
Depreciation - property and equipment	$154	2.0%	$151
Depreciation - rental equipment	1,048	22.3%	857
Amortization - service contracts	103	100%	—

Total depreciation and amortization	$1,305	29.5%	$1,008

As a percent of revenue	8.5%		7.1%

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

Depreciation expense on rentals increased by $0.2 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in depreciation is due to the increase in the number of TimePayment lease contracts reaching maturity and converting to rentals. Depreciation expense on service contracts increased by $0.1 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Depreciation and amortization of property and equipment increased by $3,000 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Interest Expense

	Three months ended March 31,
	2013	Change	2012
	(Dollars in thousands)
Interest	$670	5.8%	$633
As a percent of revenue	4.4%		4.4%
Line of credit balance (end of period):	$69,254		$62,981

We pay interest on borrowings under our revolving line of credit. Interest expense increased by $37,000 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase resulted primarily from our increased level of borrowing on our revolving line of credit partially offset by lower interest rates.

Provision for Income Taxes

	Three months ended March 31,
	2013	Change	2012
	(Dollars in thousands)
Provision for income taxes	$1,511	12.8%	$1,340
As a percent of revenue	9.9%		9.4%
As a percent of income before taxes	40.0%		40.0%

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

The provision for income taxes increased by $171,000 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase resulted from the $0.4 million increase in income before taxes for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

As of March 31, 2013, we had a liability of $32,000 for accrued interest and penalties related to various state income tax matters. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2010, and our state income tax returns are subject to examination for tax years ended on or after December 31, 2009.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. In December 2012, we amended our revolving line of credit which reduced our interest rate to a more current rate. We have determined that the fair value of our revolving line of credit at March 31, 2013, approximates its carrying value.

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

	March 31, 2013		December 31, 2012
	(dollars in thousands)
Current	$177,927	83.7%	$179,887	84.3%
31-60 days past due	7,184	3.4	7,601	3.6
61-90 days past due	5,633	2.7	5,825	2.7
Over 90 days past due	21,782	10.2	20,153	9.4

Gross receivables due in installments	$212,526	100.0%	$213,466	100.0%

Liquidity and Capital Resources

General

Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, cash provided by operating activities and the proceeds from our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing the cash on hand, cash provided from operating activities and borrowings on our revolving line of credit which matures in December 2016. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes, payment of dividends and capital expenditures.

For the three months ended March 31, 2013 and 2012, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $21.4 million for the three months ended March 31, 2013, compared to $22.3 million for the three months ended March 31, 2012. At March 31, 2013, we had approximately $69.3 million outstanding under our revolving credit facility and had available borrowing capacity of approximately $80.7 million, subject to the borrowing base formula.

We used net cash in investing activities of $20.6 million for the three months ended March 31, 2013, and $21.6 million for the three months ended March 31, 2012. Investing activities primarily relate to the origination of leases with investments in lease and service contracts, direct costs, property and equipment.

Net cash used in financing activities was $1.4 million for the three months ended March 31, 2013, and $0.6 million for the three months ended March 31, 2012. Financing activities primarily consist of the borrowings and repayments on our revolving line of credit and dividend payments. During the first quarter of 2013, we borrowed $31.6 million and repaid $32.7 million on our line of credit. During the same period in 2012, we borrowed $29.6 million and repaid $29.3 million on our line of credit.

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

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	March 31, 2013				December 31, 2012
(dollars in 000)	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount
Revolving credit facility (1)	$69,254	2.75-4.00%	$80,746	$150,000	$70,380	2.96-4.00%	$79,620	$150,000

(1)	The unused capacity is subject to the borrowing base formula.

On August 2, 2007, we entered into a revolving line of credit with a bank syndicate led by Sovereign Bank (“Sovereign”) based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, from $100 million to $150 million. In addition, the December 2012 amendment would permit further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

The following table demonstrates the total commitment under the revolving credit facility with the associated rate options in effect during the quarters ended March 31, 2013 and 2012. As of March 31, 2013, the total commitment under the facility was $150 million.

Amendment Date	Total Commitment under Credit Facility (in millions)	Rate options(1)
October 2011	$100	Prime plus 0.75%	or	LIBOR plus 2.75%
December 2012	$150	Base(2) plus 0.75%	or	LIBOR plus 2.50%

(1)

Under the terms of the facility, loans are Base Rate Loans (or prior to December 2012, Prime Rate Loans), unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Base Rate Loan.

(2)	The “base rate” is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%.

At March 31, 2013, $65.0 million of our loans were LIBOR loans and $4.3 million of our loans were Base Rate Loans. At March 31, 2013, the qualified lease receivables eligible under the borrowing base computation was approximately $128.4 million.

Dividends

During the three months ended March 31, 2013, we declared a dividend of $0.06 per share payable on February 15, 2013, to shareholders of record on February 8, 2013. During the three months ended March 31, 2012, we declared a dividend of $0.06 per share payable on February 15, 2012, to shareholders of record on February 10, 2012.

On April 23, 2013, we declared a dividend of $0.06 per share payable on May 15, 2013, to stockholders of record on May 3, 2013.

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

During the quarter ended March 31, 2013, we repurchased a total of 14,984 shares of our common stock under the common stock repurchase program approved in 2010, at an average price per share of $7.45. The total cost of the shares purchased was approximately $112,000. See Part II, Item 2 of this Quarterly Report on Form 10-Q for more information.

Since the program’s inception, we have repurchased a total of 101,279 shares of our common stock at a total cost of approximately $491,000.

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

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of March 31, 2013, we have repaid all of our fixed-rate debt and have $69.3 million of outstanding variable interest rate obligations under our revolving line of credit.

Our revolving line of credit bears interest at rates which fluctuate with changes in the prime rate or the LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

We maintain an investment portfolio in accordance with our investment policy guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. We minimize investment risk by limiting the amount invested in any single security and by focusing on conservative investment choices with short terms and high credit quality standards. We do not use derivative financial instruments or invest for speculative trading purposes. Investment activity during 2012 and 2013 was very limited given the lack of cash available to invest and the relatively low investment rates being offered.

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

Internal control over financial reporting

During the first quarter of our fiscal year ending December 31, 2013, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of the material risks that we face relating to our business, financial performance and industry, as well as other risks that an investor in our common stock may face, see the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

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

During the quarter ended March 31, 2013, we repurchased and retired shares of our common stock under our stock buyback program. The following table shows details of these repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program
August 10, 2010, to December 31, 2012	86,295	$4.40	86,295	163,705

January 1 to January 31, 2013	—	—	—	163,705
February 1 to February 28, 2013	13,775	$7.45	13,775	149,930
March 1 to March 31, 2013	1,209	$7.50	1,209	148,721

January 1 to March 31, 2013 Total	14,984	$7.45	14,984

(1)	All repurchases were made pursuant to the repurchase program described above, which was publicly announced on August 11, 2010.

ITEM 6.	Exhibits

(a)	Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

10.1	Amended and Restated Employment Agreement between the Registrant and James R. Jackson, Jr., dated February 1, 2013 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2013).

10.2	Amended and Restated Employment Agreement between the Registrant and Steven LaCreta, dated February 1, 2013 (incorporated by reference to Exhibit 10.2 in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2013).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013 and the twelve months ended December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By:	/s/ Richard F. Latour
President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.
Vice President and Chief Financial Officer

Date: May 15, 2013