Form 10-Q
period 2013-06-30
MICROFINANCIAL INC
filed 2013-08-14
CIK 827230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, 14,435,498 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$3,029	$3,557
Restricted cash	335	1,213
Net investment in leases:
Receivables due in installments	215,134	213,466
Estimated residual value	23,720	24,176
Initial direct costs	1,745	1,751
Less:
Advance lease payments and deposits	(3,082)	(3,278)
Unearned income	(60,820)	(62,244)
Allowance for credit losses	(15,576)	(14,038)

Net investment in leases	161,121	159,833

Investment in service contracts, net	1,446	797
Investment in rental contracts, net	1,093	1,037
Property and equipment, net	1,488	1,534
Other assets	1,703	1,658

Total assets	$170,215	$169,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$71,318	$70,380
Accounts payable	2,597	3,220
Dividends payable	46	40
Other liabilities	2,692	2,545
Income taxes payable	435	653
Deferred income taxes	8,127	10,399

Total liabilities	85,215	87,237

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2013, and December 31, 2012	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,418,911 and 14,470,219 shares issued at June 30, 2013, and December 31, 2012, respectively	144	145
Additional paid-in capital	47,132	47,500
Retained earnings	37,724	34,747

Total stockholders’ equity	85,000	82,392

Total liabilities and stockholders’ equity	$170,215	$169,629

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Income on financing leases	$10,359	$9,920	$20,563	$19,555
Rental income	2,682	2,402	5,185	4,719
Income on service contracts	214	85	390	170
Loss and damage waiver fees	1,446	1,321	2,887	2,608
Service fees and other	973	967	1,944	1,887

Total revenues	15,674	14,695	30,969	28,939

Expenses:
Selling, general and administrative	4,841	4,025	9,503	8,381
Provision for credit losses	4,743	4,548	9,624	9,444
Depreciation and amortization	1,310	1,065	2,615	2,073
Interest	660	655	1,330	1,288

Total expenses	11,554	10,293	23,072	21,186

Income before provision for income taxes	4,120	4,402	7,897	7,753
Provision for income taxes	1,654	1,761	3,165	3,101

Net income	$2,466	$2,641	$4,732	$4,652

Net income per common share – basic	$0.17	$0.18	$0.33	$0.33

Net income per common share – diluted	$0.17	$0.18	$0.32	$0.32

Weighted-average shares:
Basic	14,478,802	14,297,524	14,487,061	14,290,806

Diluted	14,773,434	14,658,235	14,782,523	14,635,068

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

(Unaudited)

			Additional Paid-in Capital		Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balance at December 31, 2011	14,257,324	$143	$46,727	$28,853	$75,723
Stock issued for director compensation	48,148	—	346	—	346
Stock-based compensation	—	—	191	—	191
Shares issued upon vesting of restricted stock units	8,380	—	—	—	—
Warrants exercised	6,367	—	—	—	—
Stock options exercised	150,000	2	236	—	238
Common stock dividends ($0.24 per share)	—	—	—	(3,457)	(3,457)
Net income	—	—	—	9,351	9,351

Balance at December 31, 2012	14,470,219	145	47,500	34,747	82,392
Stock issued for director compensation	29,205	—	221	—	221
Stock-based compensation	—	—	118	—	118
Stock repurchase program	(97,153)	(1)	(707)	—	(708)
Shares issued upon vesting of restricted stock units	16,640	—	—	—	—
Common stock dividends ($0.12 per share)	—	—	—	(1,755)	(1,755)
Net income	—	—	—	4,732	4,732

Balance at June 30, 2013	14,418,911	$144	$47,132	$37,724	$85,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Cash received from customers	$63,873	$59,232
Cash paid to suppliers and employees	(12,106)	(10,118)
Cash paid for income taxes	(5,656)	(6,647)
Interest paid	(1,198)	(1,133)

Net cash provided by operating activities	44,913	41,334

Cash flows from investing activities:
Investment in lease and service contracts	(43,857)	(44,761)
Investment in direct costs	(718)	(831)
Investment in property and equipment	(225)	(123)

Net cash used in investing activities	(44,800)	(45,715)

Cash flows from financing activities:
Proceeds from secured debt	67,198	65,633
Repayment of secured debt	(66,260)	(59,835)
Decrease in restricted cash	878	86
Repayment of capital lease obligation	—	(1)
Repurchase of common stock	(708)	—
Payment of dividends	(1,749)	(1,719)

Net cash (used in) provided by financing activities	(641)	4,164

Net change in cash and cash equivalents	(528)	(217)
Cash and cash equivalents, beginning of period	3,557	2,452

Cash and cash equivalents, end of period	$3,029	$2,235

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,732	$4,652
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(20,563)	(19,555)
Depreciation and amortization	2,615	2,073
Provision for credit losses	9,624	9,444
Recovery of equipment cost and residual value	51,216	46,945
Stock-based compensation expense	118	94
Decrease in deferred income taxes	(2,272)	(1,464)
Changes in assets and liabilities:
Decrease in income taxes payable	(218)	(760)
Increase in other assets	(45)	(1,280)
Increase (decrease) in accounts payable	(402)	648
Increase in other liabilities	108	537

Net cash provided by operating activities	$44,913	$41,334

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through lease incentives	$39	$—
Fair market value of stock issued for compensation	$221	$210

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

A.	Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and LeaseComm Corporation. TimePayment is a specialized commercial finance company that leases and rents “microticket” equipment and provides other financing services. LeaseComm originated leases from January 1986 through October 2002, and continues to service its remaining contract portfolio. TimePayment commenced originating leases in July 2004. The average contract amount financed by TimePayment was approximately $5,200 during 2012 and $4,800 during the first six months of 2013. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.

B.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

Allowance for Credit Losses and Credit Quality

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Given the nature of the microticket market and the individual size of each contract, we do not have a formal credit review committee to review individual contracts. Rather, we have developed a sophisticated, multi-tiered pricing model and have automated the credit scoring, approval and collection processes. We believe that with the proper pricing model, we can grant credit to a wide range of applicants provided we have priced appropriately for the associated risk. As a result of approving a wide range of credits, we experience a relatively high level of delinquency and write-offs in our portfolio. We periodically review the credit scoring and approval process to ensure that the automated system is making appropriate credit decisions. Given the nature of the microticket market and the individual size of each contract, we do not evaluate contracts individually for the purpose of developing and determining the adequacy of the allowance for credit losses. Contracts in our portfolio are not re-graded subsequent to the initial extension of credit and the allowance is not allocated to specific contracts. Rather, we view the contracts as having common characteristics and maintain a general allowance against our entire portfolio utilizing historical collection statistics and an assessment of current credit risk in the portfolio as the basis for the amount.

Each period, the provision for credit losses in the income statement results from the combination of an estimate by management of credit losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods. To serve as a basis for making this provision, we have adopted a consistent,

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our microticket contracts. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of an internally-developed proprietary scoring model that considers several factors including the lessee’s bureau-reported credit score at contract inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provide the basis for our analysis of the adequacy of the allowance for credit losses. In general, a receivable is deemed uncollectable when it is 360 days past due or earlier if other adverse events occur with respect to an account. None of our receivables are placed on non-accrual status as contracts are charged off when deemed uncollectible. Historically, the typical monthly payment under our microticket contracts has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the relatively small amount necessary to bring a contract current.

We segregate our contract portfolio between TimePayment and LeaseComm to perform the calculation and analysis of the allowance for loan losses. Each subsidiary consists of a single portfolio segment – microticket equipment. Leases of microticket equipment and other contracts are made to businesses and individuals and are generally secured by assets of the business or a personal guarantee. Repayment is expected from the cash flows of the business or individual. A weakened economy, and resultant decreased consumer spending, may have a negative effect on the credit quality in this segment.

We assign internal risk ratings for all lessees and determine the creditworthiness of each contract based upon this internally developed proprietary scoring model. The LeaseComm portfolio is evaluated in total, with a reserve calculated based upon the aging of the portfolio and our collection experience. The TimePayment scoring model generates one of ten acceptable risk ratings based upon the creditworthiness of each application or it rejects the application. The scores are assigned at contract inception, and these scores are maintained over the contract term regardless of payment performance. To facilitate review and reporting, management aggregates these ten scores into one of three categories with similar risk profiles and delinquency characteristics identified as Gold, Silver or Bronze.

•

Contracts assigned a Gold rating represent those transactions which exhibit the best risk rating based on our internal credit scores. They are considered of sufficient quality to preclude an otherwise adverse rating. Gold rated contracts are typically represented by lessees with high bureau-reported credit scores for personal guarantors at contract inception or are supported by established businesses for those transactions which are not personally guaranteed by the lessee.

•

Contracts assigned a Silver rating fall in the middle range of the nine acceptable scores generated by the scoring model. These transactions possess a reasonable amount of risk based on their profile and may exhibit vulnerability to deterioration if adverse factors are encountered. These contracts typically demonstrate adequate coverage but warrant a higher level of monitoring by management to ensure that weaknesses do not advance.

•

A Bronze rating applies to contracts at the lower end of the nine acceptable scores generated by the scoring model whereby the lessee may have difficulty meeting the contract obligation if adverse factors are encountered. Bronze rated contracts typically have lower reported credit scores at contract inception and will typically have other less desirable credit attributes.

See Note C for details of our allowance for credit losses and the aged analysis of past due financing receivables based upon our internally-developed proprietary scoring model.

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

The carrying values of cash and cash equivalents, restricted cash, other assets, accounts payable and other liabilities approximate their fair values due to the short maturity of these instruments. The fair value of the amounts outstanding under our revolving line of credit, evaluated using Level 2 inputs as of June 30, 2013, and December 31, 2012, approximate the carrying value.

Stock-based Employee Compensation

We have adopted the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 Compensation—Stock Compensation. FASB ASC Topic 718 requires us to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered by FASB ASC Topic 718 include share options, restricted share plans and performance-based awards.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

C.	Allowance for Credit Losses and Credit Quality

The following table reconciles the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2013 and 2012:

	Microticket equipment
	Three months ended June 30, 2013			Three months ended June 30, 2012
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Beginning balance	$98	$14,649	$14,747	$143	$12,714	$12,857
Charge-offs	(51)	(5,555)	(5,606)	(169)	(5,512)	(5,681)
Recoveries	37	1,655	1,692	24	1,282	1,306
Provisions	24	4,719	4,743	128	4,420	4,548

Ending balance, allowance for credit losses	$108	$15,468	$15,576	$126	$12,904	$13,030

The following table reconciles the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2013 and 2012:

	Microticket equipment
	Six months ended June 30, 2013			Six months ended June 30, 2012
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Beginning balance	$103	$13,935	$14,038	$162	$13,018	$13,180
Charge-offs	(170)	(11,008)	(11,178)	(332)	(11,888)	(12,220)
Recoveries	89	3,003	3,092	136	2,490	2,626
Provisions	86	9,538	9,624	160	9,284	9,444

Ending balance, allowance for credit losses	$108	$15,468	$15,576	$126	$12,904	$13,030

The following table presents the allowance for credit losses and financing receivables by portfolio segment as of June 30, 2013, and December 31, 2012, classified according to the impairment evaluation method:

	As of June 30, 2013			As of December 31, 2012
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	108	15,468	15,576	103	13,935	14,038
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, allowance for credit losses	$108	$15,468	$15,576	$103	$13,935	$14,038

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

	As of June 30, 2013			As of December 31, 2012
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Financing receivables:(1)
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	243	176,454	176,697	174	173,697	173,871
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, financing receivables	$243	$176,454	$176,697	$174	$173,697	$173,871

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

The following table presents the aging status of the recorded investment in leases as of June 30, 2013, classified according to the original score granted by our internally-developed proprietary scoring model:

		31 to 60 days	61 to 90 days	Over 90 Days		Over 90 Days
	Current	Past Due	Past Due	Past Due	Total	Accruing

LeaseComm	$118	$5	$4	$116	$243	$116

TimePayment
Gold	55,840	1,639	1,087	3,638	62,204	3,638
Silver	84,107	2,586	2,603	14,391	103,687	14,391
Bronze	7,156	469	378	2,560	10,563	2,560

TimePayment subtotal	147,103	4,694	4,068	20,589	176,454	20,589

Total financing receivables	$147,221	$4,699	$4,072	$20,705	$176,697	$20,705

Percent of total financing receivables	83.3%	2.7%	2.3%	11.7%	100.0%

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

The following table presents the aging status of the recorded investment in leases as of December 31, 2012, classified according to the original score granted by our internally-developed proprietary scoring model:

		31 to 60 days	61 to 90 days	Over 90 Days		Over 90 Days
	Current	Past Due	Past Due	Past Due	Total	Accruing

LeaseComm	$90	$5	$5	$74	$174	$74

TimePayment
Gold	54,446	2,763	1,042	2,309	60,560	2,309
Silver	84,268	2,883	3,281	13,312	103,744	13,312
Bronze	6,341	493	441	2,118	9,393	2,118

TimePayment subtotal	145,055	6,139	4,764	17,739	173,697	17,739

Total financing receivables	$145,145	$6,144	$4,769	$17,813	$173,871	$17,813

Percent of total financing receivables	83.5%	3.5%	2.7%	10.3%	100%

D.	Net Income per Share

Net income per share for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$2,466	$2,641	$4,732	$4,652

Weighted average common shares outstanding	14,478,802	14,297,524	14,487,061	14,290,806
Dilutive effect of common stock options, warrants and restricted stock	294,632	360,711	295,462	344,262

Shares used in computation of net income per common share - diluted	14,773,434	14,658,235	14,782,523	14,635,068

Net income per common share - basic	$0.17	$0.18	$0.33	$0.33

Net income per common share - diluted	$0.17	$0.18	$0.32	$0.32

For the three and six month periods ended June 30, 2013 and 2012, there were no options excluded from the computation of diluted net income per share because their effect would have been antidilutive.

E.	Dividends

2013
Date Declared	Record Date	Payment Date	Dividend per Share
January 29, 2013	February 8, 2013	February 15, 2013	$0.06
April 23, 2013	May 3, 2013	May 15, 2013	0.06

Total			$0.12

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

We had approximately $71.3 million and $70.4 million outstanding on our revolving line of credit facility at June 30, 2013, and December 31, 2012, respectively. At June 30, 2013, our available borrowing capacity was approximately $78.7 million, subject to limitations based on lease eligibility and a borrowing base formula. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of June 30, 2013, we were in compliance with all covenants under the revolving line of credit.

The maturity date of our revolving line of credit is December 21, 2016, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six month term loan.

The following table demonstrates the total commitment under the revolving credit facility with the associated rate options in effect during the three and six month periods ended June 30, 2013 and 2012. As of June 30, 2013, the total commitment under the facility was $150 million.

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

At June 30, 2013, $65.0 million of our loans were LIBOR loans and $6.3 million of our loans were Base Rate Loans. The interest rate on our loans at June 30, 2013, was between 2.9% and 4.0%. At the same date, the qualified lease receivables eligible under the borrowing base computation were approximately $127.8 million.

G.	Stock-Based Employee Compensation

Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance, of which 15,718 shares are unissued as of June 30, 2013. In May 2012, our stockholders approved our 2012 Equity Incentive Plan, for which we have 750,000 shares of common stock reserved, of which 614,052 shares are unissued as of June 30, 2013. The total potential future grants under the combined 2008 and 2012 plans are 629,770 shares at June 30, 2013.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

For the three months ended June 30, 2013 and 2012, the total share-based compensation cost recognized was $57,000 and $49,000, respectively. For the six months ended June 30, 2013 and 2012, the total share-based compensation cost recognized was $118,000 and $94,000, respectively. The unrecognized compensation cost was $593,000 and $365,000 at June 30, 2013 and December 31, 2012, respectively.

Non-employee director stock grants

The following details the stock granted to our non-employee directors under the 2008 Plan during the six months ended June 30, 2013 and 2012. These shares were issued as part of our annual director compensation arrangements related to the prior years’ service, and were fully vested on the date of issuance.

Date of Grant	Number of Shares	Fair Value per Share	Fair Value of Grant
February 2012	31,820	$6.60	$210
January 2013	29,205	$7.55	$221

Restricted Stock Unit Grants (RSUs)

The following provides details of our vested and unvested RSUs as of June 30, 2013:

				As of June 30, 2013
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

During the three months ended June 30, 2013, and June 30, 2012, amortized compensation expense related to RSUs was $50,000 and $29,000, respectively. During the six months ended June 30, 2013, and June 30, 2012, amortized compensation expense related to RSUs was $100,000 and $52,000, respectively.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Stock Options

Information relating to our outstanding stock options at June 30, 2013, is as follows:

Outstanding				Exercisable
Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Shares	Intrinsic Value
$2.30	258,723	5.67	$1,436	$2.30	194,042	$1,077
$5.77	31,923	3.67	66	$5.77	31,923	66
$5.85	142,382	4.58	285	$5.85	142,382	285

	433,028	5.16	$1,787	$3.97	368,347	$1,428

During the three and six months ended June 30, 2013, there were no options granted, exercised, forfeited, or expired.

H.	Commitments and Contingencies

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

Contract Commitments

We accept contract applications on a daily basis and, as a result, we have a pipeline of applications that have been approved, where a contract has not been originated. Our commitment to lend does not become binding until all of the steps in the contract origination process have been completed, including the receipt of the contract, supporting documentation and verification with the lessee. Since we fund on the same day a contract is verified, we do not have any outstanding commitments to lend.

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

During the first six months of fiscal year 2013, the Company repurchased and retired 97,153 shares of its common stock under our stock buyback program at an average price per share of $7.28. The total cost of the shares purchased was approximately $708,000. There were no share repurchases made during the first six months of 2012.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

On July 17, 2013, we declared a dividend of $0.06 payable on August 15, 2013, to shareholders of record on July 30, 2013.

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

Forward-Looking Information

Statements in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes”, “anticipates”, “expects,” “intends” and similar expressions are intended to identify forward-looking statements. We caution that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such statements contain a number of risks and uncertainties, including but not limited to those associated with: the demand for the equipment types we finance; our significant capital requirements; our ability or inability to obtain the financing we need, or to use internally generated funds, in order to continue originating contracts; the risks of defaults on our leases; our provision for credit losses; our residual interests in underlying equipment; possible adverse consequences associated with our collection policy; the effect of higher interest rates on our portfolio; increasing competition; increased governmental regulation of the rates and methods we use in financing and collecting on our leases and contracts; acquiring other portfolios or companies; dependence on key personnel; changes to accounting standards for equipment leases; adverse results in litigation and regulatory matters, or promulgation of new or enhanced legislation or regulations; information technology systems disruptions; and general economic and business conditions. Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. We cannot assure that we will be able to anticipate or respond timely to changes which could adversely affect our operating results. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock. Statements relating to past dividend payments or our current dividend policy should not be construed as a guarantee that any future dividends will be paid. For a more complete description of the prominent risks and uncertainties inherent in our business, see the risk factors included in our most recent Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission.

Overview

We are a specialized commercial/consumer finance company that provides microticket equipment leasing and other financing services. The average contract amount financed by TimePayment was approximately $5,200 during 2012 and $4,800 during the first six months of 2013. Our portfolio generally consists of business equipment leased or rented primarily to small commercial enterprises.

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

We also acquire service contracts under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we purchase the right to the payment stream under the monitoring service contract from the dealer at a negotiated multiple of the monthly payments. In prior years, most of our service contract revenue was derived from our LeaseComm portfolio, for which we have not purchased any new security service contracts since 2002. Consequently, our service contract revenue from LeaseComm represents a less significant portion of our revenue stream over time. Beginning in the second quarter of 2012, TimePayment began acquiring service contracts. During the first half of 2013, revenue from TimePayment service contracts exceeded the revenue earned from LeaseComm service contracts during the same period. TimePayment’s revenue from service contracts is expected to continue to grow as TimePayment continues to acquire service contracts.

Operating Data

Dealer funding was $23.9 million and $43.9 million for the three and six months ended June 30, 2013, respectively; compared to $23.9 million and $45.5 million for the comparable periods in 2012. On a year to date basis, this represents a decrease of $1.6 million, or 3.5%, year over year. Originations declined as a result of lower average contract amounts, which decreased from $5,500 during the first half of 2012 to $4,800 during the first half of 2013. In part, the reduction in the average contract amount was due to the increase in the number of service contract originations, for which the average amount funded was approximately $1,200.

We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values and gross investment in rental and service contracts increased from $242.3 million at December 31, 2012, to $244.2 million at June 30, 2013. Cash received from customers increased by $2.7 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, and by $4.6 million during the first six months of 2013 as compared to the equivalent period in 2012.

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

Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the six months ended June 30, 2013.

Results of Operations - Three months ended June 30, 2013, compared to the three months ended June 30, 2012

Revenues

	Three months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Revenues:
Income on financing leases	$10,359	4.4%	$9,920
Rental income	2,682	11.7%	2,402
Income on service contracts	214	151.8%	85
Loss and damage waiver fees	1,446	9.5%	1,321
Service fees and other	973	0.6%	967

Total revenues	$15,674	6.7%	$14,695

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

Total revenues for the three months ended June 30, 2013, were $15.7 million, an increase of $1.0 million, or 6.7%, from the three months ended June 30, 2012. The overall increase was due to an increase of $0.4 million in income on financing leases, a $0.3 million increase in rental income, $0.2 million increase in fees and other income and a $0.1 million increase in service contract revenue. The increase in income on financing leases is a result of the continued growth in new lease originations during 2012 and 2013. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals, partially offset by the attrition of existing LeaseComm and TimePayment rental contracts. Our service contract revenue from the LeaseComm portfolio continues to decline over time since we have not acquired any new contracts for that entity since 2002. However, beginning in the second quarter of 2012, TimePayment began acquiring service contracts. During the second quarter of 2013, approximately 70% of our service contract revenue was earned by TimePayment.

Selling, General and Administrative Expenses

	Three months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Selling, general and administrative	$4,841	20.3%	$4,025
As a percent of revenue	30.9%		27.4%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $0.8 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase was primarily driven by increases in compensation-related expenses due to higher headcount and increases in legal fees. Our headcount as of June 30, 2013, was 156 compared to 139 as of June 30, 2012.

Provision for Credit Losses

	Three months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Provision for credit losses	$4,743	4.3%	$4,548
As a percent of revenue	30.3%		30.9%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $195,000 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, while net charge-offs decreased by 10.5% to $3.9 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The increase in the allowance as a percentage of the net lease receivables reflects higher delinquency levels of the lease portfolio.

Depreciation and Amortization

	Three months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Depreciation - property and equipment	$157	3.3%	$152
Depreciation - rental equipment	1,043	14.2%	913
Amortization - service contracts	110	100.0%	—

Total depreciation and amortization	$1,310	23.0%	$1,065

As a percent of revenue	8.4%		7.2%

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

Investments in service contracts are amortized over the term of the contract. In a typical service contract acquisition, a homeowner purchases a home security system and simultaneously signs a contract with the security dealer for monthly monitoring of the system. The security dealer then sells the rights to that monthly payment to us. We perform all of the processing, billing, collection and administrative work on the service contract. In the event the contract terminates prior to its contractual term, the remaining net book value is expensed. Beginning in the second quarter of 2012, TimePayment began acquiring service contracts.

Depreciation expense on rentals increased by $0.1 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in depreciation is due to the increase in the number of TimePayment lease contracts reaching maturity and converting to rentals. Amortization expense on service contracts increased by $0.1 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to new service contract originations since the second quarter of 2012. Depreciation of property and equipment increased by $5,000 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Interest Expense

	Three months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Interest	$660	0.8%	$655
As a percent of revenue	4.2%		4.5%

Line of credit balance (end of period):	$71,318		$68,538

We pay interest on borrowings under our revolving line of credit. Interest expense increased by $5,000 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. This increase resulted primarily from our increased level of borrowing on our revolving line of credit partially offset by lower interest rates.

Provision for Income Taxes

	Three months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Provision for income taxes	$1,654	(6.1)%	$1,761
As a percent of revenue	10.6%		12.0%
As a percent of income before taxes	40.1%		40.0%

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

The provision for income taxes decreased by $0.1 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. This decrease resulted from the $0.3 million decrease in income before taxes for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

As of June 30, 2013, we had a receivable of $10,000 resulting from a state income tax audit. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2010, and our state income tax returns are subject to examination for tax years ended on or after December 31, 2009.

Results of Operations - Six months ended June 30, 2013, compared to the six months ended June 30, 2012

Revenues

	Six months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Revenues:
Income on financing leases	$20,563	5.2%	$19,555
Rental income	5,185	9.9%	4,719
Income on service contracts	390	129.4%	170
Loss and damage waiver fees	2,887	10.7%	2,608
Service fees and other	1,944	3.0%	1,887

Total revenues	$30,969	7.0%	$28,939

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

Total revenues for the six months ended June 30, 2013, were $31.0 million, an increase of $2.0 million, or 7.0%, from the six months ended June 30, 2012. The overall increase was due to an increase of $1.0 million in income on financing leases, a $0.5 million increase in rental income, a $0.3 million increase in fees and other income and a $0.2 million increase in service contract revenue. The increase in income on financing leases is a result of the continued growth during 2012 and 2013 in new lease originations. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals, partially offset by the attrition of existing LeaseComm and TimePayment rental contracts. Our service contract revenue from the LeaseComm portfolio continues to decline over time since we have not acquired any new contracts for that entity since 2002. The increase in service contract revenue for 2013 is attributable to TimePayment service contract originations during the past year.

Selling, General and Administrative Expenses

	Six months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Selling, general and administrative	$9,503	13.4%	$8,381
As a percent of revenue	30.7%		29.0%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $1.1 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase was primarily driven by increases in compensation-related expenses and bank servicing fees. Our headcount as of June 30, 2013, was 156 compared to 139 as of June 30, 2012.

Provision for Credit Losses

	Six months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Provision for credit losses	$9,624	1.9%	$9,444
As a percent of revenue	31.1%		32.6%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $0.2 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, while net charge-offs decreased by 15.7% to $8.1 million. The provision was based on providing a general allowance on contracts funded during the period and our analysis of actual and expected losses in our portfolio. The increase in the allowance as a percentage of the net lease receivables reflects the higher delinquency levels of the lease portfolio.

Depreciation and Amortization

	Six months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Depreciation - property and equipment	$310	2.3%	$303
Depreciation - rental equipment	2,092	18.2%	1,770
Amortization - service contracts	213	100.0%	—

Total depreciation and amortization	$2,615	26.1%	$2,073

As a percent of revenue	8.4%		7.2%

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

Investments in service contracts are amortized over the term of the contract. In a typical service contract acquisition, a homeowner purchases a home security system and simultaneously signs a contract with the security dealer for monthly monitoring of the system. The security dealer then sells the rights to that monthly payment to us. We perform all of the processing, billing, collection and administrative work on the service contract. In the event the contract terminates prior to its contractual term, the remaining net book value is expensed. Beginning in the second quarter of 2012, TimePayment began acquiring service contracts.

Depreciation expense on rentals increased by $0.3 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in depreciation is due to the increase in the number of TimePayment lease contracts reaching maturity and converting to rentals. Amortization expense on service contracts increased by $0.2 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Depreciation and amortization of property and equipment increased by $7,000 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Interest Expense

	Six months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Interest	$1,330	3.3%	$1,288
As a percent of revenue	4.3%		4.5%

Line of credit balance (end of period):	$71,318		$68,538

We pay interest on borrowings under our revolving line of credit. Interest expense increased by $42,000 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. This increase resulted primarily from our increased level of borrowing on our revolving line of credit partially offset by lower interest rates.

Provision for Income Taxes

	Six months ended June 30,
	2013	Change	2012
	(Dollars in thousands)
Provision for income taxes	$3,165	2.1%	$3,101
As a percent of revenue	10.2%		10.7%
As a percent of income before taxes	40.1%		40.0%

The provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets, involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent we believe recovery is more likely than not, a valuation allowance is unnecessary.

The provision for income taxes increased by $64,000 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. This increase resulted primarily from the $0.1 million increase in income before taxes for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. In December 2012, we amended our revolving line of credit which reduced our interest rate to a more current rate. We have determined that the fair value of our revolving line of credit at June 30, 2013, approximates its carrying value.

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

	June 30, 2013		December 31, 2012
	(dollars in thousands)
Current	$181,176	84.3%	$179,887	84.3%
31-60 days past due	5,848	2.7	7,601	3.6
61-90 days past due	4,836	2.2	5,825	2.7
Over 90 days past due	23,274	10.8	20,153	9.4

Gross receivables due in installments	$215,134	100.0%	$213,466	100.0%

Liquidity and Capital Resources

General

Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, cash provided by operating activities and the proceeds from our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing cash on hand, cash provided from operating activities and borrowings on our revolving line of credit which matures in December 2016. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes, payment of dividends and capital expenditures.

For the six months ended June 30, 2013 and 2012, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $44.9 million for the six months ended June 30, 2013, compared to $41.3 million for the six months ended June 30, 2012. At June 30, 2013, we had approximately $71.3 million outstanding under our revolving credit facility and had available borrowing capacity of approximately $78.7 million, subject to the borrowing base formula.

We used net cash in investing activities of $44.8 million for the six months ended June 30, 2013, and $45.7 million for the six months ended June 30, 2012. Investing activities primarily relate to the origination of leases with investments in lease and service contracts, direct costs, property and equipment.

Net cash used in financing activities was $0.6 million for the six months ended June 30, 2013, and net cash provided by financing activities was $4.2 million for the six months ended June 30, 2012. Financing activities primarily consist of the borrowings and repayments on our revolving line of credit and dividend payments. During the first six months of 2013, we borrowed $67.2 million and repaid $66.3 million on our line of credit. During the same period in 2012, we borrowed $65.6 million and repaid $59.8 million on our line of credit. During the first six months of 2013, we used $0.7 million to repurchase our common stock. Restricted cash decreased by $0.9 million as of June 30, 2013, compared to December 31, 2012, due to the deferral of certain electronic payments to July because the 2013 quarter ended on a Sunday.

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

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	June 30, 2013				December 31, 2012
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
(dollars in 000)	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
Revolving credit facility (1)	$71,318	2.93-4.00%	$78,682	$150,000	$70,380	2.96 - 4.00%	$79,620	$150,000

(1)	The unused capacity is subject to the borrowing base formula.

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

The following table demonstrates the total commitment under the revolving credit facility with the associated rate options in effect during the three and six month periods ended June 30, 2013 and 2012. As of June 30, 2013, the total commitment under the facility was $150 million.

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

At June 30, 2013, $65.0 million of our loans were LIBOR loans and $6.3 million of our loans were Base Rate Loans. At June 30, 2013, the qualified lease receivables eligible under the borrowing base computation were approximately $127.8 million.

Dividends

Dividends declared and paid or payable were as follows:

2013
Date Declared	Record Date	Payment Date	Dividend per Share
January 29, 2013	February 8, 2013	February 15, 2013	$0.06
April 23, 2013	May 3, 2013	May 15, 2013	0.06
July 17, 2013	July 30, 2013	August 15, 2013	0.06

Total			$0.18

2012
Date Declared	Record Date	Payment Date	Dividend per Share
January 31, 2012	February 10, 2012	February 15, 2012	$0.06
April 19, 2012	April 30, 2012	May 15, 2012	0.06
July 19, 2012	July 30, 2012	August 15, 2012	0.06

Total			$0.18

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

During the six months ended June 30, 2013, we repurchased a total of 97,153 shares of our common stock under the common stock repurchase program approved in 2010, at an average price per share of $7.28. The total cost of the shares purchased was approximately $708,000. See Part II, Item 2 of this Quarterly Report on Form 10-Q for more information.

Since the program’s inception, we have repurchased a total of 183,448 shares of our common stock at a total cost of approximately $1.1 million.

Contract Commitments

We accept contract applications on a daily basis and have a pipeline of applications that have been approved, where a contract has not been originated. Our commitment to lend does not become binding until all of the steps in the contract origination process have been completed, including but not limited to the receipt of a complete and accurate contract document, all required supporting information and successful verification with the lessee. Since we fund on the same day a contract is successfully verified, we do not have any firm outstanding commitments to lend.

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

Given the relatively short average life of our leases and contracts, our goal is to maintain a blend of fixed and variable interest rate obligations which limits our interest rate risk. As of June 30, 2013, we have repaid all of our fixed-rate debt and have $71.3 million of outstanding variable interest rate obligations under our revolving line of credit.

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

Internal control over financial reporting

During the second quarter of our fiscal year ending December 31, 2013, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2013, we repurchased and retired shares of our common stock under our stock buyback program. The following table shows details of these repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1 to April 30, 2013	7,924	$7.28	7,924	140,797
May 1 to May 31, 2013	9,008	$7.43	9,008	131,789
June 1 to June 30, 2013	65,237	$7.22	65,237	66,552

Total	82,169	$7.25	82,169

(1)	All repurchases were made pursuant to the repurchase program described above, which was publicly announced on August 11, 2010.

ITEM 6. Exhibits

(a)	Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013 and the twelve months ended December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By:	/s/ Richard F. Latour
President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.
Vice President and Chief Financial Officer

Date: August 14, 2013