Form 10-Q
period 2013-09-30
MICROFINANCIAL INC
filed 2013-11-14
CIK 827230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 8, 2013, 14,435,498 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$1,389	$3,557
Restricted cash	1,641	1,213
Net investment in leases:
Receivables due in installments	215,599	213,466
Estimated residual value	23,545	24,176
Initial direct costs	1,746	1,751
Less:
Advance lease payments and deposits	(3,088)	(3,278)
Unearned income	(60,378)	(62,244)
Allowance for credit losses	(15,534)	(14,038)

Net investment in leases	161,890	159,833

Investment in service contracts, net	1,693	797
Investment in rental contracts, net	1,139	1,037
Property and equipment, net	1,364	1,534
Other assets	1,721	1,658

Total assets	$170,837	$169,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$70,766	$70,380
Accounts payable	3,254	3,220
Dividends payable	54	40
Other liabilities	2,581	2,545
Income taxes payable	287	653
Deferred income taxes	6,991	10,399

Total liabilities	83,933	87,237

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2013, and December 31, 2012	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,435,498 and 14,470,219 shares issued at September 30, 2013, and December 31, 2012, respectively	144	145
Additional paid-in capital	47,329	47,500
Retained earnings	39,431	34,747

Total stockholders’ equity	86,904	82,392

Total liabilities and stockholders’ equity	$170,837	$169,629

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Income on financing leases	$10,303	$10,160	$30,866	$29,715
Rental income	2,660	2,462	7,845	7,181
Income on service contracts	250	95	640	265
Loss and damage waiver fees	1,474	1,370	4,361	3,978
Service fees and other	1,056	950	3,000	2,837

Total revenues	15,743	15,037	46,712	43,976

Expenses:
Selling, general and administrative	4,618	4,466	14,121	12,847
Provision for credit losses	4,790	4,847	14,414	14,291
Depreciation and amortization	1,355	1,083	3,970	3,156
Interest	679	747	2,009	2,035

Total expenses	11,442	11,143	34,514	32,329

Income before provision for income taxes	4,301	3,894	12,198	11,647
Provision for income taxes	1,721	1,587	4,886	4,688

Net income	$2,580	$2,307	$7,312	$6,959

Net income per common share – basic	$0.18	$0.16	$0.51	$0.49

Net income per common share – diluted	$0.18	$0.16	$0.49	$0.47

Weighted-average shares:
Basic	14,433,695	14,311,900	14,469,077	14,297,888

Diluted	14,744,158	14,716,500	14,773,263	14,669,997

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	14,257,324	$143	$46,727	$28,853	$75,723
Stock issued for director compensation	48,148	—	346	—	346
Stock-based compensation	—	—	191	—	191
Shares issued upon vesting of restricted stock units	8,380	—	—	—	—
Warrants exercised	6,367	—	—	—	—
Stock options exercised	150,000	2	236	—	238
Common stock dividends ($0.24 per share)	—	—	—	(3,457)	(3,457)
Net income	—	—	—	9,351	9,351

Balance at December 31, 2012	14,470,219	145	47,500	34,747	82,392
Stock issued for director compensation	45,792	—	361	—	361
Stock-based compensation	—	—	175	—	175
Repurchase of common stock	(97,153)	(1)	(707)	—	(708)
Shares issued upon vesting of restricted stock units	16,640	—	—	—	—
Common stock dividends ($0.18 per share)	—	—	—	(2,628)	(2,628)
Net income	—	—	—	7,312	7,312

Balance at September 30, 2013	14,435,498	$144	$47,329	$39,431	$86,904

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Cash received from customers	$97,886	$89,581
Cash paid to suppliers and employees	(18,212)	(15,708)
Cash paid for income taxes	(8,660)	(6,779)
Interest paid	(1,803)	(1,767)

Net cash provided by operating activities	69,211	65,327

Cash flows from investing activities:
Investment in lease and service contracts	(66,672)	(68,144)
Investment in direct costs	(1,091)	(1,220)
Investment in property and equipment	(252)	(151)

Net cash used in investing activities	(68,015)	(69,515)

Cash flows from financing activities:
Proceeds from revolving line of credit	99,838	96,817
Repayment of revolving line of credit	(99,452)	(90,245)
Decrease (Increase) in restricted cash	(428)	23
Repayment of capital lease obligation	—	(1)
Repurchase of common stock	(708)	—
Payment of dividends	(2,614)	(2,577)

Net cash (used in) provided by financing activities	(3,364)	4,017

Net change in cash and cash equivalents	(2,168)	(171)
Cash and cash equivalents, beginning of period	3,557	2,452

Cash and cash equivalents, end of period	$1,389	$2,281

Reconciliation of net income to net cash provided by operating activities:
Net income	$7,312	$6,959
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(30,866)	(29,715)
Depreciation and amortization	3,970	3,156
Provision for credit losses	14,414	14,291
Recovery of equipment cost and residual value	77,651	71,258
Stock-based compensation expense	175	142
Decrease in deferred income taxes	(3,408)	(364)
Changes in assets and liabilities:
Decrease in income taxes payable	(366)	(760)
Increase in other assets	(63)	(902)
Increase in accounts payable	395	680
Increase (decrease) in other liabilities	(3)	582

Net cash provided by operating activities	$69,211	$65,327

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through lease incentives	$39	$—
Fair value of stock issued for compensation	$361	$346

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

A.	Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and LeaseComm Corporation. TimePayment is a specialized commercial/consumer finance company that leases and rents equipment and provides other financing services, with a primary focus on the “microticket” market. LeaseComm originated leases from January 1986 through October 2002, and continues to service its remaining contract portfolio. TimePayment commenced originating leases in July 2004. The average contract amount financed by TimePayment was approximately $5,200 during 2012 and $4,800 during the first nine months of 2013. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.

B.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

Each period, the provision for credit losses in the consolidated statements of income results from the combination of an estimate by management of credit losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods. To serve as a basis for making this provision, we

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our contracts. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of an internally-developed proprietary scoring model that considers several factors including the lessee’s bureau-reported credit score at contract inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provides the basis for our analysis of the adequacy of the allowance for credit losses. In general, a receivable is deemed uncollectable when it is 360 days past due or earlier if other adverse events occur with respect to an account. None of our receivables are placed on non-accrual status as contracts are charged off when deemed uncollectible. Historically, the typical monthly payment under our microticket contracts has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the relatively small amount necessary to bring a contract current.

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

We assign internal risk ratings for all lessees and determine the creditworthiness of each contract based upon this internally-developed proprietary scoring model. The LeaseComm portfolio is evaluated in total, with a reserve calculated based upon the aging of the portfolio and our collection experience. The TimePayment scoring model generates one of ten acceptable risk ratings based upon the creditworthiness of each application or it rejects the application. The scores are assigned at contract inception, and these scores are maintained over the contract term regardless of payment performance. To facilitate review and reporting, management aggregates these ten scores into one of three categories with similar risk profiles and delinquency characteristics identified as Gold, Silver or Bronze.

•	Contracts assigned a Gold rating represent those transactions which exhibit the best risk rating based on our internal credit scores. They are considered of sufficient quality to preclude an otherwise adverse rating. Gold rated contracts are typically represented by lessees with high bureau-reported credit scores for personal guarantors at contract inception or are supported by established businesses for those transactions which are not personally guaranteed by the lessee.

•	Contracts assigned a Silver rating fall in the middle range of the ten acceptable scores generated by the scoring model. These transactions possess a reasonable amount of risk based on their profile and may exhibit vulnerability to deterioration if adverse factors are encountered. These contracts typically demonstrate adequate coverage but warrant a higher level of monitoring by management to ensure that weaknesses do not advance.

•	A Bronze rating applies to contracts at the lower end of the ten acceptable scores generated by the scoring model whereby the lessee may have difficulty meeting the contract obligation if adverse factors are encountered. Bronze rated contracts typically have lower reported credit scores at contract inception and will typically have other less desirable credit attributes.

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

The carrying values of cash and cash equivalents, restricted cash, other assets, accounts payable and other liabilities approximate their fair values due to the short maturity of these instruments. The fair value of the amounts outstanding under our revolving line of credit, evaluated using Level 2 inputs as of September 30, 2013, and December 31, 2012, approximate the carrying value.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

C.	Allowance for Credit Losses and Credit Quality

The following table reconciles the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2013 and 2012:

	Microticket equipment
	Three months ended September 30, 2013			Three months ended September 30, 2012
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Beginning balance	$108	$15,468	$15,576	$126	$12,904	$13,030
Charge-offs	(84)	(6,042)	(6,126)	(121)	(5,575)	(5,696)
Recoveries	37	1,257	1,294	68	1,110	1,178
Provisions	37	4,753	4,790	38	4,809	4,847

Ending balance, allowance for credit losses	$98	$15,436	$15,534	$111	$13,248	$13,359

The following table reconciles the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2013 and 2012:

	Microticket equipment
	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Beginning balance	$103	$13,935	$14,038	$162	$13,018	$13,180
Charge-offs	(254)	(17,050)	(17,304)	(454)	(17,463)	(17,917)
Recoveries	126	4,260	4,386	205	3,600	3,805
Provisions	123	14,291	14,414	198	14,093	14,291

Ending balance, allowance for credit losses	$98	$15,436	$15,534	$111	$13,248	$13,359

The following table presents the allowance for credit losses and financing receivables by portfolio segment as of September 30, 2013, and December 31, 2012, classified according to the impairment evaluation method:

	As of September 30, 2013			As of December 31, 2012
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	98	15,436	15,534	103	13,935	14,038
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, allowance for credit losses	$98	$15,436	$15,534	$103	$13,935	$14,038

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

	As of September 30, 2013			As of December 31, 2012
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total

Financing receivables:(1)
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	188	177,236	177,424	174	173,697	173,871
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, financing receivables	$188	$177,236	$177,424	$174	$173,697	$173,871

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

The following table presents the aging status of the recorded investment in leases as of September 30, 2013, classified according to the original score granted by our internally-developed proprietary scoring model:

		31 to 60 Days	61 to 90 Days	Over 90 Days		Over 90 Days
	Current	Past Due	Past Due	Past Due	Total	Accruing

LeaseComm	$92	$4	$4	$88	$188	$88

TimePayment
Gold	56,727	1,782	1,156	3,508	63,173	3,508
Silver	83,505	2,671	2,768	14,016	102,960	14,016
Bronze	7,541	491	490	2,581	11,103	2,581

TimePayment subtotal	147,773	4,944	4,414	20,105	177,236	20,105

Total financing receivables	$147,865	$4,948	$4,418	$20,193	$177,424	$20,193

Percent of total financing receivables	83.3%	2.8%	2.5%	11.4%	100.0%

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

The following table presents the aging status of the recorded investment in leases as of December 31, 2012, classified according to the original score granted by our internally-developed proprietary scoring model:

		31 to 60 Days	61 to 90 Days	Over 90 Days		Over 90 Days
	Current	Past Due	Past Due	Past Due	Total	Accruing

LeaseComm	$90	$5	$5	$74	$174	$74

TimePayment
Gold	54,446	2,763	1,042	2,309	60,560	2,309
Silver	84,268	2,883	3,281	13,312	103,744	13,312
Bronze	6,341	493	441	2,118	9,393	2,118

TimePayment subtotal	145,055	6,139	4,764	17,739	173,697	17,739

Total financing receivables	$145,145	$6,144	$4,769	$17,813	$173,871	$17,813

Percent of total financing receivables	83.5%	3.5%	2.7%	10.3%	100%

D.	Net Income per Share

Net income per share for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$2,580	$2,307	$7,312	$6,959

Weighted average common shares outstanding	14,433,695	14,311,900	14,469,077	14,297,888
Dilutive effect of common stock options, warrants and restricted stock	310,463	404,600	304,186	372,109

Shares used in computation of net income per common share - diluted	14,744,158	14,716,500	14,773,263	14,669,997

Net income per common share - basic	$0.18	$0.16	$0.51	$0.49

Net income per common share - diluted	$0.18	$0.16	$0.49	$0.47

For the three and nine month periods ended September 30, 2013 and 2012, there were no options excluded from the computation of diluted net income per share because their effect would have been antidilutive.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

E.	Dividends

Dividends paid during the nine months ended September 30, 2013 and 2012, are as follows:

2013
Date Declared	Record Date	Payment Date	Dividend per Share
January 29, 2013	February 8, 2013	February 15, 2013	$0.06
April 23, 2013	May 3, 2013	May 15, 2013	0.06
July 17, 2013	July 30, 2013	August 15, 2013	0.06

Total			$0.18

2012
Date Declared	Record Date	Payment Date	Dividend per Share
January 31, 2012	February 10, 2012	February 15, 2012	$0.06
April 19, 2012	April 30, 2013	May 15, 2012	0.06
July 19, 2012	July 30, 2012	August 15, 2012	0.06

Total			$0.18

F.	Revolving line of credit

On August 2, 2007, we entered into a revolving line of credit with a bank syndicate led by Santander Bank (formerly known as Sovereign Bank) (Santander) based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently from $100 million to $150 million in December 2012. The December 2012 amendment would also permit further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

We had approximately $70.8 million and $70.4 million outstanding on our revolving line of credit facility at September 30, 2013, and December 31, 2012, respectively. At September 30, 2013, our available borrowing capacity was approximately $79.2 million, subject to limitations based on lease eligibility and a borrowing base formula. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of September 30, 2013, we were in compliance with all covenants under the revolving line of credit.

The maturity date of our revolving line of credit is December 21, 2016, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six month term loan.

The following table demonstrates the total commitment under the revolving credit facility with the associated rate options in effect during the three and nine month periods ended September 30, 2013 and 2012. As of September 30, 2013, the total commitment under the facility was $150 million.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

At September 30, 2013, $65.0 million of our loans were LIBOR loans and $5.8 million of our loans were Base Rate Loans. The interest rate on our loans at September 30, 2013, was between 2.8% and 4.0%. At the same date, the qualified lease receivables eligible under the borrowing base computation were approximately $128.7 million.

G.	Stock-Based Employee Compensation

Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance, all of which have been issued as of September 30, 2013. In May 2012, our stockholders approved our 2012 Equity Incentive Plan, for which we have 750,000 shares of common stock reserved, of which 613,183 shares are unissued as of September 30, 2013.

For the three months ended September 30, 2013 and 2012, the total share-based compensation cost recognized was $57,000 and $49,000, respectively. For the nine months ended September 30, 2013 and 2012, the total share-based compensation cost recognized was $175,000 and $142,000, respectively. The unrecognized compensation cost was $536,000 and $365,000 at September 30, 2013 and December 31, 2012, respectively.

Non-employee director stock grants

The following details the stock granted to our non-employee directors under the 2008 and 2012 Plans during the nine months ended September 30, 2013 and 2012. These shares were issued as part of our annual director compensation arrangements related to the prior years’ service, and were fully vested on the date of issuance.

Date of Grant	Number of Shares	Fair Value per Share	Fair Value of Grant
February 2012	31,820	$6.60	$210
July 2012	16,328	$8.36	136

Total 2012	48,148		$346

January 2013	29,205	$7.55	$221
July 2013	16,587	$8.44	140

Total 2013	45,792		$361

Restricted Stock Unit Grants (RSUs)

The following provides details of our vested and unvested RSUs as of September 30, 2013:

				As of September 30, 2013
Date of Grant	Number of RSUs	Fair Value per Share	Fair Value of Grant	Vested	Non- Vested
February 2010	33,518	$3.15	$106	16,759	16,759
February 2011	33,044	$4.11	136	8,261	24,783
February 2012	40,393	$6.60	266	—	40,393
January 2013	45,316	$7.55	342	—	45,316

	152,271		$850	25,020	127,251

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

During the three months ended September 30, 2013, and September 30, 2012, amortized compensation expense related to RSUs was $50,000 and $29,000, respectively. During the nine months ended September 30, 2013, and September 30, 2012, amortized compensation expense related to RSUs was $149,000 and $81,000, respectively.

Stock Options

Information relating to our outstanding stock options at September 30, 2013, is as follows:

Outstanding				Exercisable
Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Shares	Intrinsic Value
$2.30	258,723	5.42	$1,444	$2.30	194,042	$1,083
$5.77	31,923	3.42	67	$5.77	31,923	67
$5.85	142,382	4.33	289	$5.85	142,382	289

	433,028	4.91	$1,800	$3.97	368,347	$1,439

During the three and nine months ended September 30, 2013, there were no options granted, exercised, forfeited, or expired.

H.	Commitments and Contingencies

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

During the first nine months of fiscal year 2013, the Company repurchased and retired 97,153 shares of its common stock under our stock buyback program at an average price per share of $7.28. The total cost of the shares purchased was approximately $708,000. There were no share repurchases made during the first nine months of 2012.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

I.	Subsequent Events

We have evaluated all events and transactions that occurred through the date on which we issued these financial statements. Other than the declaration of dividends, we did not have any material subsequent events that impacted our condensed consolidated financial statements.

On October 24, 2013, we declared a dividend of $0.07 payable on November 15, 2013, to shareholders of record on November 4, 2013.

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

Overview

We are a specialized commercial/consumer finance company that provides equipment leasing and other financing services, with a primary focus on the microticket market. The average contract amount financed by TimePayment was approximately $5,200 during 2012 and $4,800 during the first nine months of 2013. Our portfolio generally consists of business equipment leased or rented primarily to small commercial enterprises.

We finance the origination of our leases and contracts primarily through cash provided by operating activities and borrowings under our revolving line of credit. On August 2, 2007, we entered into a revolving line of credit with a bank syndicate led by Santander Bank (formerly known as Sovereign Bank) (Santander) based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, when it was increased from $100 million to $150 million. The December 2012 amendment would permit further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

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

We also acquire service contracts under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we purchase the right to the payment stream under the monitoring service contract from the dealer at a negotiated multiple of the monthly payments. In years prior to 2012, our service contract revenue was derived from our LeaseComm portfolio, for which we have not purchased any new security service contracts since 2002. Consequently, our service contract revenue from LeaseComm represents a less significant portion of our revenue stream over time. Beginning in the second quarter of 2012, TimePayment began acquiring service contracts.

Operating Data

Dealer funding was $23.6 million and $67.6 million for the three and nine months ended September 30, 2013, respectively; compared to $23.3 million and $68.8 million for the comparable periods in 2012. On a year to date basis, this represents a decrease of $1.2 million, or 1.9%, period over period. Originations declined as a result of lower average contract amounts, which decreased from $5,300 during the first nine months of 2012 to $4,800 during the first nine months of 2013. In part, the reduction in the average contract amount was due to the increase in the number of service contract originations, for which the average amount funded was approximately $1,200.

We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values and gross investment in rental and service contracts increased from $242.3 million at December 31, 2012, to $244.9 million at September 30, 2013. Cash received from customers increased by $3.7 million during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, and by $8.3 million during the first nine months of 2013 as compared to the equivalent period in 2012.

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

Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the nine months ended September 30, 2013.

Results of Operations - Three months ended September 30, 2013, compared to the three months ended September 30, 2012

Revenues

	Three months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Revenues:
Income on financing leases	$10,303	1.4%	$10,160
Rental income	2,660	8.0%	2,462
Income on service contracts	250	163.2%	95
Loss and damage waiver fees	1,474	7.6%	1,370
Service fees and other	1,056	11.2%	950

Total revenues	$15,743	4.7%	$15,037

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

Total revenues for the three months ended September 30, 2013, were $15.7 million, an increase of $0.7 million, or 4.7%, from the three months ended September 30, 2012. The overall increase was due to an increase of $0.1 million in income on financing leases, a $0.2 million increase in rental income a $0.2 million increase in service contract revenue and a $0.2 million increase in fees and other income. The increase in income on financing leases is a result of the continued growth in new lease originations during 2012 and 2013. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals, partially offset by the attrition of existing LeaseComm and TimePayment rental contracts. Beginning in the second quarter of 2012, TimePayment began acquiring service contracts. During the third quarter of 2013, approximately 75% of our service contract revenue was earned by TimePayment. The increase in fees and other income relates to increases in loss and damage waiver fees and various service fees billed.

Selling, General and Administrative Expenses

	Three months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Selling, general and administrative	$4,618	3.4%	$4,466
As a percent of revenue	29.3%		29.7%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases, service and rental contracts. SG&A expenses increased by $0.2 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase was primarily driven by increases in compensation-related expenses, related to higher average headcount during the third quarter of 2013 as compared to the same period in 2012.

Provision for Credit Losses

	Three months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Provision for credit losses	$4,790	(1.2)%	$4,847
As a percent of revenue	30.4%		32.2%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses decreased by $57,000 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, while net charge-offs increased by 6.9% to $4.8 million. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The allowance as a percentage of the net lease receivables was 10.0% and 8.9%, at September 30, 2013 and 2012, respectively. Net lease receivables consist of receivables due in installments, reduced by unearned income. The increase in the allowance as a percentage of the net lease receivables reflects higher delinquency levels of the lease portfolio.

Depreciation and Amortization

	Three months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Depreciation - property and equipment	$151	1.3%	$149
Depreciation - rental equipment	1,073	15.7%	927
Amortization - service contracts	131	1771.4%	7

Total depreciation and amortization	$1,355	25.1%	$1,083

As a percent of revenue	8.6%		7.2%

Depreciation and amortization expense consists of depreciation on property and equipment and rental equipment, and the amortization of service contracts. Property and equipment are recorded at cost and depreciated over their expected useful lives. Most of our rental contracts are originated as a result of the renewal provisions of our lease agreements where at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. The rental equipment is recorded at its residual value and depreciated over a term of 12 months. This term represents the estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed. Investments in service contracts are amortized over the term of the contract. In the event the contract terminates prior to its contractual term, the remaining net book value is expensed.

Depreciation expense on rentals increased by $0.1 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase in depreciation is due to the increase in the number of TimePayment lease contracts reaching maturity and converting to rentals. Amortization expense on service contracts increased by $0.1 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to new service contract originations since the second quarter of 2012, when TimePayment began to acquire service contracts. Depreciation of property and equipment increased by $2,000 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Interest Expense

	Three months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Interest	$679	(9.1)%	$747
As a percent of revenue	4.3%		5.0%

Line of credit balance (end of period):	$70,766		$69,312

We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $68,000 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This decrease resulted primarily from lower interest rates, partially offset by our increased level of borrowing on the revolving line of credit.

Provision for Income Taxes

	Three months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Provision for income taxes	$1,721	8.4%	$1,587
As a percent of revenue	10.9%		10.6%
As a percent of income before taxes	40.0%		40.8%

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

The provision for income taxes increased by $0.1 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This increase resulted from the $0.4 million increase in income before taxes for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

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

Results of Operations - Nine months ended September 30, 2013, compared to the nine months ended September 30, 2012

Revenues

	Nine months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Revenues:
Income on financing leases	$30,866	3.9%	$29,715
Rental income	7,845	9.2%	7,181
Income on service contracts	640	141.5%	265
Loss and damage waiver fees	4,361	9.6%	3,978
Service fees and other	3,000	5.7%	2,837

Total revenues	$46,712	6.2%	$43,976

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

Total revenues for the nine months ended September 30, 2013, were $46.7 million, an increase of $2.7 million, or 6.2%, from the nine months ended September 30, 2012. The overall increase was due to an increase of $1.1 million in income on financing leases, a $0.7 million increase in rental income, a $0.4 million increase in service contract revenue and a $0.5 million increase in fees and other income. The increase in income on financing leases is a result of the continued growth during 2012 and 2013 in new lease originations. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals, partially offset by the attrition of existing LeaseComm and TimePayment rental contracts. TimePayment began acquiring service contracts beginning in the second quarter of 2012. The increase in service contract revenue for 2013 is attributable to an increase in TimePayment service contract originations during the past year. The increase in fees and other income relates to increases in loss and damage waiver fees and various service fees billed.

Selling, General and Administrative Expenses

	Nine months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Selling, general and administrative	$14,121	9.9%	$12,847
As a percent of revenue	30.2%		29.2%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $1.3 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase was primarily driven by increases in compensation-related expenses and bank servicing fees, related to higher average headcount during the first nine months of 2013 as compared to the same period in 2012.

Provision for Credit Losses

	Nine months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Provision for credit losses	$14,414	0.9%	$14,291
As a percent of revenue	30.9%		32.5%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $0.1 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, while net charge-offs decreased by 8.5% to $12.9 million. The provision was based on providing a general allowance on contracts funded during the period and our analysis of actual and expected losses in our portfolio. The allowance as a percentage of the net lease receivables increased from 8.9% at September 30, 2012 to 10.0% at September 30, 2013, reflecting the higher delinquency levels of the lease portfolio. Net lease receivables consist of receivables due in installments, reduced by unearned income.

Depreciation and Amortization

	Nine months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Depreciation - property and equipment	$462	2.2%	$452
Depreciation - rental equipment	3,167	17.5%	2,696
Amortization - service contracts	341	4,162.5%	8

Total depreciation and amortization	$3,970	25.8%	$3,156

As a percent of revenue	8.5%		7.2%

Depreciation and amortization expense consists of depreciation on property and equipment and rental equipment, and the amortization of service contracts. Property and equipment are recorded at cost and depreciated over their expected useful lives. Most of our rental contracts are originated as a result of the renewal provisions of our lease agreements where at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. The rental equipment is recorded at its residual value and depreciated over a term of 12 months. This term represents the estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed. Investments in service contracts are amortized over the term of the contract. In the event the contract terminates prior to its contractual term, the remaining net book value is expensed.

Depreciation expense on rentals increased by $0.5 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase in depreciation is due to the increase in the number of TimePayment lease contracts reaching maturity and converting to rentals. Amortization expense on service contracts increased by $0.3 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. TimePayment began acquiring service contracts in the second quarter of 2012. Depreciation and amortization of property and equipment increased by $10,000 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Interest Expense

	Nine months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Interest	$2,009	(1.3)%	$2,035
As a percent of revenue	4.3%		4.6%

Line of credit balance (end of period):	$70,766		$69,312

We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $26,000 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. This decrease resulted primarily from lower interest rates, partially offset by our increased level of borrowing on the revolving line.

Provision for Income Taxes

	Nine months ended September 30,
	2013	Change	2012
	(Dollars in thousands)
Provision for income taxes	$4,886	4.2%	$4,688
As a percent of revenue	10.5%		10.7%
As a percent of income before taxes	40.1%		40.3%

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

The provision for income taxes increased by $0.2 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. This increase resulted primarily from the $0.6 million increase in income before taxes for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. In December 2012, we amended our revolving line of credit which reduced our interest rate to a more current rate. We have determined that the fair value of our revolving line of credit at September 30, 2013, and at December 31, 2012, approximates its carrying value.

Exposure to Credit Losses

The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts, and service contracts in our portfolio. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 91 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is more than 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	September 30, 2013		December 31, 2012
	(dollars in thousands)
Current	$181,548	84.2%	$179,887	84.3%
31-60 days past due	6,124	2.8%	7,601	3.6%
61-90 days past due	5,295	2.5%	5,825	2.7%
Over 90 days past due	22,632	10.5%	20,153	9.4%

Gross receivables due in installments	$215,599	100.0%	$213,466	100.0%

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

For the nine months ended September 30, 2013 and 2012, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $69.2 million for the nine months ended September 30, 2013, compared to $65.3 million for the nine months ended September 30, 2012. At September 30, 2013, we had approximately $70.8 million outstanding under our revolving credit facility and had available borrowing capacity of approximately $79.2 million, subject to the borrowing base formula.

We used net cash in investing activities of $68.0 million for the nine months ended September 30, 2013, and $69.5 million for the nine months ended September 30, 2012. Investing activities primarily relate to the origination of leases with investments in lease and service contracts, direct costs, property and equipment.

Net cash used in financing activities was $3.4 million for the nine months ended September 30, 2013, and net cash provided by financing activities was $4.0 million for the nine months ended September 30, 2012. Financing activities primarily consist of the borrowings and repayments on our revolving line of credit and dividend payments. During the first nine months of 2013, we borrowed $99.8 million and repaid $99.5 million on our line of credit. During the same period in 2012, we borrowed $96.8 million and repaid $90.2 million on our line of credit. During the first nine months of 2013, we used $0.7 million to repurchase our common stock. Dividends paid were $2.6 million during the first nine months of 2013 and 2012.

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

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following:

	September 30, 2013				December 31, 2012
(dollars in 000)	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount
Revolving credit facility (1)	$70,766	2.77-4.00%	$79,234	$150,000	$70,380	2.96-4.00%	$79,620	$150,000

(1)	The unused capacity is subject to the borrowing base formula.

On August 2, 2007, we entered into a revolving line of credit with a bank syndicate led by Santander based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, from $100 million to $150 million. In addition, the December 2012 amendment would permit further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

The following table demonstrates the total commitment under the revolving credit facility with the associated rate options in effect during the three and nine month periods ended September 30, 2013 and 2012. As of September 30, 2013, the total commitment under the facility was $150 million.

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

At September 30, 2013, $65.0 million of our loans were LIBOR loans and $5.8 million of our loans were Base Rate Loans. At September 30, 2013, the qualified lease receivables eligible under the borrowing base computation were approximately $128.7 million.

Dividends

Dividends declared and paid or payable were as follows:

2013
Date Declared	Record Date	Payment Date	Dividend per Share
January 29, 2013	February 8, 2013	February 15, 2013	$0.06
April 23, 2013	May 3, 2013	May 15, 2013	0.06
July 17, 2013	July 30, 2013	August 15, 2013	0.06
October 24,2013	November 4, 2013	November 15 2013	0.07

Total			$0.25

2012
Date Declared	Record Date	Payment Date	Dividend per Share
January 31, 2012	February 10, 2012	February 15, 2012	$0.06
April 19, 2012	April 30, 2012	May 15, 2012	0.06
July 19, 2012	July 30, 2012	August 15, 2012	0.06
October 18, 2012	October 31, 2012	November 15, 2012	0.06

Total			$0.24

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

During the nine months ended September 30, 2013, we repurchased a total of 97,153 shares of our common stock under the common stock repurchase program approved in 2010, at an average price per share of $7.28. The total cost of the shares purchased was approximately $708,000. We did not repurchase any of our stock during the three months ended September 30, 2013.

Since the program’s inception, we have repurchased a total of 183,448 shares of our common stock at a total cost of approximately $1.1 million.

Contract Commitments

We accept lease applications on a daily basis and have a pipeline of applications that have been approved, where a contract has not been originated. Our commitment to lend does not become binding until all of the steps in the lease origination process have been completed, including but not limited to the receipt of a complete and accurate lease document, all required supporting information and successful verification with the contract. Since we fund on the same day a lease is successfully verified, we do not have any firm outstanding commitments to lend.

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

Given the relatively short average life of our leases and contracts, our philosophy is to maintain a blend of fixed and variable interest rate obligations, whenever feasible, in order to limit our interest rate risk. Based on our assessment of current market conditions, we have determined that the cost associated with obtaining fixed rate debt would exceed the benefits associated with mitigating the current interest rate risk. Accordingly, we currently have no fixed-rate obligations; however, our variable interest rate obligations under our revolving line of credit are tied to several Libor contracts with varying maturity dates ranging from 30 days to 180 days in duration. As of September 30, 2013, we have $70.8 million of outstanding variable interest rate obligations under our revolving line of credit.

Our revolving line of credit bears interest at rates which fluctuate with changes in the prime rate or the LIBOR; therefore, our interest expense is subject to changes in market interest rates. However, the effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

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

Internal control over financial reporting

During the third quarter of our fiscal year ending December 31, 2013, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)	Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and the twelve months ended December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

	By:	/s/ Richard F. Latour
President and Chief Executive Officer

	By:	/s/ James R. Jackson Jr.
Vice President and Chief Financial Officer

Date: November 14, 2013