Form 10-K
period 2013-12-31
MICROFINANCIAL INC
filed 2014-03-31
CIK 827230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $69,742,148 computed by reference to the closing price of such stock as of such date.

As of March 17, 2014, 14,417,185 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2013, are incorporated by reference in Part III hereof.

PART I

ITEM 1.	BUSINESS

General

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) was formed as a Massachusetts corporation on January 27, 1987. We operate primarily through our wholly-owned subsidiaries, TimePayment Corp. (“TimePayment”) and LeaseComm Corporation (“LeaseComm”). TimePayment is a specialized commercial/consumer finance company that leases and rents equipment and provides other financing services, with a primary focus on the “microticket market”. LeaseComm originated leases from January 1986 through October 2002, and continues to service its remaining contract portfolio. TimePayment commenced originating contracts in July 2004. Using proprietary software, we have developed a sophisticated, multi-level pricing model and automated our credit approval and collection systems, including a fully-automated Internet-based application, credit scoring and approval process.

We provide financing alternatives to a wide range of lessees ranging from start-up businesses to established enterprises. We primarily lease and rent low-priced commercial equipment, which is used by these lessees in their daily operations. We do not market our services directly to lessees. We primarily source our originations through a nationwide network of independent equipment vendors, independent sales organizations, brokers and other dealer-based origination networks (to whom we refer collectively in this report as “dealers”). We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.

TimePayment finances a wide variety of products, including, but not limited to, water filtration systems, food service equipment, security equipment, point of sale (POS) cash registers, salon equipment, copiers, health care and fitness equipment and automotive repair equipment. Water filtration systems represented approximately 25% of our outstanding lease receivables as of December 31, 2013. No other single product represented more than 10% of our outstanding lease receivables as of December 31, 2013.

We finance the origination of our leases and contracts primarily through cash provided by operating activities and borrowings under our revolving line of credit. We entered into the revolving line of credit in August 2007 with a bank syndicate led by Santander Bank (formerly known as Sovereign Bank) (Santander) based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, from $100 million to $150 million. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

The following table demonstrates the total commitment under the revolving credit facility with the associated rate options in effect during the three years ended December 31, 2013. As of December 31, 2013, the total commitment under the facility was $150 million.

Amendment Date	Total Commitment under Credit Facility (in millions)	Rate options(1)			Minimum Rate	Facility Expiration
July 2010	$100	Prime plus 1.25%	or	LIBOR plus 3.25%	None	August 2013
October 2011	100	Prime plus 0.75%	or	LIBOR plus 2.75%	None	August 2014
December 2012	150	Base(2) plus 0.75%	or	LIBOR plus 2.50%	None	December 2016

(1)	Under the terms of the facility, loans are Base Rate Loans (or prior to December 2012, Prime Rate Loans), unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity, it automatically converts to a Base Rate Loan.
(2)	The “Base Rate” is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%.

At December 31, 2013, $65.0 million of our loans were LIBOR Loans and $7.6 million of our loans were Base Rate Loans. As of December 31, 2013, the qualified lease receivables eligible under the borrowing base computation were approximately $129.9 million.

Leasing, Servicing and Financing Programs

We originate leases for products that typically have limited distribution channels and are costly to sell. We facilitate sales of such products by allowing dealers to make them available to their customers for a small monthly lease payment rather than a higher initial purchase price. We primarily lease and rent low-priced commercial equipment to small merchants. In addition, we have acquired service contracts and contracts in certain other financing markets and continue to look for opportunities to invest in these types of assets. Our current portfolio also includes consumer financings which consist of service contracts from dealers that primarily provide residential security monitoring services, as well as consumer leases for a wide range of consumer products.

We originate and continue to service contracts in all 50 states, the District of Columbia and Puerto Rico. The concentration of leases in certain states as of the end of each of the past three years, as a percentage of our total portfolio, is reflected below. No other state accounted for more than five percent of such total.

Year Ended December 31,	Florida	California	Texas	New York
2011	13%	11%	8%	9%
2012	13%	12%	8%	8%
2013	13%	12%	9%	8%

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

During the term of a typical lease, we receive payments sufficient, in the aggregate, to cover our borrowing cost and the cost of the underlying equipment, and to provide us with an appropriate profit. Throughout the term of the lease, we charge late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases we funded in 2013 generally range from 12 to 60 months, with an average initial term of 41 months.

The terms and conditions of all of our contracts are substantially similar. In most cases, the contracts require lessees to: (i) maintain, service and operate the equipment in accordance with the manufacturer’s and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. Our standard lease forms provide that in the event of a default by the lessee, we can require payment of liquidated damages and can seize and remove the equipment for sale, refinancing or other disposal at our discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are automatically incorporated into, and deemed a part of, the equipment financed.

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

Dealers

We provide financing to obligors under leases and contracts through a nationwide network of dealers, including equipment vendors, independent sales organizations and brokers. We do not sign exclusive agreements with our dealers. Dealers interact directly with potential lessees and typically market not only their products and services, but also the financing arrangements offered through us. During 2013, we had over 1,150 different dealers originating leases and contracts.

During the years ended December 31, 2013, 2012 and 2011, our top dealer accounted for 13.8%, 4.4% and 3.3%, respectively, of the value of leases originated. The top dealer during this three-year period was a lease broker who represents a number of equipment vendors financing a wide breadth of different equipment segments and operates on a nationwide scope.

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

Service Contracts

We also acquire service contracts under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we purchase the right to the payment stream under the monitoring service contract from the dealer at a negotiated multiple of the monthly payments. In years prior to 2012, our service contract revenue was derived from our LeaseComm portfolio, for which we have not purchased any new security service contracts since 2002. Consequently, our service contract revenue from LeaseComm represents a less significant portion of our revenue stream over time. Beginning in the second quarter of 2012, TimePayment began purchasing service contracts.

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

Employees

As of December 31, 2013, we had 155 full-time employees, of whom 60 were engaged in sales and underwriting activities and dealer service, 65 were engaged in servicing and collection activities, and 30 were engaged in general administrative activities. We believe that our relationship with our employees is good. None of our employees are members of a collective bargaining unit in connection with their employment with us.

Executive Officers

Name and Age of Executive Officers	Title
Richard F. Latour, 60	Director, President, Chief Executive Officer, Treasurer, Clerk and Secretary
James R. Jackson, Jr., 52	Senior Vice President and Chief Financial Officer
Steven J. LaCreta, 54	Vice President, Lessee Relations and Legal
Stephen J. Constantino, 48	Vice President, Human Resources
Vartan Hagopian, 56	Vice President, Sales (TimePayment Corp.)

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

James R. Jackson Jr. served as our Vice President and Chief Financial Officer from April 2002 until February 2014, when he was promoted to Senior Vice President and Chief Financial Officer. Prior to joining us, from 1999 to 2001, Mr. Jackson was Vice President of Finance for Deutsche Financial Services Technology Leasing Group. From 1992 to 1999, Mr. Jackson held positions as Manager of Pricing and Structured Finance and Manager of Business Planning with AT&T Capital Corporation.

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

Since August 2007, we have had a revolving line of credit with a bank syndicate led by Santander based on qualified TimePayment lease receivables. The total commitment under the facility is currently $150 million and the maturity date is December 2016. At December 31, 2013, $72.6 million was outstanding under the facility. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

Our ability to draw down amounts under our credit facility is potentially restricted by a borrowing base calculated with respect to our eligible receivables ($129.9 million at December 31, 2013), and our revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. Our credit facility contains certain provisions which limit our ability to incur indebtedness from other sources. Any credit facility we enter into upon renewal or replacement of our existing credit facility may have similar or additional financial covenants or restrictions. Any default or other interruption of our external funding could have a material negative effect on our ability to fund new leases and contracts, and could, as a consequence, have an adverse effect on our financial results.

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

Additionally, as of December 31, 2013, leases in the states of Florida, California, Texas and New York collectively accounted for approximately 42% of our portfolio. Economic conditions in these states may affect the level of collections from, as well as delinquencies and defaults by, these obligors and may thus have a disproportionate effect on our operations compared to economic conditions in other states or regions.

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

Our portfolio is comprised of a wide variety of equipment including, but not limited to, water filtration systems, food service equipment, security equipment, point of sale (POS) cash registers, salon equipment, copiers, health care and fitness equipment and automotive repair equipment. As of December 31, 2013, water filtration systems represented approximately 25% of the amount financed by TimePayment. Reduced demand for financing of the types of equipment we lease could adversely affect our lease origination volume, which in turn could have a material adverse effect on our business, financial condition and results of operations. Technological advances may lead to a decrease in the price of these types of systems or equipment and a consequent decline in the need for financing of such equipment. These changes could reduce the need for outside financing sources that would reduce our lease financing opportunities and origination volume in such products. These types of equipment are often leased by small commercial businesses which may be particularly susceptible to economic downturn, which may also affect demand for these products.

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

Since we generally fund our leases and contracts through our credit facilities or from working capital, our operating margins could be adversely affected by an increase in interest rates. As of December 31, 2013, the applicable interest rate for borrowings under our credit facility is, at our option, the “base rate” plus 0.75% per annum or LIBOR plus 2.50%. The “base rate” is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%. The implicit yield on all of our leases and contracts is fixed due to the leases and contracts having scheduled payments that are fixed at the time of origination. When we originate or acquire leases or contracts, we base our pricing in part on the “spread” we expect to achieve between the implicit yield on each lease or contract and the effective interest cost we expect to pay when we finance such leases and contracts. Increases in interest rates during the term of each lease or contract could narrow or eliminate the spread or result in a negative spread to the extent such lease or contract was financed with variable-rate funding. We may undertake to hedge against the risk of interest rate increases, based on the size and interest rate profile of our portfolio. Such hedging activities, however, would limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, our hedging activities may not protect us from interest rate-related risks in all interest rate environments. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. We do not currently have any hedging arrangements with respect to interest rate changes.

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

On August 17, 2010, the International Accounting Standards Board (IASB) and Financial Accounting Standards Board (FASB) released a joint exposure draft that would dramatically change lease accounting for both lessees and lessors by requiring balance sheet recognition of all leases. At their June 13, 2012, joint board meeting, the International Accounting Standards Board (IASB) and the FASB (collectively, the Boards) agreed on an approach for the accounting for lease expenses as part of their joint project to revise lease accounting. In September 2012, the Boards reached tentative decisions regarding sale and leaseback transactions and other lease accounting issues. The Boards published their revised joint proposals on leases in May 2013, consisting of the revised proposed FASB Accounting Standards Update, Leases (Topic 842) and the IASB’s Exposure Draft, Leases. Following several public roundtable meetings on the revised joint proposals, the Boards plan to consider all feedback and begin re-deliberations of all significant issues during 2014. If these accounting changes are adopted in a form that makes equipment leasing less attractive to small business owners, it could result in a reduction in the demand for equipment leases, and could have an adverse effect on our results of operations and financial condition.

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

Our success depends to a large extent upon the abilities and continued efforts of Richard Latour, President and Chief Executive Officer and James R. Jackson, Jr., Senior Vice President and Chief Financial Officer, and our other senior management. We have entered into employment agreements with Mr. Latour and Mr. Jackson, as well as other members of our senior management. The loss of the services of one or more of the key members of our senior management before we are able to attract and retain qualified replacement personnel could have a material adverse effect on our financial condition and results of operations. In addition, under our Santander credit facility, an event of default would arise if Mr. Latour or Mr. Jackson were to leave their positions as our Chief Executive Officer or Chief Financial Officer, respectively, unless replacements suitable to the majority of the lenders under the credit facility were appointed within 90 days. Our failure to comply with these provisions could have a material adverse effect on our business, financial condition or results of operations.

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

If our revenues do not grow or grow more slowly than we anticipate, or if operating expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past, and could be in the future, materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities. In addition, the trading price of the common stock may be influenced by a number of factors, including the liquidity of the market for the common stock, investor perceptions of us and the equipment financing industry in general, variations in our quarterly operating results, interest rate fluctuations and general economic and other conditions. Also, the volatility of the stock market could adversely affect the market price of our common stock and our ability to raise funds in the public markets.

There is no assurance that we will continue to pay dividends on our common stock in the future.

We declared dividends of $0.25, $0.24 and $0.21 per share during 2013, 2012 and 2011, respectively. Future dividend payments are subject to ongoing review and evaluation by our Board of Directors. The decision as to the amount and timing of future dividends we may pay, if any, will be made in light of our financial condition, capital requirements and growth plans, as well as our external financing arrangements and any other factors our Board of Directors may deem relevant. We can give no assurance as to the amount and timing of the payment of future dividends.

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

At December 31, 2013, our corporate headquarters and operations center occupied approximately 24,000 square feet of office space at New England Executive Park in Burlington, Massachusetts 01803. The lease for this space expires on July 31, 2017. In addition, at December 31, 2013, we occupied 4,986 square feet of office space at 2801 Townsgate Road, Thousand Oaks, CA 91361. The lease for this space expires on June 30, 2018.

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

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock Price
High	$8.80	$8.58	$9.30	$9.05	$7.11	$8.46	$9.96	$9.48
Low	$6.66	$6.77	$7.47	$7.77	$5.66	$6.19	$7.86	$6.51

Holders

We believe there were approximately 800 stockholders of MicroFinancial, Inc. as of March 15, 2014, including beneficial owners who hold through a broker or other nominee. As of the same date, there were 40 stockholders of record.

Dividends

Dividends declared and paid or payable in the two most recently completed fiscal years were as follows:

2013
Date Declared	Record Date	Payment Date	Dividend per Share
January 29, 2013	February 8, 2013	February 15, 2013	$0.06
April 23, 2013	May 3, 2013	May 15, 2013	0.06
July 17, 2013	July 30, 2013	August 15, 2013	0.06
October 24, 2013	November 4, 2013	November 15, 2013	0.07

Total			$0.25

2012
Date Declared	Record Date	Payment Date	Dividend per Share
January 31, 2012	February 10, 2012	February 15, 2012	$0.06
April 19, 2012	April 30, 2012	May 15, 2012	0.06
July 19, 2012	July 30, 2012	August 15, 2012	0.06
October 18, 2012	October 31, 2012	November 15, 2012	0.06

Total			$0.24

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

Repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we were authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases were allowed to take place in either the open market or through block trades. The repurchase program was funded by our working capital and could be suspended or discontinued at any time.

During 2013, we repurchased a total of 97,153 shares of our common stock at an average price per share of $7.28. The total cost of the shares repurchased was approximately $708,000. No repurchases were made during the fourth quarter of fiscal 2013. From January 1, 2014 through March 3, 2014, we repurchased an additional 66,552 shares of our common stock at an average price per share of $8.07. The total cost of the shares repurchased during this period was approximately $537,000.

Since the program’s inception, we have repurchased a total of 250,000 shares of our common stock (which represents the total authorized under this program) at a total cost of approximately $1.6 million.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2008, with the S&P 400 Mid-Cap Financials Index, the S&P Small Cap 600 Financials Index and the NASDAQ Composite. Cumulative total stockholder return shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2008, and the reinvestment of dividends. The historic stock price performance information shown in this graph may not be indicative of current stock price levels or future stock price performance.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:	(Amounts in thousands, except share and per share data)
Revenues:
Income on financing leases	$41,153	$40,008	$37,032	$34,398	$29,415
Rental income	10,534	9,737	8,574	7,773	8,584
Income on service contracts	936	388	398	512	676
Other income(1)	9,895	9,183	8,669	8,246	7,490

Total revenues	62,518	59,316	54,673	50,929	46,165

Expenses:
Selling, general and administrative	18,514	17,466	15,873	13,839	13,371
Provision for credit losses	19,530	19,490	18,250	23,148	22,039
Depreciation and amortization	5,448	4,355	3,270	2,212	1,628
Interest	2,703	2,639	2,661	3,150	2,769

Total expenses	46,195	43,950	40,054	42,349	39,807

Income before provision for income taxes	16,323	15,366	14,619	8,580	6,358
Provision for income taxes	6,560	6,015	5,628	3,284	2,231

Net income	$9,763	$9,351	$8,991	$5,296	$4,127

Net income per common share:
Basic	$0.68	$0.65	$0.63	$0.37	$0.29
Diluted	0.66	0.64	0.62	0.37	0.29
Weighted-average shares:
Basic	14,460,613	14,321,815	14,247,413	14,240,308	14,147,436
Diluted	14,774,529	14,689,531	14,525,566	14,466,266	14,261,644

Dividends declared per common share	$0.25	$0.24	$0.21	$0.20	$0.15

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,246	$3,557	$2,452	$1,528	$391
Restricted cash	1,107	1,213	382	753	834
Gross investment in leases(2)	237,698	237,642	223,786	212,899	194,629
Unearned income	(58,772)	(62,244)	(59,946)	(59,245)	(55,821)
Allowance for credit losses	(15,379)	(14,038)	(13,180)	(13,132)	(13,856)
Investment in service contracts, net	2,058	797	—	—	—
Investment in rental contracts, net	1,059	1,037	898	461	379
Total assets	173,052	169,629	155,342	143,605	127,097

Revolving line of credit	72,566	70,380	62,740	62,650	51,906
Total liabilities	84,572	87,237	79,619	74,118	60,332
Total stockholders’ equity	88,480	82,392	75,723	69,487	66,765

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except statistical data)
Other Data:
Operating Data:
Value of leases originated(3)	$126,216	$131,375	$114,435	$116,052	$113,987
Investment in lease and service contracts(4)	89,710	90,777	77,684	77,794	76,306
Average yield on leases(5)	27.3%	27.6%	27.4%	27.8%	27.7%

Cash Flows From (Used In):
Operating activities	$92,182	$90,781	$83,468	$73,714	$57,897
Investing activities	(91,540)	(92,593)	(79,635)	(79,635)	(77,969)
Financing activities	(1,953)	2,917	(2,909)	7,058	15,416

Net change in cash and cash equivalents	$(1,311)	$1,105	$924	$1,137	$(4,656)

Selected Ratios:
Return on average assets	5.70%	5.75%	6.02%	3.91%	3.56%
Return on average stockholders’ equity	11.43	11.83	12.38	7.77	6.30
Operating margin(6)	57.35	58.76	60.12	62.30	61.51
Credit Quality Statistics:
Net charge-offs	$18,189	$18,632	$18,202	$23,872	$19,906
Net charge-offs as a percentage of average gross investment(7)	7.65%	8.08%	8.34%	11.72%	11.28%
Provision for credit losses as a percentage of average gross investment(7)	8.22	8.45	8.36	11.36	12.49
Allowance for credit losses as a percentage of gross investment(7)	6.47	5.91	5.89	6.17	7.12

(1)	Includes loss and damage waiver fees, service fees, interest income, and miscellaneous revenue.
(2)	Consists of receivables due in installments and estimated residual value.
(3)	Represents the amount paid to dealers upon funding of leases plus the associated unearned income.
(4)	Represents the net amount paid to dealers upon funding of leases and service contracts.

(5)	Represents the aggregate of the implied interest rate on each lease originated during the period weighted by the amount funded.
(6)	Represents income before provision for income taxes and provision for credit losses as a percentage of total revenues.
(7)	Represents a percentage of average gross investment in leases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING SELECTED QUARTERLY FINANCIAL DATA

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

Overview

We are a specialized commercial/consumer finance company that provides equipment leasing and other financing services, with a primary focus on the microticket market. Our wholly-owned operating subsidiary,

TimePayment Corp, was established in June 2004. Our portfolio consists of, but is not limited to, water filtration systems, food service equipment, security equipment, point of sale (POS) cash registers, salon equipment, copiers, health care, fitness equipment and automotive repair equipment.

We derive the majority of our revenues from leases originated and held by us, payments on service and rental contracts and fee income.

We finance the origination of our leases and contracts primarily through cash provided by operating activities and borrowings under our revolving line of credit. We entered into the revolving line of credit in August 2007 with a bank syndicate led by Santander based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, when it was increased from $100 million to $150 million. The December 2012 amendment permits further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender, under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. (See “Borrowings” in the “Liquidity and Capital Resources” section below for additional information.)

In a typical lease transaction, we originate a lease through our nationwide network of equipment vendors, independent sales organizations and brokers. Upon our approval of a lease application and verification that the lessee has received the equipment and signed the lease, we pay the dealer for the cost of the equipment, plus the dealer’s profit margin.

Substantially all leases originated or acquired by us are non-cancelable. During the term of the lease, we are scheduled to receive payments sufficient to cover our borrowing costs and the cost of the underlying equipment and to provide us with an appropriate profit. We pass along some of the costs of our leases and contracts by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Collection fees are imposed based on our estimate of the cost of collection. The loss and damage waiver fees are charged if a customer fails to provide proof of insurance and are reasonably related to the cost of replacing the lost or damaged equipment or product. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides us with additional revenues based on the residual value of the equipment at the end of the lease. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of 41 months as of December 31, 2013.

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

Operating Data

Dealer funding was $90.6 million during the year ended December 31, 2013; a decrease of $1.1 million or 1.2%, compared to the year ended December 31, 2012. Originations declined as a result of lower average contract amounts, which decreased from $5,100 during 2012 to $4,800 during 2013. In part, the reduction in the average contract amount was due to the increase in the number of service contract originations, for which the average amount funded was approximately $1,200.

We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. We funded these contracts using cash provided by operating activities as well as net borrowings of $2.2 million against our revolving line of credit. Receivables due in installments, estimated residual values, and gross investment in rental equipment and service contracts increased from $242.3 million at December 31, 2012 to $243.8 million at December 31, 2013, an increase of $1.5 million, or 0.6%. Unearned income decreased by $3.4 million, or 5.6%, from $62.2 million at December 31, 2012, to $58.8 million at December 31, 2013. Net cash provided by operating activities increased by $1.4 million, or 1.5%, to $92.2 million during the year ended December 31, 2013, from the year ended December 31, 2012.

Dealer fundings were $91.7 million during the year ended December 31, 2012, an increase of $13.5 million or 17.3%, compared to the year ended December 31, 2011. We funded contracts in 2012 using cash provided by operating activities as well as net borrowings of $7.6 million against our revolving line of credit. Receivables due in installments, estimated residual values, and gross investment in rental equipment and service contracts increased from $227.6 million at December 31, 2011, to $242.3 million at December 31, 2012, an increase of $14.7 million, or 6.4%. Unearned income increased by $2.3 million, or 3.8%, from $59.9 million at December 31, 2011, to $62.2 million at December 31, 2012. This increase was due to the $91.7 million in originations in 2012. Net cash provided by operating activities increased by $7.3 million, or 8.8%, to $90.8 million during the year ended December 31, 2012, from the year ended December 31, 2011.

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

Revenue Recognition

Our lease contracts are accounted for as financing leases. At origination, we record the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended if, in our opinion, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, we may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. At the end of the lease term, the lessee has the option to buy the equipment at the fair market value, return the equipment or continue to rent the equipment on a month-to-month basis. If the lessee continues to rent the equipment, we record our investment in the rental contract at its estimated residual value. Rental and service contract revenue are recognized based on the methodologies described below. Other revenues, such as loss and damage waiver fees and service fees relating to the leases and contracts, are recognized as they are earned.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At December 31, 2013, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.

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

Results of Operations

Revenues

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Income on financing leases	$41,153	2.9%	$40,008	8.0%	$37,032
Rental income	10,534	8.2%	9,737	13.6%	8,574
Income on service contracts	936	141.2%	388	-2.5%	398
Loss and damage waiver fees	5,859	8.8%	5,385	9.3%	4,929
Service fees and other	4,036	6.3%	3,798	1.6%	3,740

Total revenues	$62,518	5.4%	$59,316	8.5%	$54,673

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

Total revenues for the year ended December 31, 2013, were $62.5 million, an increase of $3.2 million or 5.4% from the year ended December 31, 2012. Revenue from leases was $41.2 million, up $1.2 million from the previous year as a result of the continued growth in the size of the portfolio due to new lease originations. Rental income was $10.5 million, up $0.8 million from 2012, and income from service contracts was $0.9 million, an increase of $0.5 million from 2012. Other revenue components contributed $9.9 million, up $0.7 million from the previous year in connection with the increased size in our portfolio. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals, partially offset by the attrition of

LeaseComm and TimePayment rental contracts. Beginning in the second quarter of 2012, TimePayment began acquiring service contracts, resulting in an increase in service contact revenue. The increase in fees and other income relates to increases in loss and damage waiver fees and various service fees billed.

Total revenues for the year ended December 31, 2012, were $59.3 million, an increase of $4.6 million or 8.5% from the year ended December 31, 2011. Revenue from leases was $40.0 million, up $3.0 million from the previous year as a result of the continued growth in new lease originations. Rental income was $9.7 million, up $1.2 million from 2011. Other revenue components contributed $9.6 million, up $0.5 million from the previous year in connection with the increased size in our portfolio. The increase in rental income is the result of TimePayment’s lease contracts coming to term and converting to rentals, partially offset by the attrition of LeaseComm rental contracts.

Selling, General and Administrative

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Selling, general and administrative	$18,514	6.0%	$17,466	10.0%	$15,873
As a percent of revenue	29.6%		29.4%		29.0%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases, rentals and service contracts. SG&A expenses increased by $1.0 million or 6.0%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase was primarily driven by increases in compensation-related expenses of $0.5 million, bank service charges of $0.1 million and service contract monitoring fees of $0.1 million. The number of employees as of December 31, 2013, was 155 compared to 152 as of December 31, 2012.

SG&A expenses increased by $1.6 million or 10.0%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Significant factors in the increase of the SG&A expense include increases in compensation-related expenses of $1.4 million, an increase in postage costs of $109,000 and an increase in marketing and promotion costs of $85,000. The number of employees as of December 31, 2102, was 152 compared to 135 as of December 31, 2011.

Provision for Credit Losses

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Provision for credit losses	$19,530	0.2%	$19,490	6.8%	$18,250
As a percent of revenue	31.2%		32.9%		33.4%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased $40,000 or 0.2%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, while net charge-offs decreased by 2.4% to $18.2 million. The provision was based on providing a general allowance on leases funded during the year and our analysis of actual and expected losses in our portfolio. The allowance as a percentage of the net lease receivables was 9.9% and 9.3% at December 31, 2013 and 2012, respectively. Net lease receivables consist of receivables due in installments, reduced by unearned income. The increase in the allowance as a percentage of the net lease receivables reflects the higher delinquency levels of the lease portfolio.

Our provision for credit losses increased by $1.2 million or 6.8%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Net charge-offs increased by $0.4 million to $18.6 million, or

2.4%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The provision was based on providing a general allowance on leases funded during the year and our analysis of actual and expected losses in our portfolio as a whole. The decrease in the allowance as a percentage of revenue reflects improvements in delinquency levels of the lease portfolio.

Depreciation and Amortization

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Depreciation – property and equipment	$609	1.8%	$598	17.3%	$510
Depreciation – rental equipment	4,339	18.2%	3,671	33.0%	2,760
Amortization – service contracts	500	481.4%	86	100.0%	—

Total depreciation and amortization	$5,448	25.1%	$4,355	33.2%	$3,270

As a percent of revenue	8.7%		7.3%		6.0%

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

Depreciation on property and equipment increased by $11,000, or 1.8%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Depreciation expense on rentals increased by $0.7 million, or 18.2%, in for the year ended December 31, 2013, compared to the same period in 2012. The increase in depreciation is due to the increase in the number of TimePayment lease contracts reaching maturity and converting to rentals, along with the acceleration of depreciation on rental contracts that were terminated during the period. Terminated contracts include buyouts, returns and write-offs. The carrying value of our rental equipment increased from $1.0 at December 31, 2012, to $1.1 million at December 31, 2013. Amortization expense on service contracts increased by $0.4 million, or 481.4%, in 2013 due to an increased level of new service contract originations compared to 2012, as TimePayment only began to acquire service contracts in the second quarter of 2012. The carrying value of our service contracts increased from $0.8 million at December 31, 2012, to $2.1 million at December 31, 2013.

Depreciation expense on rentals increased by $0.9 million, or 33.0%, in 2012 in connection with the increase in the TimePayment rental portfolio, along with the acceleration of depreciation on rental contracts that were written off during the period. The carrying value of our rental equipment increased from $0.9 million at December 31, 2011, to $1.0 million at December 31, 2012. The carrying value of our service contracts increased from $0 at December 31, 2011, to $0.8 million at December 31, 2012, due to the addition of new TimePayment service contracts. Depreciation on property and equipment increased by $88,000, or 17.3%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Interest Expense

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Interest	$2,703	2.4%	$2,639	-0.8%	$2,661
As a percent of revenue	4.3%		4.4%		4.9%

We pay interest on borrowings under our revolving line of credit. Interest expense increased by $64,000 or 2.4% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This increase resulted primarily from an increase in the level of borrowings on our revolving line of credit, partially offset by a reduction in interest rates. At December 31, 2013, the balance on our revolving line of credit was $72.6 million compared to $70.4 million at December 31, 2012. The interest rates on our loans at December 31, 2013, were between 2.74% and 4.00%, as compared to interest rates between 2.96% and 4.00% during the prior year.

Interest expense decreased by $22,000 or 0.8% for the year ended December 31, 2012, as compared to the year ended December 31, 2011. This decrease resulted primarily from a reduction in interest rates, offset by an increase in the level of borrowing on our revolving line of credit. At December 31, 2012, the balance on our revolving line of credit was $70.4 million compared to $62.7 million at December 31, 2011. The interest rate on our loans during the year ended December 31, 2012, were between 2.96% and 4.0%, as compared to interest rates between 3.13% and 4.5% during the prior year.

Provision for Income Taxes

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Provision for income taxes	$6,560	9.1%	$6,015	6.9%	$5,628
As a percent of revenue	10.5%		10.1%		10.3%
As a percent of income before taxes	40.2%		39.1%		38.5%

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

The provision for income taxes increased by $0.5 million, or 9.1%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This increase resulted primarily from the $1.0 million increase in income before income taxes, combined with an increase in the effective tax rate from 39.1% at December 31, 2012, to 40.2% at December 31, 2013, due to the utilization of federal and certain state net operating loss carry-forwards in prior periods that are no longer available.

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

Selected Quarterly Data

The following is a summary of our unaudited quarterly results of operations for 2013 and 2012. This unaudited quarterly information was prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring items, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, and you should read them in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
Revenues:	(Dollars in thousands)
Income on leases	$10,204	$10,359	$10,303	$10,287	$9,635	$9,920	$10,160	$10,293
Rental income	2,503	2,682	2,660	2,689	2,317	2,402	2,462	2,556
Income on service contracts	176	214	250	296	85	85	95	123
Loss and damage waiver fees	1,441	1,446	1,474	1,498	1,287	1,321	1,370	1,407
Service fees and other	971	973	1,056	1,036	920	967	950	961

Total revenues	15,295	15,674	15,743	15,806	14,244	14,695	15,037	15,340

Expenses:
Selling, general and administrative	4,662	4,841	4,618	4,393	4,356	4,025	4,466	4,619
Provision for credit losses	4,881	4,743	4,790	5,116	4,896	4,548	4,847	5,199
Depreciation and amortization	1,305	1,310	1,355	1,478	1,008	1,065	1,083	1,199
Interest	670	660	679	694	633	655	747	604

Total expenses	11,518	11,554	11,442	11,681	10,893	10,293	11,143	11,621

Income before provision for income taxes	3,777	4,120	4,301	4,125	3,351	4,402	3,894	3,719
Provision for income taxes	1,511	1,654	1,721	1,674	1,340	1,761	1,587	1,327

Net income	$2,266	$2,466	$2,580	$2,451	$2,011	$2,641	$2,307	$2,392

Net income per common share – basic	$0.16	$0.17	$0.18	$0.17	$0.14	$0.18	$0.16	$0.17
Net income per common share – diluted	0.15	0.17	0.18	0.16	0.14	0.18	0.16	0.16
Dividends declared per common share	0.06	0.06	0.06	0.07	0.06	0.06	0.06	0.06

Exposure to Credit Losses

The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts and service contracts in our portfolio as of December 31, 2013, 2012 and 2011. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	As of December 31,
	2013		2012		2011
	(dollars in thousands)
Current	$180,419	84.1%	$179,887	84.3%	$170,038	84.8%
31-60 days past due	7,171	3.3	7,601	3.6	6,600	3.3
61-90 days past due	4,932	2.3	5,825	2.7	4,324	2.2
Over 90 days past due	22,106	10.3	20,153	9.4	19,537	9.7

Receivables due in installments	$214,628	100.0%	$213,466	100.0%	$200,499	100.0%

Liquidity and Capital Resources

General

Our lease and finance business is capital-intensive and requires access to substantial short-term and long-term credit to fund lease originations. Since inception, we have funded our operations primarily through borrowings under our credit facilities, on-balance sheet securitizations, the issuance of subordinated debt, cash provided by operating activities and the proceeds from our initial public offering completed in February 1999. We will continue to require significant additional capital to maintain and expand our funding of leases and contracts, as well as to fund any future acquisitions of leasing companies or portfolios. In the near term, we expect to finance our business utilizing cash on hand, cash provided by operating activities and borrowings on our revolving line of credit which matures in December 2016. Additionally, our uses of cash include the payment of interest and principal on borrowings, selling, general and administrative expenses, income taxes, payment of dividends and capital expenditures.

For the years ended December 31, 2013, 2012 and 2011, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $92.2 million for the year ended December 31, 2013; $90.8 million for the year ended December 31, 2012; and $83.5 million for the year ended December 31, 2011.

Net cash used in investing activities was $91.5 million for the year ended December 31, 2013; $92.6 million for the year ended December 31, 2012, and $79.6 million for the year ended December 31, 2011. Investing activities primarily relate to the origination of leases with investments in lease and service contracts, direct costs, property, and equipment.

Net cash used in financing activities was $2.0 million for the year ended December 31, 2013. Net cash provided by financing activities was $2.9 million for the year ended December 31, 2012. Net cash used in financing activities was $2.9 million for the year ended December 31, 2011. Financing activities includes borrowings from and repayments on our various financing sources. During 2013, we borrowed $136.9 million from our revolving credit facility, and repaid $134.7 million. During 2012, we borrowed $129.2 million and repaid $121.5 million. During 2011, we borrowed $106.4 million and repaid $106.4 million. During 2013, 2012 and 2011, we paid dividends of $3.6 million, $3.4 million, and $3.0 million, and we used $0.7 million, $0, and $0.2 million, respectively, to repurchase our common stock.

At December 31, 2013, we had approximately $72.6 million outstanding on our revolving line of credit facility, and had available borrowing capacity of approximately $77.4 million as described below. The maturity date of our revolving line of credit is December 2016, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

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

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following as of:

	December 31, 2013				December 31, 2012
	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount	Amounts Outstanding	Interest Rate	Unused Capacity	Maximum Facility Amount
	(Dollars in Thousands)
Revolving credit facility (1)	$72,566	2.74% - 4.0%	$77,434	$150,000	$70,380	2.96% - 4.0%	$79,620	$150,000

(1)	The unused capacity is subject to the borrowing base formula.

We entered into the revolving line of credit in August 2007 with a bank syndicate led by Santander based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, from $100 million to $150 million. In addition, the December 2012 amendment permits further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender, under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets. In connection with the most recent amendment, the maturity date of the facility was extended to December 2016.

The following table demonstrates the total commitment under the revolving credit facility with the associated rate options in effect during the three year periods ended December 31, 2013, 2012 and 2011. As of December 31, 2013, the total commitment under the facility was $150 million.

Amendment Date	Total Commitment under Credit Facility (in millions)	Rate options(1)			Minimum Rate	Facility Expiration
July 2010	$100	Prime plus 1.25%	or	LIBOR plus 3.25%	None	August 2013
October 2011	100	Prime plus 0.75%	or	LIBOR plus 2.75%	None	August 2014
December 2012	150	Base(2) plus 0.75%	or	LIBOR plus 2.50%	None	December 2016

(1)	Under the terms of the facility, loans are Base Rate Loans (or prior to December 2012, Prime Rate Loans), unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Base Rate Loan.
(2)	The “Base Rate” is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%.

At December 31, 2013, $65.0 million of our loans were LIBOR Loans and $7.6 million of our loans were Base Rate Loans. As of December 31, 2013, the qualified lease receivables eligible under the borrowing base computation were approximately $129.9 million.

Financial Covenants

Our revolving line of credit has financial covenants that we must comply with in order to obtain funding through the facility and to avoid an event of default. These include requirements that we (i) maintain a ratio of our consolidated net earnings before interest, taxes and non-recurring non-cash items, as calculated under the agreement, to our consolidated interest expense of not less than 1.75:1 as of the end of any fiscal quarter for the four preceding quarters; (ii) maintain a consolidated tangible capital base (defined to mean our consolidated tangible net worth, as calculated under the agreement, plus subordinated debt) of not less than 90% of our consolidated tangible capital base at September 30, 2012, which will be adjusted upward for subsequent quarterly periods by 50% of our net income plus 100% of any equity capital we receive; (iii) maintain a leverage ratio (defined to mean the ratio of consolidated total liabilities, less subordinated debt, to consolidated tangible net worth, plus subordinated debt) at any time to not exceed 3.5 to 1.0; and (iv) not permit receivables over 90 days past due to exceed 18.75% of gross lease installments. The revolving line of credit also contains other affirmative and negative covenants, including restrictions on our ability to incur or guaranty indebtedness, dispose of or acquire assets or engage in a merger transaction, or make certain restricted payments. As of December 31, 2013, we were in compliance with all covenants in our borrowing relationships.

Contractual Obligations and Lease Commitments

The following table summarizes our contractual cash obligations at December 31, 2013, (including our future minimum lease payments under non-cancelable operating leases), and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Payments due by December 31,	Revolving line of credit	Operating lease obligations	Total
2014	$72,566	$712	$73,278
2015	—	728	728
2016	—	744	744
2017	—	760	760
2018	—	421	421
Thereafter	—	—	—

Total	$72,566	$3,365	$75,931

Contractual Obligations

We have entered into various agreements, such as debt and operating lease agreements, which require future payments. During the year ended December 31, 2013, we had borrowed $136.9 million against our revolving line of credit and had repaid $134.7 million. The $72.6 million of outstanding borrowings as of December 31, 2013, will be repaid by the daily application of TimePayment receipts to our outstanding balance and thus is presented in the table above as due in 2014. The facility matures in December 2016.

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

Given the relatively short average life of our leases and contracts, our philosophy is to maintain a blend of fixed and variable interest rate obligations, whenever feasible, in order to limit our interest rate risk. Based on our assessment of current market conditions, we have determined that the cost associated with obtaining fixed rate debt would exceed the benefits associated with mitigating the current interest rate risk. Accordingly we currently have no fixed-rate obligations; however, our variable interest rate obligations under our revolving line of credit are tied to several LIBOR contracts with varying maturity dates ranging from 30 days to 180 days in duration. As of December 31, 2013, we have $72.6 million of outstanding variable interest rate obligations under our revolving line of credit.

Our revolving line of credit bears interest at rates which fluctuate with changes in the Prime or the LIBOR; therefore, our interest expense is subject to changes in market interest rates. However, the effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

We maintain an investment portfolio in accordance with our investment policy guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. We minimize investment risk by limiting the amount invested in any single security and by focusing on conservative investment choices with short terms and high credit quality standards. We do not use derivative financial instruments or invest for speculative trading purposes. There was no investment activity in 2013 or 2012.

Recently Issued Accounting Pronouncements

On August 17, 2010, the International Accounting Standards Board (IASB) and Financial Accounting Standards Board (FASB) released a joint exposure draft that would dramatically change lease accounting for both lessees and lessors by requiring balance sheet recognition of all leases. At their June 13, 2012, joint board meeting, the International Accounting Standards Board (IASB) and the FASB (collectively, the Boards) agreed on an approach for the accounting for lease expenses as part of their joint project to revise lease accounting. In September 2012, the Boards reached tentative decisions regarding sale and leaseback transactions and other lease accounting issues. The Boards published their revised joint proposals on leases in May 2013, consisting of the revised proposed FASB Accounting Standards Update, Leases (Topic 842) and the IASB’s Exposure Draft, Leases. Following several public roundtable meetings on the revised joint proposals, the Boards plan to consider all feedback and begin re-deliberations of all significant issues during 2014.

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

Our Financial Statements, together with the related report of our Independent Registered Public Accounting Firm, appear on pages F-1 through F-28 of this Form 10-K.

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

Under the supervision and with the participation of our management, including our executive officers, we assessed as of December 31, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission established in 1992. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2013, was effective.

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

Change in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended December 31, 2013, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our proxy statement for the 2014 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed on or before April 30, 2014, (the “2014 Proxy Statement”), under the headings, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Corporation” and “Election of Directors,” is hereby incorporated by reference. The information under the heading “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this item.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing in our 2014 Proxy Statement under the headings “Executive Compensation” and “Compensation of Directors” is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2014 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is hereby incorporated by reference.

The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted- Average Exercise Price of Outstanding Options and Rights(2) (b)	Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	560,279	$3.72	613,183
Equity compensation plans not approved by security holders	—	—	—

Total	560,279	$3.72	613,183

(1)	Includes our 2008 Equity Incentive Plan (which was approved by our stockholders at the 2008 special meeting of stockholders in lieu of annual meeting) and our 2012 Equity Incentive Plan (which was approved by our stockholders at the 2012 special meeting of stockholders in lieu of annual meeting). No shares remain available for future issuance under the 2008 Equity Incentive Plan. The number of securities available for future issuance under the 2012 Equity Incentive Plan will be reduced by three for each share of restricted stock or other “full share” award made to an employee, and by one for any option granted to an employee or for any award made to non-employee directors.
(2)	Weighted average exercise price of outstanding options; excludes restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing in our 2014 Proxy Statement under the headings “Governance of the Corporation – Certain Relationships and Related Person Transactions” and “ – Determination of Director Independence” is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2014 Proxy Statement under the heading “Ratification of the Selection of MicroFinancial’s Independent Registered Public Accounting Firm” is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements Our Financial Statements, together with the related report of the Independent Registered Public Accounting Firm, appear at pages F-1 through F-28 of this Form 10-K

(2)	None

(3)	Exhibits Index

Exhibit Number	Description

3.1	Restated Articles of Organization, as amended. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on June 9, 1998.

3.2	Restated Bylaws, as amended. Incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

10.1	Warrant Purchase Agreement dated April 14, 2003, among the Registrant, Fleet National Bank, as agent, and the other Lenders named therein. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.2	Form of Warrants to purchase Common Stock of the Registrant issued April 14, 2003. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.3	Co-Sale Agreement dated April 14, 2003, among the Registrant, Peter R. Bleyleben, Torrence C. Harder, Brian E. Boyle, Richard F. Latour, Alan J. Zakon, and James R. Jackson, Jr., and the Lenders named therein. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.4	Registration Rights Agreement dated April 14, 2003, among the Registrant and the Lenders named therein. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.5	Office lease for the Burlington facility at 16 New England Executive Park, Suite 200, Burlington, MA dated September 20, 2010, among MicroFinancial Incorporated and MA-New England Executive Park, LLC. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010.

10.6.1*	MicroFinancial Incorporated 1998 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (Registration Statement No. 333-56639) filed with the Securities and Exchange Commission on January 11, 1999.

10.6.2*	MicroFinancial Incorporated 2008 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2008.

10.6.3*	MicroFinancial Incorporated 2012 Equity Incentive Plan. Incorporated by reference to Exhibit 99.1 in the Registrant’s registration Statement on Form S-8, No. 333-182818, filed with the Securities and Exchange Commission on July 24, 2012.

10.6.4*	Form of incentive stock option agreement. Incorporated by reference to Exhibit 10.6.3 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

Exhibit Number	Description

10.6.5*	Form of non-qualified stock option agreement. Incorporated by reference to Exhibit 10.6.4 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

10.6.6*	Form of restricted stock unit (RSU) agreement. Incorporated by reference in Exhibit 10.6.6 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

10.6.7*	Form of performance-based restricted stock unit (RSU) agreement. Incorporated by reference to Exhibit 10.6.5 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012.

10.7*	Compensatory Arrangements for Non-Employee Directors. Incorporated by reference to Exhibit 10.7 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013.

10.8.1*	Amended and Restated Employment Agreement between the Registrant and Richard F. Latour dated March 15, 2004. Incorporated by reference to Exhibit 10.8 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

10.8.2*	Amendment to Employment Agreement between the Registrant and Richard F. Latour dated December 24, 2008. Incorporated by reference to Exhibit 10.8.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.9*	Amended and Restated Employment Agreement between the Registrant and James R. Jackson, Jr. dated February 1, 2013. Incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2013.

10.10.1*	Employment Agreement between the Registrant and Stephen Constantino dated May 4, 2005. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

10.10.2*	Amendment to Employment Agreement between the Registrant and Stephen Constantino dated December 24, 2008. Incorporated by reference to Exhibit 10.10.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

10.11*	Amended and Restated Employment Agreement between the Registrant and Steven LaCreta dated February 1, 2012. Incorporated by reference to Exhibit 10.2 in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2013.

10.12*	Offer Letter dated November 23, 2011, by and between TimePayment Corp. and Vartan Hagopian. Incorporated by reference to Exhibit 10.11.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2012.

10.13.1	Credit Agreement dated August 2, 2007. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.2	Unlimited Guaranty of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.3	Unlimited Guaranty of LeaseComm dated August 2, 2007. Incorporated by reference to Exhibit 10.3 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.4	Security Agreement between TimePayment Corp. and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.4 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.5	Security Agreement between Registrant and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.5 in the Registrant’s Form 8-K filed on August 8, 2007.

Exhibit Number	Description

10.13.6	Security Agreement between LeaseComm and Agent dated August 2, 2007. Incorporated by reference to Exhibit 10.6 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.7	Trademark Security Agreement and License dated August 2, 2007, by TimePayment Corp. Incorporated by reference to Exhibit 10.7 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.8	Trademark Security Agreement and License dated August 2, 2007, by Registrant. Incorporated by reference to Exhibit 10.8 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.9	Trademark Security Agreement and License dated August 2, 2007, by LeaseComm. Incorporated by reference to Exhibit 10.9 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.10	Pledge Agreement of Registrant dated August 2, 2007. Incorporated by reference to Exhibit 10.10 in the Registrant’s Form 8-K filed on August 8, 2007.

10.13.11	Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.10 in the Registrant’s Form 8-K filed on July 15, 2008.

10.13.12	Agreement and Amendment No. 1 to Amended and Restated Credit Agreement dated February 10, 2009. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on February 17, 2009.

10.13.13	Agreement and Amendment No. 2, dated July 28, 2010, to Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on August 2, 2010.

10.13.14	Agreement and Amendment No. 3, dated October 12, 2011, to Amended and Restated Credit Agreement dated July 9, 2008. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on October 18, 2011.

10.13.15	Second Amended and Restated Credit Agreement dated December 21, 2012. Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on December 28, 2012.

21.1†	Subsidiaries of Registrant.

23.1†	Consent of McGladrey LLP.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.
(b)	See (a) (3) above.
(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROFINANCIAL INCORPORATED

By:	/s/ RICHARD F. LATOUR
President and Chief Executive Officer

By:	/s/ JAMES R. JACKSON JR.
Vice President and Chief Financial Officer

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ FRITZ VON MERING Fritz Von Mering	Non-Executive Chairman and Director	March 31, 2014

/s/ RICHARD F. LATOUR Richard F. Latour	President, Chief Executive Officer, Treasurer, Clerk, Secretary and Director	March 31, 2014

/s/ JAMES R. JACKSON JR. James R. Jackson Jr.	Senior Vice President and Chief Financial Officer	March 31, 2014

/s/ PETER R. BLEYLEBEN Peter R. Bleyleben	Director	March 31, 2014

/s/ BRIAN E. BOYLE Brian E. Boyle	Director	March 31, 2014

/s/ TORRENCE C. HARDER Torrence C. Harder	Director	March 31, 2014

/s/ ALAN J. ZAKON Alan J. Zakon	Director	March 31, 2014

MICROFINANCIAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MicroFinancial Incorporated:

Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of MicroFinancial Incorporated and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroFinancial Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts

March 31, 2014

MICROFINANCIAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS
	December 31,
	2013	2012
Cash and cash equivalents	$2,246	$3,557
Restricted cash	1,107	1,213
Net investment in leases:
Receivables due in installments	214,628	213,466
Estimated residual value	23,070	24,176
Initial direct costs	1,732	1,751
Less:
Advance lease payments and deposits	(3,010)	(3,278)
Unearned income	(58,772)	(62,244)
Allowance for credit losses	(15,379)	(14,038)

Net investment in leases	162,269	159,833

Investment in service contracts, net	2,058	797
Investment in rental contracts, net	1,059	1,037
Property and equipment, net	1,333	1,534
Other assets	2,980	1,658

Total assets	$173,052	$169,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
	2013	2012
Revolving line of credit	$72,566	$70,380
Accounts payable	2,993	3,220
Dividends payable	63	40
Other liabilities	2,272	2,545
Income taxes payable	—	653
Deferred income taxes	6,678	10,399

Total liabilities	84,572	87,237

Commitments and contingencies (Note M)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2013 and 2012	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,435,498 and 14,470,219 shares issued and outstanding at December 31, 2013, and 2012, respectively	144	145
Additional paid-in capital	47,475	47,500
Retained earnings	40,861	34,747

Total stockholders’ equity	88,480	82,392

Total liabilities and stockholders’ equity	$173,052	$169,629

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Income on financing leases	$41,153	$40,008	$37,032
Rental income	10,534	9,737	8,574
Income on service contracts	936	388	398
Loss and damage waiver fees	5,859	5,385	4,929
Service fees and other	4,036	3,798	3,740

Total revenues	62,518	59,316	54,673

Expenses:
Selling, general and administrative	18,514	17,466	15,873
Provision for credit losses	19,530	19,490	18,250
Depreciation and amortization	5,448	4,355	3,270
Interest	2,703	2,639	2,661

Total expenses	46,195	43,950	40,054

Income before provision for income taxes	16,323	15,366	14,619
Provision for income taxes	6,560	6,015	5,628

Net income	$9,763	$9,351	$8,991

Net income per common share – basic	$0.68	$0.65	$0.63

Net income per common share – diluted	$0.66	$0.64	$0.62

Weighted average shares outstanding – basic	14,460,613	14,321,815	14,247,413

Weighted average shares outstanding – diluted	14,774,529	14,689,531	14,525,566

Dividends declared per common share	$0.25	$0.24	$0.21

The accompanying notes are an integral part of the consolidated financial statements

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2012 and 2013

(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Retained Capital	Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	14,231,933	$142	$46,475	$22,870	$69,487
Stock issued for director compensation	77,274	1	353	—	354
Stock-based compensation	—	—	138	—	138
Repurchase of common stock	(51,883)	—	(239)	—	(239)
Common stock dividends ($0.21 per share)	—	—	—	(3,008)	(3,008)
Net income	—	—	—	8,991	8,991

Balance at December 31, 2011	14,257,324	143	46,727	28,853	75,723

Stock issued for director compensation	48,148	—	346	—	346
Stock-based compensation	—	—	191	—	191
Shares issued upon vesting of restricted stock units	8,380	—	—	—	—
Warrants exercised	6,367	—	—	—	—
Stock options exercised	150,000	2	236	—	238
Common stock dividends ($0.24 per share)	—	—	—	(3,457)	(3,457)
Net income	—	—	—	9,351	9,351

Balance at December 31, 2012	14,470,219	145	47,500	34,747	82,392

Stock issued for director compensation	45,792	—	361	—	361
Stock-based compensation	—	—	232		232
Shares issued upon vesting of restricted stock units	16,640	—	—	—	—
Repurchase of common stock	(97,153)	(1)	(707)	—	(708)
Excess tax benefits from share-based compensation	—	—	89	—	89
Common stock dividends ($0.25 per share)	—	—	—	(3,649)	(3,649)
Net income	—	—	—	9,763	9,763

Balance at December 31, 2013	14,435,498	$144	$47,475	$40,861	$88,480

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Cash received from customers	$130,847	$121,839	$106,298
Cash paid to suppliers and employees	(24,086)	(21,694)	(19,594)
Cash paid for income taxes	(12,092)	(6,983)	(791)
Excess tax benefits from share-based compensation	(89)	—	—
Interest paid	(2,398)	(2,381)	(2,446)
Interest received	—	—	1

Net cash provided by operating activities	92,182	90,781	83,468

Cash flows from investing activities:
Investment in lease and service contracts	(89,710)	(90,777)	(77,684)
Investment in direct costs	(1,461)	(1,595)	(1,120)
Investment in property and equipment	(369)	(221)	(831)

Net cash used in investing activities	(91,540)	(92,593)	(79,635)

Cash flows from financing activities:
Proceeds from revolving line of credit	136,933	129,180	106,446
Repayment of revolving line of credit	(134,747)	(121,540)	(106,356)
Payments of debt closing costs	—	(693)	(112)
(Increase) decrease in restricted cash	106	(831)	371
Repayment of capital leases	—	(1)	(25)
Repurchase of common stock	(708)	—	(239)
Proceeds from stock option exercises	—	238	—
Excess tax benefits from share-based compensation	89	—	—
Payment of dividends	(3,626)	(3,436)	(2,994)

Net cash (used in) provided by financing activities	(1,953)	2,917	(2,909)

Net change in cash and cash equivalents	(1,311)	1,105	924
Cash and cash equivalents, beginning	3,557	2,452	1,528

Cash and cash equivalents, ending	$2,246	$3,557	$2,452

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Continued)

	Year Ended December 31,
	2013	2012	2011
Reconciliation of net income to net cash provided by operating activities:
Net income	$9,763	$9,351	$8,991
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(41,153)	(40,008)	(37,032)
Depreciation and amortization	5,448	4,355	3,270
Provision for credit losses	19,530	19,490	18,250
Recovery of equipment cost and residual value	104,237	96,970	84,267
Stock-based compensation expense	232	191	138
Excess tax benefits from share-based compensation	(89)	—	—
(Decrease) increase in deferred income taxes liability	(3,721)	(934)	3,706

Changes in assets and liabilities:
(Increase) decrease in other assets	(1,322)	128	599
Increase in accounts payable	134	1,020	465
(Decrease) increase in other liabilities	(313)	325	54
(Decrease) increase in income taxes payable	(564)	(107)	760

Net cash provided by operating activities	$92,182	$90,781	$83,468

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$361	$346	$354
Acquisition of property and equipment through lease incentives	$39	$—	$791
Non-cash transfer of leases to rentals	$4,360	$3,810	$836

The accompanying notes are an integral part of the consolidated financial statements.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

A. Nature of Business

MicroFinancial Incorporated (referred to as “MicroFinancial,” “we,” “us” or “our”) operates primarily through its wholly-owned subsidiaries, TimePayment Corp. and LeaseComm Corporation. TimePayment is a specialized commercial/consumer finance company that leases and rents equipment and provides other financing services, with a primary focus on the “microticket” market. LeaseComm originated leases from January 1986 through October 2002, and continues to service its remaining contract portfolio. TimePayment commenced originating leases in July 2004, and began acquiring security monitoring service contracts in the second quarter of 2012. We primarily source our originations through a nationwide network of independent equipment vendors, sales organizations and other dealer-based origination networks. We fund our operations through cash provided by operating activities and borrowings under our revolving line of credit.

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

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents. Cash equivalents consist principally of overnight investments, collateralized repurchase agreements, commercial paper, certificates of deposit and US government and agency securities. As of December 31, 2013 and 2012, our cash equivalents consisted of overnight investments. Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash

Our line of credit requires that all TimePayment cash receipts be deposited into a cash collateral account held by Santander Bank (formerly known as Sovereign Bank) (“Santander”). These funds are applied directly to amounts outstanding under the line of credit as they clear. Those funds which are pending clearance and application against the line of credit are deemed to be restricted.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Revenue Recognition

Our lease contracts are accounted for as financing leases. At origination, we record the gross lease receivable, the estimated residual value of the leased equipment, initial direct costs incurred and the unearned lease income. Unearned lease income is the amount by which the gross lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income and initial direct costs incurred are amortized over the related lease term using the interest method. Amortization of unearned lease income and initial direct costs is suspended and the contract written off, if, in our opinion, full payment of the contractual amount due under the lease agreement is doubtful. In conjunction with the origination of leases, we may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interest is estimated at inception of the lease and evaluated periodically for impairment. At the end of the lease term, the lessee has the option to buy the equipment at the fair market value (“buyouts”), return the equipment or continue to rent the equipment on a month-to-month basis. If the lessee continues to rent the equipment, we record our investment in the rental contract at its estimated residual value. Rental income from monthly billings is recognized as the customer continues to rent the equipment. We also acquire service contracts under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. We purchase the right to the payment stream under the monitoring contract from the dealer. Income on service contracts from monthly billings is recognized as the related services are provided. Other revenues, such as loss and damage waiver fees and service fees relating to the leases and contracts, are recognized as they are earned.

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

Each period, the provision for credit losses in the consolidated statements of income results from the combination of an estimate by management of credit losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods. To serve as a basis for making this provision, we have adopted a consistent, systematic procedure for establishing and maintaining an appropriate allowance for credit losses for our contracts. We estimate the likelihood of credit losses net of recoveries in the portfolio at each reporting period based upon a combination of an internally-developed proprietary scoring model that considers several factors including the lessee’s bureau-reported credit score at contract inception and the current delinquency status of the account. In addition to these elements, we also consider other relevant factors including general economic trends, actual historical losses, trends in delinquencies and credit losses, static pool analysis of our portfolio, trends in recoveries made on charged off accounts, and other relevant factors which

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

might affect the performance of our portfolio. This combination of historical experience, credit scores, delinquency levels, trends in credit losses, and the review of current factors provides the basis for our analysis of the adequacy of the allowance for credit losses. In general, a receivable is deemed uncollectable when it is 360 days past due or earlier if other adverse events occur with respect to an account. None of our receivables are placed on non-accrual status as contracts are charged off when deemed uncollectible. Historically, the typical monthly payment under our microticket contracts has been small and as a result, our experience is that lessees will pay past due amounts later in the process because of the relatively small amount necessary to bring a contract current.

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

Investment in Service Contracts

Our investments in service contracts are recorded at cost and amortized over the term of the contract. Upon retirement or other disposition, the cost and related accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in income. We periodically evaluate whether events or circumstances have

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

occurred that may affect the estimated useful life or recoverability of our investment in service contracts. Prior to 2012, our service contract revenue was derived from our LeaseComm portfolio, for which we have not purchased any new security service contracts since 2002. Beginning in the second quarter of 2012, TimePayment began acquiring service contracts.

Investment in Rental Contracts

Our investment in rental contracts is either recorded at estimated residual value for converted leases and depreciated using the straight-line method over a period of twelve months or recorded at the acquisition cost and depreciated using the straight line method over an estimated life of three years. Rental equipment consists of a wide variety of low-priced commercial equipment with similar characteristics. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Dispositions include equipment buyouts, returns and write-offs. We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful life or recoverability of the investment in rental contracts.

Property and Equipment

Office and computer equipment are recorded at cost and depreciated using the straight-line method over estimated lives of approximately three to five years. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated life of the improvement. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and any resulting gain or loss is reflected in income.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs developed using estimates and assumptions which are developed by the reporting entity and reflect those assumptions that a market participant would use.

We apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach.

The carrying values of cash and cash equivalents, restricted cash, other assets, accounts payable and other liabilities approximate their fair values due to the short maturity of these instruments. The fair value of the amounts outstanding under our revolving line of credit, evaluated using Level 2 inputs as of December 31, 2013 and 2012, approximated the carrying value.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. FASB ASC Topic 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

We estimate the fair value of stock options using a Black-Scholes valuation model and a 0% expected forfeiture rate, consistent with the provisions of FASB ASC Topic 718 and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 Share Based Payments. Key input assumptions used to estimate the fair value of stock options include the expected option term, volatility of the stock, the risk-free interest rate and the dividend yield.

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

C. Net Investment in Leases

Future Minimum Lease Payments

At December 31, 2013, future minimum payments due on our lease receivables are as follows:

Year Ending December 31,
2014	$105,117
2015	61,058
2016	32,293
2017	12,958
2018	3,202

Total	$214,628

At December 31, 2013, the weighted-average remaining life of the leases in our portfolio was approximately 26 months, and their weighted-average implicit rate of interest was approximately 25.5%. At December 31, 2012, the weighted-average remaining life of the leases in our portfolio was approximately 28 months, and their weighted-average implicit rate of interest was approximately 25.9%.

Estimated Residual Value

A summary of the changes in estimated residual value is as follows:

	Year Ended December 31,
	2013	2012	2011
Estimated residual value, beginning	$24,176	$23,287	$21,832
Lease originations	7,574	8,737	8,279
Terminations	(8,680)	(7,848)	(6,824)

Estimated residual value, ending	$23,070	$24,176	$23,287

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Allowance for Credit Losses and Credit Quality

The following table reconciles the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2013, 2012 and 2011:

	Microticket Equipment
	LeaseComm	TimePayment	Total
Allowance for credit losses at January 1, 2010:	$231	$12,901	$13,132
Charge-offs	(726)	(22,437)	(23,163)
Recoveries	1,221	3,740	4,961
Provisions	(564)	18,814	18,250

Allowance for credit losses at December 31, 2011	162	13,018	13,180
Charge-offs	(605)	(23,185)	(23,790)
Recoveries	248	4,910	5,158
Provisions	298	19,192	19,490

Allowance for credit losses at December 31, 2012	103	13,935	14,038
Charge-offs	(361)	(23,876)	(24,237)
Recoveries	162	5,886	6,048
Provisions	187	19,343	19,530

Allowance for credit losses at December 31, 2013	$91	$15,288	$15,379

The following table presents the allowance for credit losses and financing receivables by portfolio segment as of December 31, 2013 and 2012, classified according to impairment evaluation method:

	As of December 31, 2013			As of December 31, 2012
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	91	15,288	15,379	103	13,935	14,038
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, allowance for credit losses	$91	$15,288	$15,379	$103	$13,935	$14,038

Financing receivables:(1)
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	185	177,463	177,648	174	173,697	173,871
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, financing receivables(1)	$185	$177,463	$177,648	$174	$173,697	$173,871

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

The following table presents the aging status of the recorded investment in leases as of December 31, 2013, classified according to the original score granted by our internally-developed proprietary scoring model:

	Current	31 to 60 Days Past Due	61 to 90 Days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
LeaseComm	$93	$5	$4	$83	$185	$83
TimePayment
Gold	58,769	2,501	902	3,391	65,563	3,391
Silver	81,152	2,933	2,754	13,437	100,276	13,437
Bronze	7,788	493	502	2,841	11,624	2,841

TimePayment subtotal	147,709	5,927	4,158	19,669	177,463	19,669

Total financing receivables	$147,802	$5,932	$4,162	$19,752	$177,648	$19,752

Percent of total financing receivables	83.2%	3.3%	2.4%	11.1%	100%

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

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

D. Net Income per Common Share

Net income per common share for the twelve months ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
Net income	$9,763	$9,351	$8,991

Weighted-average shares outstanding used in computation of net income per share – basic	14,460,613	14,321,815	14,247,413
Dilutive effect of options, warrants and restricted stock	313,916	367,716	278,153

Shares used in computation of net income per common share – assuming dilution	14,774,529	14,689,531	14,525,566

Net income per common share – basic	$0.68	$0.65	$0.63

Net income per common share – diluted	$0.66	$0.64	$0.62

We excluded 0, 0, and 409,305 options from the computation of diluted net income per share for the twelve month periods ended December 31, 2013, 2012 and 2011, respectively, because their effect would have been antidilutive.

E. Debt Issue Costs

During the years ended December 31, 2013, 2012 and 2011, we recognized interest expense related to the amortization of debt issuance costs of $288,000, $216,000, and $282,000, respectively. In 2012, we amended our revolving line of credit and increased our borrowing capacity. In accordance with FASB ASC Topic 470, Line-of-Credit or Revolving-Debt Arrangements, we adjusted our amortization of unamortized deferred costs such that they would be amortized over the term of the arrangement.

F. Property and Equipment

At December 31, 2013 and 2012, our property and equipment consisted of the following:

	December 31,
	2013	2012
Computer equipment	$3,719	$3,449
Office equipment	363	319
Leasehold improvements	1,269	1,175

Total	5,351	4,943
Less accumulated depreciation and amortization	(4,018)	(3,409)

Property and equipment, net	$1,333	$1,534

Additions to leasehold improvements during the years ended December 31, 2013 and 2012, included $39,000 and $0, respectively, in landlord incentives relating to our California office.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Depreciation and amortization expense were as follows for the years ended December 31, 2013, 2012 and 2011:

	Twelve months ended December 31,
	2013	2012	2011
Depreciation and amortization expense relating to:
Property and equipment	$609	$598	$510
Rental equipment	4,339	3,671	2,760
Service contracts	500	86	—

Total depreciation and amortization	$5,448	$4,355	$3,270

G. Investment in Service Contracts, net

At December 31, 2013 and 2012, our investment in service contracts consisted of the following:

	December 31,
	2013	2012
Investment in service contracts	$3,079	$1,495
Less accumulated amortization	(1,021)	(698)

Investment in service contracts, net	$2,058	$797

H. Investment in Rental Contracts, net

At December 31, 2013 and 2012, our investment in rental contracts consisted of the following:

	December 31,
	2013	2012
Investment in rental contracts	$2,985	$3,163
Less accumulated depreciation	(1,926)	(2,126)

Investment in rental contracts, net	$1,059	$1,037

I. Revolving Line of Credit

Our revolving line of credit balance was $72,566,000 and $70,380,000 at December 31, 2013 and 2012, respectively.

We entered into the revolving line of credit in August 2007 with a bank syndicate led by Santander based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently from $100 million to $150 million in December 2012. The December 2012 amendment also permits further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender, under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

At December 31, 2013, we had available borrowing capacity of approximately $77.4 million. Our available borrowing capacity was subject to limitations based on lease eligibility and a borrowing base formula.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of December 31, 2013, we were in compliance with all covenants under the revolving line of credit.

The maturity date of our revolving line of credit is December 2016, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

The following table demonstrates the total commitment under the revolving credit facility with the associated rate options in effect during the three years ended December 31, 2013. As of December 31, 2013, the total commitment under the facility was $150 million.

Amendment Date	Total Commitment under Credit Facility (in millions)	Rate options(1)			Minimum Rate	Facility Expiration
July 2010	$100	Prime plus 1.25%	or	LIBOR plus 3.25%	None	August 2013
October 2011	100	Prime plus 0.75%	or	LIBOR plus 2.75%	None	August 2014
December 2012	150	Base(2) plus 0.75%	or	LIBOR plus 2.50%	None	December 2016

(1)	Under the terms of the facility, loans are Based Rate Loans (or prior to December 2012, Prime Rate Loans), unless we elect LIBOR Loans. If a LIBOR Loan is not renewed at maturity it automatically converts to a Base Rate Loan.
(2)	The “base rate” is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%.

At December 31, 2013, $65.0 million of our loans were LIBOR loans and $7.6 million of our loans were Base Rate Loans. The interest rate on our loans at December 31, 2013, was between 2.74% and 4.00%. At the same date, the qualified lease receivables eligible under the borrowing base computation were approximately $129.9 million.

J. Dividends

Dividends declared and paid or payable were as follows:

2013
Date Declared	Record Date	Payment Date	Dividend per Share
January 29, 2013	February 8, 2013	February 15, 2013	$0.06
April 23, 2013	May 3, 2013	May 15, 2013	0.06
July 17, 2013	July 30, 2013	August 15, 2013	0.06
October 24, 2013	November 4, 2012	November 15, 2013	0.07

Total			$0.25

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

K. Stockholders’ Equity

Warrants

In 2003 we issued warrants to purchase common stock to our lenders in connection with a waiver of certain covenant defaults and the extension of our loan. There were no warrants exercised during 2013 or 2011. During 2012 there was a cashless exercise of 7,068 warrants which resulted in 6,367 shares being issued. As of December 31, 2013 and 2012, there were 86,221 warrants outstanding with an exercise price of $0.815. All warrants expire on September 30, 2014. The warrant holders have certain rights and privileges that provide them with anti-dilution protection in the event that the Company issues stock at a price below the then current market price of the company’s common stock.

Stock Options and Restricted Stock

Description

Under the MicroFinancial 2008 Equity Incentive Plan (the “2008 Plan”), we reserved 1,000,000 shares of common stock for issuance, all of which had been issued as of December 31, 2013. In May 2012, our stockholders approved our 2012 Equity Inventive Plan (the “2012 Plan”), for which we have 750,000 shares of common stock reserved, of which 613,183 shares are unissued as of December 31, 2013. These plans permit the Compensation and Benefits Committee of our Board of Directors to grant stock options, restricted stock, restricted stock units, shares of common stock without restrictions, and any other right to receive payment from the corporation based in whole or in part on the value of common stock. All employees and directors of the Corporation or any of its affiliates are eligible to receive awards under either plan. For purposes of calculating the shares remaining for grant under the 2012 Plan, grants of stock options or stock appreciation rights to any participant will reduce that reserve by one share for each share subject to the option or the settled portion of the stock appreciation right. Grants of restricted stock, restricted stock units and any other “full share” award will reduce the reserve by three shares for each share of common stock subject to the award, in the case of awards to employees, or by one share for each share of common stock subject to the award, in the case of awards to non-employee directors.

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

Non-employee director stock grants

The following details the stock granted to our non-employee directors under the 2008 and 2012 Plans during the years ended December 31, 2013, 2012 and 2011. These shares were issued as part of our annual director compensation arrangements related to the prior years’ service, and were fully vested on the date of issuance.

Date of Grant	Number of Shares	Fair Value per Share	Fair Value of Grant
February 2011	51,642	$4.11	$212
July 2011	25,632	5.54	142

Total 2011 Grants:	77,274		$354

February 2012	31,820	6.60	$210
July 2012	16,328	8.36	136

Total 2012 Grants:	48,148		$346

January 2013	29,205	7.55	221
July 2013	16,587	8.44	140

Total 2013 Grants:	45,792		$361

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Restricted Stock Unit Grants

The following table summarizes our RSU activity for the three years ended December 31, 2013:

	Number of RSUs	Grant Date Fair Value per Share	Grant Date Fair Value	Fair Value of RSUs at Vesting Date(a)
Unvested RSUs at December 31, 2010	33,518	$3.15	$106
Granted	33,044	$4.11	136
Unvested RSUs at December 31, 2011	66,562
Granted	40,393	$6.60	266
Vested	(8,380)			$57

Unvested RSUs at December 31, 2012	98,575
Granted	45,316	$7.55	342
Vested	(16,640)			125

Unvested RSUs at December 31, 2013	127,251		$850	$182

(a)	The fair value of vested RSUs is calculated based on the closing stock price on the day of vesting. The fair value of unvested RSUs at December 31, 2013, based on the stock closing price on that date, was $1.1 million, and the weighted average vesting period of these RSUs is 2.32 years.

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

The RSUs granted in 2012 consist of two tranches. The first tranche is for 25,165 RSUs which vest over five years at 25% annually beginning on the second anniversary of the grant date. The second tranche is for 15,228 RSUs which cliff vest after three years only if management achieves specific performance measures.

The RSUs granted in 2011 and 2010 vest over five years beginning on the second anniversary of the grant date.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Stock Option Grants

The following summarizes stock option activity for the years ended December 31, 2013, 2012 and 2011:

	Shares(b)	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2010	908,028	$1.59 to $13.10	$5.07
Expired	(90,000)	$13.10	$13.10

Outstanding at December 31, 2011	818,028	$1.59 to $6.70	$4.19
Exercised(a)	(150,000)	$1.59	$1.59
Expired	(235,000)	$6.70	$6.70

Outstanding at December 31, 2012	433,028	$2.30 to $5.85	$3.72

Outstanding at December 31, 2013	433,028	$2.30 to $5.85	$3.72

(a)	The intrinsic value of the options exercised in 2012 was $755,000. There were no options exercised in 2011 or 2013.
(b)	The outstanding options vest over five years based solely on service and are exercisable only after they become vested. All unvested outstanding options are expected to vest. At December 31, 2013, 2012 and 2011, 368,347, 268,072 and 520,872, respectively, of the outstanding options were fully vested.

Information relating to our outstanding stock options at December 31, 2013, is as follows:

Outstanding				Exercisable
Weighted- Average Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value
$5.77	31,923	3.17	$89	$5.77	31,923	3.17	$89
5.85	142,382	4.08	384	5.85	142,382	4.08	384
2.30	258,723	5.17	1,617	2.30	194,042	5.17	1,213

	433,028	4.66	$2,090	$3.97	368,347	4.58	$1,686

Stock compensation expense recognized during the years ended December 31, 2013, 2012 and 2011, and unrecognized compensation as of December 31, 2013, are as follows:

				Unrecognized Compensation Cost as of December 31, 2013
	Year ended December 31,
	2013	2012	2011
Compensation expense – RSUs	$199	$109	$46	$476
Compensation expense – Options	33	82	92	2

Total	$232	$191	$138	$478

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

The weighted average term over which this compensation expense is expected to be recognized is 2.9 years.

Common Stock Reserved

We have reserved shares of common stock at December 31, 2013, as follows:

Warrants	86,221
Stock options	433,028
Restricted stock units	127,251
Reserved for future grants under 2012 Equity Incentive Plans	613,183

Total	1,259,683

Repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we are authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases may take place in either the open market or through block trades. The repurchase program will be funded by our working capital and may be suspended or discontinued at any time.

During the year ended December 31, 2013, we repurchased and retired 97,153 shares of our common stock under the program, at an average price paid per share of $7.28, for a total cost of $708,000. During the year ended December 31, 2012, we did not repurchase any shares of our common stock under our repurchase program. During the year ended December 31, 2011, we repurchased and retired 51,883 shares of our common stock under the program, at an average price paid per share of $4.61, for a total cost of $239,000.

L. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$8,216	$5,545	$789
State	2,065	1,544	1,133

	10,281	7,089	1,922

Deferred:
Federal	(3,129)	(821)	3,994
State	(592)	(253)	(288)

	(3,721)	(1,074)	3,706

Total	$6,560	$6,015	$5,628

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

At December 31, 2013, and 2012, the components of the net deferred tax liability were as follows:

	2013	2012
Deferred tax assets:
Allowance for credit losses	$6,152	$5,615
Depreciation and amortization	32,709	29,717
State NOL and other state attributes	62	251
State valuation allowance	(205)	(355)

Total deferred tax assets	38,718	35,228

Deferred tax liabilities:
Lease receivable and unearned income	(35,758)	(35,539)
Residual value	(9,228)	(9,670)
Initial direct costs	(410)	(418)

Total deferred tax liabilities	(45,396)	(45,627)

Net deferred tax liability	$(6,678)	$(10,399)

At December 31, 2013 and 2012, we had no federal net operating loss carry-forwards to be used to offset future income. At December 31, 2013, we had state net operating loss carry-forwards of $2.1 million which may be used to offset future income. The state NOL’s have restrictions and expire in approximately one to twenty years. We recorded a valuation allowance against some of our state net operating losses as it is unlikely that these deferred tax assets will be fully realized.

The following is reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.00%	35.00%
State income taxes, net of federal benefit	5.19	4.80	3.03
State valuation allowance	(0.60)	(0.06)	(0.07)
Nondeductible expenses and other	0.60	(0.61)	0.54

Effective income tax rate	40.19%	39.13%	38.50%

The calculation of our tax liabilities involves dealing with estimates in the application of complex tax regulations in a multitude of jurisdictions. We record liabilities for estimated tax obligations for federal and state purposes. For the years ended December 31, 2013, 2012 and 2011, the nondeductible expenses and other tax rate of 0.60%, (0.61) % and 0.54% respectively, includes certain non-deductible stock-based compensation.

Uncertain Tax Positions

As of December 31, 2013, we had no liabilities for accrued interest and penalties related to state income tax matters. As of December 31, 2012, we had liabilities of $52,000 and $11,000 for accrued interest and penalties, respectively, related to various state income tax matters. Of these amounts, approximately $30,000 would impact our effective tax rate after a $22,000 federal tax benefit for state income taxes. As of December 31, 2011, we had liabilities of $17,000 and $4,000 for accrued interest and penalties, respectively, related to various state income tax matters. Of these amounts, approximately $10,000 would impact our effective tax rate after a $4,000 federal

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

tax benefit for state income taxes. These amounts are included in income taxes payable on our balance sheet. It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however at this time we are unable to estimate the change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$21
Additions for tax positions related to current year	21
Reductions for tax positions as a result of lapse of statute of limitations	(21)

Balance at December 31, 2011	21
Additions for tax positions related to current year	63
Reductions for tax positions as a result of lapse of statute of limitations	(21)

Balance at December 31, 2012	63
Additions for tax positions related to current year	26
Reductions for tax positions as a result of closed examinations	(89)

Balance at December 31, 2013	$—

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

On March 25, 2011, we entered into an office lease agreement through 2014 for approximately 2,667 square feet of office space located in California. On November 7, 2012, we amended this lease to add additional space totaling 2,319 square feet to the existing premises, and extend the term of the lease. The amended lease for the entire space is for a 64-month term, commencing in February 2013.

In connection with these two lease agreements, we received landlord incentives for build out expenses incurred. The incentive or allowance is recorded as deferred rent and amortized as a reduction to rent expense over the initial lease terms.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

At December 31, 2013, future minimum lease payments under non-cancelable operating leases are:

For the years ended December 31,
2014	$712
2015	728
2016	744
2017	760
2018	421

Total	$3,365

Rental expense under operating leases for our office facilities totaled $663,000, $617,000 and $610,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

N. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code to provide retirement and profit sharing benefits covering substantially all full-time employees. Employees are eligible to contribute up to 100% of their gross salary until they reach the maximum annual contribution amount allowed under the Internal Revenue Code. We match $0.50 for every $1.00 contributed by an employee up to 6% of the employee’s salary; the maximum match is 3%. Vesting of our contributions is over a five-year period at 20% per year. Our defined contribution plan expenses were $122,000, $125,000 and $106,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

O. Concentration of Credit Risk

During the year ended December 31, 2013, 2012 and 2011, our top dealer accounted for 13.8%, 4.4% and 3.3%, respectively, of the value of leases originated. The top dealer during this three-year period was a lease broker who represents a number of equipment vendors financing a wide breadth of different equipment segments and operates on a nationwide scope.

MICROFINANCIAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

TimePayment finances a wide variety of products, with water filtration systems representing approximately 25% of the amount financed in its portfolio as of December 31, 2013. No other single product represents more than 10% of the amount financed in its portfolio as of December 31, 2013.

We originate and continue to service contracts in all 50 states, the District of Columbia and Puerto Rico. The concentration of leases in certain states as of the end of each of the past three years, as a percentage of our total portfolio, is reflected below. No other state accounted for more than five percent of such total.

Year Ended December 31,	Florida	California	Texas	New York
2011	13%	11%	8%	9%
2012	13%	12%	8%	8%
2013	13%	12%	9%	8%

P. Subsequent Events

On January 14, 2014, we declared a dividend of $0.07 per share payable on February 14, 2014, to shareholders of record of MicroFinancial Incorporated stock on January 30, 2014.

Since December 31, 2013, we have repurchased a total of 66,552 shares of our common stock under the common stock repurchase program approved in 2010, at an average price per share of $8.07. The total cost of the shares purchased was approximately $537,000. The total number of shares repurchased under this program is 250,000, which represents the total shares authorized to be repurchased.

We have evaluated all events or transactions that occurred through the date on which we issued these financial statements. During this period, we did not have any material subsequent events that impacted our consolidated financial statements other than the declaration of dividends.