Form 10-Q
period 2014-03-31
MICROFINANCIAL INC
filed 2014-05-15
CIK 827230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, 14,417,185 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$2,447	$2,246
Restricted cash	1,618	1,107
Net investment in leases:
Receivables due in installments	211,758	214,628
Estimated residual value	22,618	23,070
Initial direct costs	1,821	1,732
Less:
Advance lease payments and deposits	(2,972)	(3,010)
Unearned income	(57,357)	(58,772)
Allowance for credit losses	(14,565)	(15,379)

Net investment in leases	161,303	162,269

Investment in service contracts, net	2,254	2,058
Investment in rental contracts, net	1,059	1,059
Property and equipment, net	1,360	1,333
Other assets	1,473	2,980

Total assets	$171,514	$173,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$71,145	$72,566
Accounts payable	3,091	2,993
Dividends payable	57	63
Other liabilities	1,957	2,272
Income taxes payable	1,900	—
Deferred income taxes	3,959	6,678

Total liabilities	82,109	84,572

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2014, and December 31, 2013	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,417,185, and 14,435,498 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	144	144
Additional paid-in capital	47,312	47,475
Retained earnings	41,949	40,861

Total stockholders’ equity	89,405	88,480

Total liabilities and stockholders’ equity	$171,514	$173,052

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Income on financing leases	$10,153	$10,204
Rental income	2,716	2,503
Income on service contracts	331	176
Loss and damage waiver fees	1,527	1,441
Service fees and other	971	971

Total revenues	15,698	15,295

Expenses:
Selling, general and administrative	4,820	4,662
Provision for credit losses	5,034	4,881
Depreciation and amortization	1,474	1,305
Interest	668	670

Total expenses	11,996	11,518

Income before provision for income taxes	3,702	3,777
Provision for income taxes	1,590	1,511

Net income	$2,112	$2,266

Net income per common share – basic	$0.15	$0.16

Net income per common share – diluted	$0.14	$0.15

Weighted-average shares:
Basic	14,434,339	14,495,411

Diluted	14,759,188	14,786,580

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

(Unaudited)

			Additional Paid-in Capital		Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balance at December 31, 2012	14,470,219	$145	$47,500	$34,747	$82,392
Stock issued for director compensation	45,792	—	361	—	361
Stock-based compensation	—	—	232	—	232
Shares issued upon vesting of restricted stock units	16,640	—	—	—	—
Repurchase of common stock	(97,153)	(1)	(707)	—	(708)
Excess tax benefits from share-based compensation	—	—	89	—	89
Common stock dividends ($0.25 per share)	—	—	—	(3,649)	(3,649)
Net income	—	—	—	9,763	9,763

Balance at December 31, 2013	14,435,498	144	47,475	40,861	88,480
Stock issued for director compensation	25,310	—	226	—	226
Stock-based compensation	—	—	73	—	73
Shares issued upon vesting of restricted stock units	22,929	—	—	—	—
Repurchase of common stock	(66,552)	—	(536)	—	(536)
Excess tax benefits from share-based compensation	—	—	74	—	74
Common stock dividends ($0.07 per share)	—	—	—	(1,024)	(1,024)
Net income	—	—	—	2,112	2,112

Balance at March 31, 2014	14,417,185	$144	$47,312	$41,949	$89,405

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$34,608	$31,046
Cash paid to suppliers and employees	(6,296)	(6,406)
Cash paid for income taxes	(1,088)	(2,659)
Excess tax benefits from share-based compensation	(74)	—
Interest paid	(601)	(600)

Net cash provided by operating activities	26,549	21,381

Cash flows from investing activities:
Investment in lease and service contracts	(22,278)	(20,064)
Investment in direct costs	(482)	(336)
Investment in property and equipment	(164)	(198)

Net cash used in investing activities	(22,924)	(20,598)

Cash flows from financing activities:
Proceeds from revolving line of credit	33,102	31,600
Repayment of revolving line of credit	(34,523)	(32,727)
(Increase) decrease in restricted cash	(511)	738
Repurchase of common stock	(536)	(112)
Excess tax benefits from share-based compensation	74	—
Payment of dividends	(1,030)	(880)

Net cash used in financing activities	(3,424)	(1,381)

Net change in cash and cash equivalents	201	(598)
Cash and cash equivalents, beginning of period	2,246	3,557

Cash and cash equivalents, end of period	$2,447	$2,959

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,112	$2,266
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(10,153)	(10,204)
Depreciation and amortization	1,474	1,305
Provision for credit losses	5,034	4,881
Recovery of equipment cost and residual value	27,312	24,686
Stock-based compensation expense	73	61
Excess tax benefits from share-based compensation	(74)	—
Decrease in deferred income taxes liability	(2,719)	(1,511)
Changes in assets and liabilities:
Decrease in other assets	1,507	117
Increase (decrease) in accounts payable	324	(622)
(Decrease) increase in other liabilities	(315)	40
Increase in income taxes payable	1,974	362

Net cash provided by operating activities	$26,549	$21,381

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$226	$221
Acquisition of property and equipment through lease incentives	$—	$39
Non-cash transfer of leases to rentals	$1,041	$1,131

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes, including our critical accounting policies, included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

The balance sheet at December 31, 2013, has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

We have no elements of comprehensive income, and therefore a statement of comprehensive income is not necessary for the three months ended March 31, 2014 and 2013.

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

Segment Reporting

We operate in one industry segment that leases and rents microticket equipment and provide other financing services. All of our operations are located in the United States. Accordingly, we believe we have a single reportable segment for disclosure purposes.

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

C.	Allowance for Credit Losses and Credit Quality

The following table reconciles the activity in the allowance for credit losses by subsidiary for the three months ended March 31, 2014 and 2013:

	Microticket equipment
	Three months ended March 31, 2014			Three months ended March 31, 2013
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Beginning balance	$91	$15,288	$15,379	$103	$13,935	$14,038
Charge-offs	(96)	(7,228)	(7,324)	(119)	(5,453)	(5,572)
Recoveries	62	1,414	1,476	52	1,348	1,400
Provisions	12	5,022	5,034	62	4,819	4,881

Ending balance, allowance for credit losses	$69	$14,496	$14,565	$98	$14,649	$14,747

The following table presents the allowance for credit losses and financing receivables by subsidiary as of March 31, 2014, and December 31, 2013, classified according to the impairment evaluation method:

	As of March 31, 2014			As of December 31, 2013
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	69	14,496	14,565	91	15,288	15,379
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, allowance for credit losses	$69	$14,496	$14,565	$91	$15,288	$15,379

Financing receivables:(1)
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	146	175,722	175,868	185	177,463	177,648
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, financing receivables	$146	$175,722	$175,868	$185	$177,463	$177,648

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

The following table presents the aging status of the recorded investment in leases as of March 31, 2014, classified according to the original score granted by our internally-developed proprietary scoring model:

		31 to 60 Days	61 to 90 Days	Over 90 Days		Over 90 Days
	Current	Past Due	Past Due	Past Due	Total	Accruing
LeaseComm	$80	$4	$2	$60	$146	$60

TimePayment
Gold	61,483	2,081	869	2,560	66,993	2,560
Silver	79,131	2,332	2,807	12,480	96,750	12,480
Bronze	8,148	440	536	2,855	11,979	2,855

TimePayment subtotal	148,762	4,853	4,212	17,895	175,722	17,895

Total financing receivables	$148,842	$4,857	$4,214	$17,955	$175,868	$17,955

Percent of total financing receivables	84.6%	2.8%	2.4%	10.2%	100.0%

The following table presents the aging status of the recorded investment in leases as of December 31, 2013, classified according to the original score granted by our internally-developed proprietary scoring model:

		31 to 60 Days	61 to 90 Days	Over 90 Days		Over 90 Days
	Current	Past Due	Past Due	Past Due	Total	Accruing
LeaseComm	$93	$5	$4	$83	$185	$83

TimePayment
Gold	58,769	2,501	902	3,391	65,563	3,391
Silver	81,152	2,933	2,754	13,437	100,276	13,437
Bronze	7,788	493	502	2,841	11,624	2,841

TimePayment subtotal	147,709	5,927	4,158	19,669	177,463	19,669

Total financing receivables	$147,802	$5,932	$4,162	$19,752	$177,648	$19,752

Percent of total financing receivables	83.2%	3.3%	2.4%	11.1%	100%

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

D.	Net Income per Common Share

Net income per common share for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Net income	$2,112	$2,266

Weighted average common shares outstanding	14,434,339	14,495,411
Dilutive effect of common stock options, warrants and restricted stock	324,849	291,169

Shares used in computation of net income per common share - diluted	14,759,188	14,786,580

Net income per common share - basic	$0.15	$0.16

Net income per common share - diluted	$0.14	$0.15

For the three months ended March 31, 2014 and 2013, there were no options excluded from the computation of diluted net income per share because their effect would have been antidilutive.

E.	Dividends

On January 14, 2014, we declared a dividend of $0.07 per share payable on February 14, 2014, to stockholders of record on January 30, 2014.

On January 29, 2013, we declared a dividend of $0.06 per share payable on February 15, 2013, to stockholders of record on February 8, 2013.

F.	Revolving line of credit

We entered into the revolving line of credit in August 2007 with a bank syndicate led by Santander Bank (Santander) based on qualified TimePayment lease receivables. The total commitment under the facility, originally $30 million, has been increased at various times, most recently from $100 million to $150 million in December 2012. The December 2012 amendment also permits further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender under certain conditions. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

We had approximately $71.1 million and $72.6 million outstanding on our revolving line of credit facility at March 31, 2014, and December 31, 2013, respectively. At March 31, 2014, the total commitment under the facility was $150 million, and our available borrowing capacity was approximately $78.9 million, subject to limitations based on lease eligibility and a borrowing base formula. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of March 31, 2014, we were in compliance with all covenants under the revolving line of credit.

The maturity date of our revolving line of credit is December 2016, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six month term loan.

At March 31, 2014, $65.0 million of our loans were LIBOR loans and $6.1 million of our loans were Base Rate Loans. The interest rate on our loans at March 31, 2014, was between 2.83% and 4.00%. At the same date, the qualified lease receivables eligible under the borrowing base computation were approximately $129.7 million.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

G.	Stock-Based Compensation

Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance, all of which had been issued as of December 31, 2013. In May 2012, our stockholders approved our 2012 Equity Incentive Plan, for which we have 750,000 shares of common stock reserved, of which 473,039 shares are unissued as of March 31, 2014.

Non-employee director stock grants

The following table details the stock granted to our non-employee directors under the 2008 and 2012 Plans during the three months ended March 31, 2014 and 2013. These shares were issued as part of our annual director compensation arrangements related to the prior years’ service, and were fully vested on the date of issuance.

Date of Grant	Number of Shares	Fair Value per Share(1)	Fair Value of Grant
January 2014	25,310	$8.89	$226
January 2013	29,205	$7.55	221

(1)	The fair value per share is equal to the closing price of our stock on the date of grant.

Restricted Stock Unit Grants (RSUs)

The following table summarizes our RSU activity for the year ended December 31, 2013, and the three months ended March 31, 2014:

	Number of RSUs	Grant Date Fair Value per Share(1)	Grant Date Fair Value	Fair Value of RSUs at Vesting Date (2)
Unvested RSUs at December 31, 2012	98,575
Granted	45,316	$7.55	$342
Vested	(16,640)			$125

Unvested RSUs at December 31, 2013	127,251
Granted	38,278	$8.89	340
Vested	(22,929)			178

Unvested RSUs at March 31, 2014	142,600

(1)	The grant date fair value per share is equal to the closing price of our stock on the date of grant.
(2)	The fair value of vested RSUs is calculated based on the closing stock price on the vesting date. The fair value of unvested RSUs at March 31, 2014, based on the closing price on that date, was $1.1 million.

In January 2014, the Compensation and Benefits Committee of our Board of Directors granted 38,278 RSUs to our executive officers. The RSUs were valued on the date of grant and the fair value of these awards was $8.89 per share. The issuance consists of two separate tranches. The first tranche is for 24,811 RSUs which vest over five years at 25% annually beginning on the second anniversary of the grant date. The second tranche is for 13,467 RSUs which cliff vest after three years only if management achieves specific performance measures.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Stock Options

Information relating to our outstanding stock options at March 31, 2014, is as follows:

Outstanding and Exercisable Options
Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value
$ 2.30	258,723	4.92	$1,441
$ 5.77	31,923	2.92	67
$ 5.85	142,382	3.83	288

	433,028	4.41	$1,796

As of March 31, 2014, all outstanding options were fully vested and exercisable. There were no options granted, exercised, forfeited, or expired during the year ended December 31, 2013, or the three months ended March 31, 2014.

Compensation Expense

Stock compensation expense recognized during the three months ended March 31, 2014 and 2013, and unrecognized compensation expense as of March 31, 2014, were as follows:

	Three months ended March 31,		Unrecognized Compensation Cost as of
	2014	2013	March 31, 2014
Compensation expense - RSUs	$71	$50	$745
Compensation expense - Options	2	11	—

Total	$73	$61	$745

We expect to recognize the remaining compensation expense over each grant’s vesting period. The remaining weighted average vesting period of these RSUs as of March 31, 2014, is 2.84 years.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Stock Repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we were authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases were permitted to take place in either the open market or through block trades. The repurchase program was funded by our working capital and could have been suspended or discontinued at any time.

During the three months ended March 31, 2014, we repurchased and retired 66,552 shares of our common stock under our stock buyback program at an average price per share of $8.07. The total cost of the shares purchased was approximately $536,000. The total number of shares repurchased under this program as of March 31, 2014, is 250,000, which represents the total shares authorized to be repurchased.

I.	Subsequent Events

We have evaluated all events and transactions that occurred through the date on which we issued these financial statements. Other than the declaration of dividends, we did not have any material subsequent events that impacted our condensed consolidated financial statements.

On April 23, 2014, we declared a dividend of $0.07 payable on May 15, 2014, to shareholders of record on May 5, 2014.

J.	Recent Accounting Pronouncements

There are no new pronouncements identified that had or would have a material effect on our financial reporting.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with our condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We are a specialized commercial/consumer finance company that provides equipment leasing and other financing services, with a primary focus on the “microticket market”. Our portfolio generally consists of business equipment leased or rented primarily to small commercial enterprises.

We derive the majority of our revenues from leases originated and held by us, payments on service and rental contracts and fee income.

We finance the origination of our leases and contracts primarily through cash provided by operating activities and borrowings under our revolving line of credit. We entered into the revolving line of credit in August 2007 with a bank syndicate led by Santander Bank (Santander). The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, when it was increased from $100 million to $150 million. The December 2012 amendment permits further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender under certain conditions. Our borrowing capacity under the facility is subject to a borrowing base calculated by reference to qualified TimePayment lease receivables. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

In a typical lease transaction, we originate a lease through our nationwide network of equipment vendors, independent sales organizations and brokers. Upon our approval of a lease application and verification that the lessee has received the equipment and signed the lease, we pay the dealer for the cost of the equipment, plus the dealer’s profit margin.

Substantially all leases originated or acquired by us are non-cancelable. During the term of the lease, we are scheduled to receive payments sufficient to cover our borrowing costs and the cost of the underlying equipment and to provide us with an appropriate profit. We pass along some of the costs of our leases and contracts by charging late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Collection fees are imposed based on our estimate of the costs of collection. The loss and damage waiver fees are charged if a customer fails to provide proof of insurance and are reasonably related to the cost of replacing the lost or damaged equipment or product. The initial non-cancelable term of the lease is equal to or less than the equipment’s estimated economic life and often provides us with additional revenues based on the residual value of the equipment at the end of the lease. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of approximately 41 months as of March 31, 2014.

We also acquire service contracts under which a homeowner purchases a security system and simultaneously signs a contract with the dealer for the monitoring of that system for a monthly fee. Upon approval of the monitoring application and verification with the homeowner that the system is installed, we purchase the right to the payment stream under the monitoring service contract from the dealer at a negotiated multiple of the monthly payments. In years prior to 2012, our service contract revenue was derived from our LeaseComm portfolio, for which we have not purchased any new security service contracts since 2002. Beginning in the second quarter of 2012, TimePayment began purchasing service contracts.

Operating Data

Dealer funding was $23.0 million for the three months ended March 31, 2014; an increase of $3.0 million or 14.8%, compared to the three months ended March 31, 2013. The increase in origination dollars resulted from an increase in both the number of contracts funded and in the average contract amount. There was a 7.8% increase in the number of contracts funded, and the average contract amount increased from approximately $4,600 in the first quarter of 2013 to $4,900 in the first quarter of 2014. We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values, and gross investment in rental equipment and service contracts decreased from $243.8 million at December 31, 2013, to $240.7 million at March 31, 2014. Net cash provided by operating activities increased by $5.2 million, or 24.2%, to $26.5 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of our consolidated financial position and results of operations. These policies require the application of significant judgment by us and as a result, are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information obtained from dealers and other sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the three months ended March 31, 2014.

Results of Operations - Three months ended March 31, 2014, compared to the three months ended March 31, 2013

Revenues

	Three months ended March 31,
	2014	Change	2013
	(Dollars in thousands)
Revenues:
Income on financing leases	$10,153	(0.5)%	$10,204
Rental income	2,716	8.5%	2,503
Income on service contracts	331	88.1%	176
Loss and damage waiver fees	1,527	6.0%	1,441
Service fees and other	971	0.0%	971

Total revenues	$15,698	2.6%	$15,295

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

Total revenues for the three months ended March 31, 2014, were $15.7 million, an increase of $0.4 million, or 2.6%, from the three months ended March 31, 2013. The overall increase was due to an increase of $0.2 million in rental income, and a $0.2 million increase in service contract income. Income on financing leases was flat for the three months ended March 31, 2014, when compared to the three months ended March 31, 2013. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals, partially offset by the attrition of LeaseComm and TimePayment rental contracts. Beginning in the second quarter of 2012, TimePayment began acquiring service contracts, resulting in an increase in service contract revenue.

Selling, General and Administrative

	Three months ended March 31,
	2014	Change	2013
	(Dollars in thousands)
Selling, general and administrative	$4,820	3.4%	$4,662
As a percent of revenue	30.7%		30.5%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases, rentals and service contracts. SG&A expenses increased by $0.2 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase was primarily driven by increases in compensation-related expenses of $130,000 and bank service charges of $39,000. The number of employees as of March 31, 2014, was 157 compared to 151 as of March 31, 2013.

Provision for Credit Losses

	Three months ended March 31,
	2014	Change	2013
	(Dollars in thousands)
Provision for credit losses	$5,034	3.1%	$4,881
As a percent of revenue	32.1%		31.9%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. Our provision for credit losses increased by $0.2 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, while net charge-offs increased by 40.2% to $5.8 million. The increase in the provision during the first quarter of 2014 was due to an increase in the accounts written off during that period, compared to the first quarter of 2013. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. The allowance as a percentage of the net lease receivables was 9.4% and 9.9% at March 31, 2014, and December 31, 2013, respectively. Net lease receivables consist of receivables due in installments, reduced by unearned income. The decrease in the allowance as a percentage of the net lease receivables reflects improvements in delinquency levels of the lease portfolio, subsequent to the first quarter write-offs.

Depreciation and Amortization

	Three months ended March 31,
	2014	Change	2013
	(Dollars in thousands)
Depreciation - property and equipment	$137	(11.0)%	$154
Depreciation - rental equipment	1,042	(0.6)%	1,048
Amortization - service contracts	295	186.4%	103

Total depreciation and amortization	$1,474	13.0%	$1,305

As a percent of revenue	9.4%		8.5%

Depreciation and amortization expense consists of depreciation on property and equipment and rental equipment, and the amortization of service contracts. Property and equipment are recorded at cost and depreciated over their expected useful lives. Certain rental contracts are originated as a result of the renewal provisions of our lease agreements where at the end of lease term, the customer may elect to continue to rent the leased equipment on a month-to-month basis. The rental equipment is recorded at its residual value and depreciated over a term of 12 months. This term represents the estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed. Terminated contracts include buyouts, returns, and write-offs.

Investments in service contracts are amortized over the expected life of the contract. In the event the contract terminates prior to its expected life, the remaining net book value is expensed.

Depreciation and amortization of property and equipment decreased by $17,000 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as certain assets became fully depreciated. Depreciation expense on rentals was flat for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, as additions to the rental portfolio resulting from completed leases converting to rental were offset by the acceleration of depreciation on rental contracts that were terminated during the period. Amortization expense on service contracts increased by $0.2 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to an increased level of new service contract originations during the remainder of 2013 and the first quarter of 2014. The carrying value of our service contracts increased from $1.1 million at March 31, 2013, to $2.3 million at March 31, 2014.

Interest Expense

	Three months ended March 31,
	2014	Change	2013
	(Dollars in thousands)
Interest	$668	(0.3)%	$670
As a percent of revenue	4.3%		4.4%
Line of credit balance (end of period):	$71,145		$69,254

We pay interest on borrowings under our revolving line of credit. Interest expense decreased by $2,000 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This decrease resulted primarily from lower interest rates on our revolving line of credit, which more than offset the increased level of borrowing on the facility.

Provision for Income Taxes

	Three months ended March 31,
	2014	Change	2013
	(Dollars in thousands)
Provision for income taxes	$1,590	5.2%	$1,511
As a percent of revenue	10.1%		9.9%
As a percent of income before taxes	42.9%		40.0%

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

The provision for income taxes increased by $79,000 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The effective tax rate increased to 42.9% for the three months ended March 31, 2014, compared to 40.0% for the three months ended March 31, 2013, primarily due to the increasing state tax depreciation adjustment in 2014. The increase in the state tax depreciation adjustment was mainly due to the federal bonus depreciation no longer being allowed in 2014. This caused the excess of state tax depreciation over federal tax depreciation.

It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2010, and our state income tax returns are subject to examination for tax years ended on or after December 31, 2009. As of March 31, 2014, there are no open or pending federal or state income tax audits.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, other assets, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. In December 2012, we amended our revolving line of credit which resulted in a reduction of the interest rates being charged on the outstanding balance. We have determined that the fair value of our revolving line of credit at March 31, 2014, and at December 31, 2013, approximates its carrying value.

Exposure to Credit Losses

The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts, and service contracts in our portfolio as of March 31, 2014, and December 31, 2013. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	March 31, 2014		December 31, 2013
	(dollars in thousands)
Current	$181,015	85.4%	$180,419	84.1%
31-60 days past due	5,850	2.8	7,171	3.3
61-90 days past due	4,983	2.4	4,932	2.3
Over 90 days past due	19,910	9.4	22,106	10.3

Gross receivables due in installments	$211,758	100.0%	$214,628	100.0%

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

For the three months ended March 31, 2014 and 2013, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $26.5 million for the three months ended March 31, 2014, compared to $21.4 million for the three months ended March 31, 2013.

We used net cash in investing activities of $22.9 million for the three months ended March 31, 2014, and $20.6 million for the three months ended March 31, 2013. Investing activities primarily relate to the origination of leases with investments in lease and service contracts, direct costs and property and equipment.

Net cash used in financing activities was $3.4 million for the three months ended March 31, 2014, and $1.4 million for the three months ended March 31, 2013. Financing activities primarily consist of the borrowings and repayments on our revolving line of credit and dividend payments. During the first quarter of 2014, we borrowed $33.1 million and repaid $34.5 million on our line of credit. During the same period in 2013, we borrowed $31.6 million and repaid $32.7 million on our line of credit. During the first quarter of 2014, we paid dividends of $1.0 million, compared to $0.9 million during the same period in 2013. In addition, we used $0.5 million and $0.1 million during the first quarters of 2014 and 2013, respectively, to repurchase our common stock.

At March 31, 2014, we had approximately $71.1 million outstanding under our revolving credit facility and had available borrowing capacity of approximately $78.9 million, subject to limitations based on lease eligibility and a borrowing base formula. At March 31, 2014, the qualified lease receivables eligible under the borrowing base computation were approximately $129.7 million.

The maturity date of our revolving line of credit is December 2016, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six-month term loan.

We believe that cash flows from our existing portfolio, cash on hand, available borrowings to the existing credit facility, and additional financing as required will be sufficient to support our operations and lease origination activity in the near term.

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consist of the following as of:

	March 31, 2014				December 31, 2013
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
(Dollars in Thousands)
Revolving credit facility (1)	$71,145	2.83-4.00%	$78,855	$150,000	$72,566	2.74 -4.00%	$77,434	$150,000

(1)	The unused capacity is subject to the borrowing base formula, as described above.

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

At March 31, 2014, $65.0 million of our loans were LIBOR loans and $6.1 million of our loans were Base Rate Loans.

Dividends

During the three months ended March 31, 2014, we declared a dividend of $0.07 per share payable on February 14, 2014, to shareholders of record on January 30, 2014. During the three months ended March 31, 2013, we declared a dividend of $0.06 per share payable on February 15, 2013, to shareholders of record on February 8, 2013.

On April 23, 2014, we declared a dividend of $0.07 per share payable on May 15, 2014, to stockholders of record on May 5, 2014.

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

During the quarter ended March 31, 2014, we repurchased a total of 66,552 shares of our common stock at an average price per share of $8.07. The total cost of the shares purchased was approximately $536,000. See Part II, Item 2 of this Quarterly Report on Form 10-Q for more information.

Since the program’s inception, we have repurchased a total of 250,000 shares of our common stock, which represents the total authorized under this program, at a total cost of approximately $1.6 million.

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

Recent Accounting Pronouncements

There are no new pronouncements identified that had or would have a material effect on our financial reporting.

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

Given the relatively short average life of our leases and contracts, our philosophy is to maintain a blend of fixed and variable interest rate obligations, whenever feasible, in order to limit our interest rate risk. Based on our assessment of current market conditions, we have determined that the cost associated with obtaining fixed rate debt would exceed the benefits associated with mitigating the current interest rate risk. Accordingly, we currently have no fixed-rate obligations: however our variable interest rate obligations under our revolving line of credit are tied to several LIBOR contracts with varying maturity dates ranging from 30 days to 180 days in duration. As of March 31, 2014, we have $71.1 million of outstanding variable interest rate obligations under our revolving line of credit.

Our revolving line of credit bears interest at rates which fluctuate with changes in the prime rate or the LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

We maintain an investment portfolio in accordance with our investment policy guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. We minimize investment risk by limiting the amount invested in any single security and by focusing on conservative investment choices with short terms and high credit quality standards. We do not use derivative financial instruments or invest for speculative trading purposes. There was no investment activity in 2013 or the first quarter of 2014.

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

Internal control over financial reporting

During the first quarter of our fiscal year ending December 31, 2014, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For a discussion of the material risks that we face relating to our business, financial performance and industry, as well as other risks that an investor in our common stock may face, see the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

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

During the quarter ended March 31, 2014, we repurchased and retired shares of our common stock under our stock buyback program. The following table shows details of these repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program
August 10, 2010, to December 31, 2013	183,448	$5.93	183,448	66,552

January 1 to January 31, 2014	—	—	—	66,552
February 1 to February 28, 2014	65,686	$8.07	65,686	866
March 1 to March 31, 2014	866	$8.10	866	—

January 1 to March 31, 2014 Total	66,552	$8.07	66,552

(1)	All repurchases were made pursuant to the repurchase program described above, which was publicly announced in August 2010.

ITEM 6. Exhibits

(a)	Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014, and the twelve months ended December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By:	/s/ Richard F. Latour
President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.
Senior Vice President and Chief Financial Officer

Date: May 15, 2014