Form 10-Q
period 2014-06-30
MICROFINANCIAL INC
filed 2014-08-14
CIK 827230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, 14,433,154 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$2,124	$2,246
Restricted cash	1,771	1,107
Net investment in leases:
Receivables due in installments	216,804	214,628
Estimated residual value	22,620	23,070
Initial direct costs	2,082	1,732
Less:
Advance lease payments and deposits	(2,986)	(3,010)
Unearned income	(58,398)	(58,772)
Allowance for credit losses	(14,483)	(15,379)

Net investment in leases	165,639	162,269

Investment in service contracts, net	2,565	2,058
Investment in rental contracts, net	1,086	1,059
Property and equipment, net	1,775	1,333
Other assets	2,887	2,980

Total assets	$177,847	$173,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$80,243	$72,566
Accounts payable	3,725	2,993
Dividends payable	67	63
Other liabilities	1,826	2,272
Deferred income taxes	1,042	6,678

Total liabilities	86,903	84,572

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2014, and December 31, 2013	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,417,185 and 14,435,498 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	144	144
Additional paid-in capital	47,383	47,475
Retained earnings	43,417	40,861

Total stockholders’ equity	90,944	88,480

Total liabilities and stockholders’ equity	$177,847	$173,052

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Income on financing leases	$10,134	$10,359	$20,287	$20,563
Rental income	2,769	2,682	5,485	5,185
Income on service contracts	364	214	695	390
Loss and damage waiver fees	1,556	1,446	3,083	2,887
Service fees and other	975	973	1,946	1,944

Total revenues	15,798	15,674	31,496	30,969

Expenses:
Selling, general and administrative	5,048	4,841	9,868	9,503
Provision for credit losses	4,391	4,743	9,425	9,624
Depreciation and amortization	1,391	1,310	2,865	2,615
Interest	693	660	1,361	1,330

Total expenses	11,523	11,554	23,519	23,072

Income before provision for income taxes	4,275	4,120	7,977	7,897
Provision for income taxes	1,787	1,654	3,377	3,165

Net income	$2,488	$2,466	$4,600	$4,732

Net income per common share – basic	$0.17	$0.17	$0.32	$0.33

Net income per common share – diluted	$0.17	$0.17	$0.31	$0.32

Weighted-average shares:
Basic	14,417,185	14,478,802	14,425,715	14,487,061

Diluted	14,716,626	14,773,434	14,733,928	14,782,523

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

(Unaudited)

			Additional Paid-in Capital		Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balance at December 31, 2012	14,470,219	$145	$47,500	$34,747	$82,392
Stock issued for director compensation	45,792	—	361	—	361
Stock-based compensation	—	—	232	—	232
Shares issued upon vesting of restricted stock units	16,640	—	—	—	—
Repurchase of common stock	(97,153)	(1)	(707)	—	(708)
Excess tax benefits from share-based compensation	—	—	89	—	89
Common stock dividends ($0.25 per share)	—	—	—	(3,649)	(3,649)
Net income	—	—	—	9,763	9,763

Balance at December 31, 2013	14,435,498	144	47,475	40,861	88,480
Stock issued for director compensation	25,310	—	226	—	226
Stock-based compensation	—	—	144	—	144
Shares issued upon vesting of restricted stock units	22,929	—	—	—	—
Repurchase of common stock	(66,552)	—	(536)	—	(536)
Excess tax benefits from share-based compensation	—	—	74	—	74
Common stock dividends ($0.14 per share)	—	—	—	(2,044)	(2,044)
Net income	—	—	—	4,600	4,600

Balance at June 30, 2014	14,417,185	$144	$47,383	$43,417	$90,944

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$69,772	$63,873
Cash paid to suppliers and employees	(12,561)	(12,106)
Cash paid for income taxes	(8,910)	(5,656)
Excess tax benefits from share-based compensation	(74)	—
Interest paid	(1,212)	(1,198)

Net cash provided by operating activities	47,015	44,913

Cash flows from investing activities:
Investment in lease and service contracts	(49,738)	(43,857)
Investment in direct costs	(1,182)	(718)
Investment in property and equipment	(728)	(225)

Net cash used in investing activities	(51,648)	(44,800)

Cash flows from financing activities:
Proceeds from revolving line of credit	77,713	67,198
Repayment of revolving line of credit	(70,036)	(66,260)
(Increase) decrease in restricted cash	(664)	878
Repurchase of common stock	(536)	(708)
Excess tax benefits from share-based compensation	74	—
Payment of dividends	(2,040)	(1,749)

Net cash provided by (used in) financing activities	4,511	(641)

Net change in cash and cash equivalents	(122)	(528)
Cash and cash equivalents, beginning of period	2,246	3,557

Cash and cash equivalents, end of period	$2,124	$3,029

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,600	$4,732
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(20,287)	(20,563)
Depreciation and amortization	2,865	2,615
Provision for credit losses	9,425	9,624
Recovery of equipment cost and residual value	55,299	51,216
Stock-based compensation expense	144	118
Excess tax benefits from share-based compensation	(74)	—
Decrease in deferred income taxes liability	(5,636)	(2,272)
Changes in assets and liabilities:
Decrease (increase) in other assets	167	(45)
Increase (decrease) in accounts payable	958	(402)
Increase (decrease) in other liabilities	(446)	108
Decrease in income taxes payable	—	(218)

Net cash provided by operating activities	$47,015	$44,913

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$226	$221
Acquisition of property and equipment through lease incentives	$—	$39
Non-cash transfer of leases to rentals	$2,072	$2,147

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes, including our critical accounting policies, included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

The balance sheet at December 31, 2013, has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

We have no elements of comprehensive income, and therefore a statement of comprehensive income is not necessary for the three and six months ended June 30, 2014 and 2013.

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

Segment Reporting

We operate in one industry segment that leases and rents microticket equipment and provides other financing services. We typically fund contracts that range from $500 to $25,000, with an average transaction of approximately $4,000 to $6,000. All of our operations are located in the United States. Accordingly, we believe we have a single reportable segment for disclosure purposes.

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

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Financial instruments that subject us to concentrations of credit risk principally consist of cash equivalents and deposits in bank accounts. We deposit our cash and invest in short-term investments primarily through national commercial banks. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) are exposed to loss in the event of nonperformance by the institution. The Company regularly maintains cash deposits in excess of the FDIC insurance coverage. However, we have not experienced any losses in such accounts.

C.	Allowance for Credit Losses and Credit Quality

The following table reconciles the activity in the allowance for credit losses by subsidiary for the three months ended June 30, 2014 and 2013:

	Microticket equipment
	Three months ended June 30, 2014			Three months ended June 30, 2013
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Beginning balance	$69	$14,496	$14,565	$98	$14,649	$14,747
Charge-offs	(54)	(6,126)	(6,180)	(51)	(5,555)	(5,606)
Recoveries	58	1,649	1,707	37	1,655	1,692
Provisions	(2)	4,393	4,391	24	4,719	4,743

Ending balance, allowance for credit losses	$71	$14,412	$14,483	$108	$15,468	$15,576

The following table reconciles the activity in the allowance for credit losses by subsidiary for the six months ended June 30, 2014 and 2013:

	Microticket equipment
	Six months ended June 30, 2014			Six months ended June 30, 2013
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Beginning balance	$91	$15,288	$15,379	$103	$13,935	$14,038
Charge-offs	(150)	(13,354)	(13,504)	(170)	(11,008)	(11,178)
Recoveries	120	3,063	3,183	89	3,003	3,092
Provisions	10	9,415	9,425	86	9,538	9,624

Ending balance, allowance for credit losses	$71	$14,412	$14,483	$108	$15,468	$15,576

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

The following table presents the allowance for credit losses and financing receivables by subsidiary as of June 30, 2014, and December 31, 2013, classified according to the impairment evaluation method:

	As of June 30, 2014			As of December 31, 2013
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	71	14,412	14,483	91	15,288	15,379
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, allowance for credit losses	$71	$14,412	$14,483	$91	$15,288	$15,379

Financing receivables:(1)
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	154	179,968	180,122	185	177,463	177,648
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance, financing receivables	$154	$179,968	$180,122	$185	$177,463	$177,648

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.

The following table presents the aging status of the recorded investment in leases as of June 30, 2014, classified according to the original score granted by our internally-developed proprietary scoring model:

	Current	31 to 60 Days Past Due	61 to 90 Days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
LeaseComm	$82	$2	$3	$67	$154	$67

TimePayment
Gold	65,989	2,116	814	2,018	70,937	2,018
Silver	78,947	2,337	2,535	12,309	96,128	12,309
Bronze	8,774	638	526	2,965	12,903	2,965

TimePayment subtotal	153,710	5,091	3,875	17,292	179,968	17,292

Total financing receivables	$153,792	$5,093	$3,878	$17,359	$180,122	$17,359

Percent of total financing receivables	85.4%	2.8%	2.2%	9.6%	100.0%

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

The following table presents the aging status of the recorded investment in leases as of December 31, 2013, classified according to the original score granted by our internally-developed proprietary scoring model:

	Current	31 to 60 Days Past Due	61 to 90 Days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
LeaseComm	$93	$5	$4	$83	$185	$83

TimePayment
Gold	58,769	2,501	902	3,391	65,563	3,391
Silver	81,152	2,933	2,754	13,437	100,276	13,437
Bronze	7,788	493	502	2,841	11,624	2,841

TimePayment subtotal	147,709	5,927	4,158	19,669	177,463	19,669

Total financing receivables	$147,802	$5,932	$4,162	$19,752	$177,648	$19,752

Percent of total financing receivables	83.2%	3.3%	2.4%	11.1%	100%

D.	Net Income per Common Share

Net income per common share for the three and six months ended June 30, 2014 and 2013, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,488	$2,466	$4,600	$4,732

Weighted average common shares outstanding	14,417,185	14,478,802	14,425,715	14,487,061
Dilutive effect of common stock options, warrants and restricted stock	299,441	294,632	308,213	295,462

Shares used in computation of net income per common share - diluted	14,716,626	14,773,434	14,733,928	14,782,523

Net income per common share - basic	$0.17	$0.17	$0.32	$0.33

Net income per common share - diluted	$0.17	$0.17	$0.31	$0.32

For the three and six month periods ended June 30, 2014, there were 24,811 options excluded from the computation of diluted net income per share because their effect would have been antidilutive. There were no options excluded from the computation of diluted net income per share for the three and six month periods ended June 30, 2013.

E.	Dividends

2014
Date Declared	Record Date	Payment Date	Dividend per Share
January 14, 2014	January 30, 2014	February 14, 2014	$0.07
April 23, 2014	May 5, 2014	May 15, 2014	0.07

Total			$0.14

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

We had approximately $80.2 million and $72.6 million outstanding on our revolving line of credit facility at June 30, 2014, and December 31, 2013, respectively. At June 30, 2014, the total commitment under the facility was $150 million, and our available borrowing capacity was approximately $69.8 million, subject to limitations based on lease eligibility and a borrowing base formula. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of June 30, 2014, we were in compliance with all covenants under the revolving line of credit.

The maturity date of our revolving line of credit is December 2016, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six month term loan.

At June 30, 2014, $70.0 million of our loans were LIBOR loans and $10.2 million of our loans were Base Rate Loans. The interest rate on our loans at June 30, 2014, was between 2.65% and 4.00%. At the same date, the qualified lease receivables eligible under the borrowing base computation were approximately $133.1 million.

G.	Stock-Based Compensation

Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance, all of which had been issued as of December 31, 2013. In May 2012, our stockholders approved our 2012 Equity Incentive Plan, for which we have 750,000 shares of common stock reserved, of which 473,039 shares are unissued as of June 30, 2014.

Non-employee director stock grants

The following table details the stock granted to our non-employee directors under the 2008 and 2012 Plans during the six months ended June 30, 2014 and 2013. These shares were issued as part of our annual director compensation arrangements related to the prior years’ service, and were fully vested on the date of issuance.

Date of Grant	Number of Shares	Fair Value per Share(1)	Fair Value of Grant
January 2014	25,310	$8.89	$226
January 2013	29,205	$7.55	221

(1)	The fair value per share is equal to the closing price of our stock on the date of grant.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Restricted Stock Unit Grants (RSUs)

The following table summarizes our RSU activity for the year ended December 31, 2013, and the six months ended June 30, 2014:

	Number of RSUs	Grant Date Fair Value per Share(1)	Grant Date Fair Value	Fair Value of RSUs at Vesting Date (2)
Unvested RSUs at December 31, 2012	98,575
Granted	45,316	$7.55	$342
Vested	(16,640)			$125

Unvested RSUs at December 31, 2013	127,251
Granted	38,278	$8.89	$340
Vested	(22,929)			$178

Unvested RSUs at June 30, 2014	142,600

(1)	The grant date fair value per share is equal to the closing price of our stock on the date of grant.
(2)	The fair value of vested RSUs is calculated based on the closing stock price on the vesting date. The fair value of unvested RSUs at June 30, 2014, based on the closing price on that date, was $1.1 million.

In January 2014, the Compensation and Benefits Committee of our Board of Directors granted 38,278 RSUs to our executive officers. The RSUs were valued on the date of grant and the fair value of these awards was $8.89 per share. The issuance consisted of two separate tranches. The first tranche was for 24,811 RSUs which vest over five years at 25% annually beginning on the second anniversary of the grant date. The second tranche was for 13,467 RSUs which cliff vest after three years only if management achieves specific performance measures.

In January 2013, the Compensation and Benefits Committee of our Board of Directors granted 45,316 RSUs to our executive officers. The RSUs were valued on the date of grant and the fair value of these awards was $7.55 per share. The issuance consisted of three separate tranches. The first tranche was for 28,643 RSUs which vest over five years at 25% annually beginning on the second anniversary of the grant date. The second tranche was for 15,548 RSUs which cliff vest after three years only if management achieves specific performance measures. The third tranche was for 1,125 RSUs which vest over five years at 25% annually, beginning on the second anniversary of the grant date, and represented payment related to 2012 incentive bonus compensation exceeding targets.

Stock Options

Information relating to our outstanding stock options at June 30, 2014, is as follows:

Outstanding and Exercisable Options
Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value
$2.30	258,723	4.59	$1,405
$5.77	31,923	2.65	62
$5.85	142,382	3.60	268

	433,028	4.12	$1,735

As of June 30, 2014, all outstanding options were fully vested and exercisable. There were no options granted, exercised, forfeited, or expired during the year ended December 31, 2013, or the six months ended June 30, 2014.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

Compensation Expense

Stock compensation expense recognized during the three and six months ended June 30, 2014 and 2013, and unrecognized compensation expense as of June 30, 2014, were as follows:

	Three months ended June 30,		Six months ended June 30,		Unrecognized Compensation Cost as of June 30,
	2014	2013	2014	2013	2014
Compensation expense
RSUs	$71	$50	$2	$18	$675
Options	—	7	142	100	—

Total	$71	$57	$144	$118	$675

We expect to recognize the remaining compensation expense over each grant’s vesting period. The remaining weighted average vesting period of these RSUs as of June 30, 2014, is 2.59 years.

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

Stock Repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we were authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases were permitted to take place in either the open market or through block trades. The repurchase program was funded by our working capital.

During the six months ended June 30, 2014, we repurchased and retired 66,552 shares of our common stock under this program at an average price per share of $8.07. The total cost of the shares purchased was approximately $536,000. The total number of shares repurchased under this program as of June 30, 2014, was 250,000, which represents the total shares authorized to be repurchased.

MICROFINANCIAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except percentages, share and per share data)

I.	Subsequent Events

We have evaluated all events and transactions that occurred through the date on which we issued these financial statements. Other than as noted below, we did not have any material subsequent events that impacted our condensed consolidated financial statements.

On July 23, 2014, we declared a dividend of $0.07 payable on August 14, 2014, to shareholders of record on August 4, 2014.

On July 24, 2014, the Board of Directors authorized a new common stock repurchase program under which we are authorized to repurchase up to 250,000 shares of our common stock from time to time. We may repurchase our common stock in open market purchases or in privately negotiated transactions. We will determine the timing and amount of any shares repurchased based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. The repurchase program will be funded by our working capital.

We were recently notified by the Internal Revenue Service that the Company has been selected for an audit of its 2012 federal income tax return. While we do not anticipate any material adjustments resulting from the audit at this time, we are unable to fully assess the risks and exposure at this early stage of the audit.

J.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update Number 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. We are still evaluating the potential impact of this Update on our results of operations.

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

Overview

We are a specialized commercial/consumer finance company that provides equipment leasing and other financing services, with a primary focus on the “microticket market”. Our portfolio generally consists of business equipment leased or rented primarily to small commercial enterprises. We typically fund contracts that range from $500 to $25,000, with an average transaction amount of approximately $4,000 to $6,000. Initial terms of the leases in our portfolio generally range from 12 to 60 months, with an average initial term of approximately 44 months.

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

We finance the origination of our leases and contracts primarily through cash provided by operating activities and borrowings under our revolving line of credit. We entered into the revolving line of credit in August 2007 with a bank syndicate led by Santander. The total commitment under the facility, originally $30 million, has been increased at various times, most recently in December 2012, when it was increased from $100 million to $150 million. The December 2012 amendment permits further increases in the total commitment under an accordion feature, to $175 million, with the agreement of the Agent and, as applicable, a new or existing Lender under certain conditions. Our borrowing capacity under the facility is subject to a borrowing base calculated by reference to qualified TimePayment lease receivables. Outstanding borrowings are collateralized by eligible lease contracts and a security interest in all of our other assets.

Operating Data

Dealer funding was $27.8 million and $50.8 million for the three and six months ended June 30, 2014, respectively; compared to $23.9 million and $43.9 million for the comparable periods in 2013. This represents an increase of $6.9 million, or 15.6%, over the comparable six month period. The increase in origination dollars resulted from a 17.1% increase in the number of contracts funded during the first six months of 2014 compared to the same period in 2013. The average contract amount funded was approximately $4,900 during both periods.

We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values and investment in rental equipment and service contracts increased from $243.8 million at December 31, 2013, to $246.3 million at June 30, 2014. Net cash provided by operating activities increased by $2.1 million, or 4.7% to $47.0 million during the six months ended June 30, 2014, as compared to the equivalent period in 2013.

Critical Accounting Policies

Our significant accounting policies are described in Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of our consolidated financial position and results of operations. These policies require the application of significant judgment by us and as a result, are subject to an inherent degree of uncertainty. In applying these policies, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information obtained from dealers and other sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the six months ended June 30, 2014.

Results of Operations - Three months ended June 30, 2014, compared to the three months ended June 30, 2013

Revenues

	Three months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Revenues:
Income on financing leases	$10,134	(2.2)%	$10,359
Rental income	2,769	3.2%	2,682
Income on service contracts	364	70.1%	214
Loss and damage waiver fees	1,556	7.6%	1,446
Service fees and other	975	0.2%	973

Total revenues	$15,798	0.8%	$15,674

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

Total revenues for the three months ended June 30, 2014, were $15.8 million, an increase of $0.1 million, or 0.8%, from the three months ended June 30, 2013. The overall increase was due to a $0.2 million increase in service contract revenue and a $0.1 million increase in fees and other income, partially offset by a $0.2 million decrease in revenue from leases. The increase in service contract income is due to growth in service contract originations. The decrease in lease revenue is attributed to slightly lower yields, combined with higher direct origination costs. Our direct origination costs have increased due to commission programs and other marketing costs associated with growing our lease portfolio. Our lease yields are impacted by the mix in our portfolio. The following table reflects the change in the mix by comparing our recorded investment in leases as of June 30, 2014, to the investment in leases as of June 30, 2013, classified according to the original score granted by our internally-developed proprietary scoring model:

	Investment in Leases as of June 30,
	2014		Change		2013
	Amount	%	Amount	%	Amount	%
TimePayment
Gold	$70,937	39.4%	$8,733	4.2%	$62,204	35.2%
Silver	96,128	53.4%	(7,559)	(5.3%)	103,687	58.7%
Bronze	12,903	7.1%	2,340	1.1%	10,563	6.0%

TimePayment subtotal	179,968	99.9%	3,514	0.0%	176,454	99.9%
LeaseComm	154	0.1%	(89)	0.0%	243	0.1%

Total financing Receivables	$180,122	100.0%	$3,425	0.0%	$176,697	100.0%

Our risk-based scoring model results in higher yields as risk increases. Yields decrease as the initial credit scores for lease originations improve.

Selling, General and Administrative Expenses

	Three months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Selling, general and administrative	$5,048	4.3%	$4,841
As a percent of revenue	32.0%		30.9%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $0.2 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase was primarily driven by increases in compensation-related expenses of $145,000 and increases in legal expenses of $60,000. The number of employees as of June 30, 2014, was 166 compared to 156 as of June 30, 2013.

Provision for Credit Losses

	Three months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Provision for credit losses	$4,391	(7.4)%	$4,743
As a percent of revenue	27.8%		30.3%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. Our provision for credit losses decreased by $0.4 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease in the provision during the second quarter of 2014 was due to an improvement in the delinquency levels of the lease portfolio. As of June 30, 2013, 11.7% of our investment in leases was over 90 days past due. As of June 30, 2014, 9.6% of our investment in leases was over 90 days past due. See Note C to our Unaudited Condensed Consolidated Financial Statements for further information regarding the provision for credit losses.

Depreciation and Amortization

	Three months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Depreciation - property and equipment	$150	(4.5)%	$157
Depreciation - rental equipment	1,003	(3.8)%	1,043
Amortization - service contracts	238	116.4%	110

Total depreciation and amortization	$1,391	6.2%	$1,310

As a percent of revenue	8.8%		8.4%

Depreciation and amortization expense consists of depreciation on property and equipment and rental equipment, and the amortization of service contracts. Property and equipment are recorded at cost and depreciated over their expected useful lives. Most of our rental contracts are originated as a result of the renewal provisions of our lease agreements where at the end of lease term, the customer has elected to continue to rent the leased equipment on a month-to-month basis. The rental equipment is recorded at its residual value and depreciated over a term of 12 months. This term represents the estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed. Terminated contracts include buyouts, returns, and write-offs.

Investments in service contracts are amortized over the expected life of the contract. In the event the contract terminates prior to its expected life, the remaining net book value is expensed.

Depreciation and amortization of property and equipment decreased by $7,000 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, as certain assets became fully depreciated. Depreciation expense on rentals decreased by $40,000 for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Additions to the rental portfolio resulting from completed leases converting to rental are offset by the acceleration of depreciation on rental contracts that are terminated during the period. There were fewer rental contracts terminated during the second quarter of 2014 compared to the second quarter of 2013, resulting in a decrease in rental equipment depreciation for the period. Amortization expense on service contracts increased by $0.1 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to an increased level of new service contract originations during the remainder of 2013 and the first half of 2014. The carrying value of our service contracts increased from $1.4 million at June 30, 2013, to $2.6 million at June 30, 2014.

Interest Expense

	Three months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Interest	$693	5.0%	$660
As a percent of revenue	4.4%		4.2%
Line of credit balance (end of period):	$80,243		$71,318

We pay interest on borrowings under our revolving line of credit. Interest expense increased by $33,000 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This increase resulted primarily from the increased level of borrowing on our revolving line of credit, partially offset by lower interest rates.

Provision for Income Taxes

	Three months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Provision for income taxes	$1,787	8.0%	$1,654
As a percent of revenue	11.3%		10.6%
As a percent of income before taxes	41.8%		40.1%

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

The provision for income taxes increased by $0.1 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This increase resulted from an increase in our 2014 estimated effective tax rate, along with the $155,000 increase in income before taxes for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The effective tax rate increased to 41.8% for the three months ended June 30, 2014, compared to 40.1% for the three months ended June 30, 2013, primarily due to an increase in the effective state tax rate resulting from the expiration of the Federal bonus tax depreciation regulations at the end of 2013.

It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.

Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2010, and our state income tax returns are subject to examination for tax years ended on or after December 31, 2009. We were recently notified by the Internal Revenue Service that the Company has been selected for an audit of its 2012 federal income tax return. While we do not anticipate any material adjustments resulting from the audit at this time, we are unable to fully assess the risks and exposure at this early stage of the audit.

Results of Operations - Six months ended June 30, 2014, compared to the six months ended June 30, 2013

Revenues

	Six months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Revenues:
Income on financing leases	$20,287	(1.3)%	$20,563
Rental income	5,485	5.8%	5,185
Income on service contracts	695	78.2%	390
Loss and damage waiver fees	3,083	6.8%	2,887
Service fees and other	1,946	0.1%	1,944

Total revenues	$31,496	1.7%	$30,969

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

Total revenues for the six months ended June 30, 2014, were $31.5 million, an increase of $0.5 million, or 1.7%, from the six months ended June 30, 2013. The overall increase was due to a $0.3 million increase in rental income, a $0.3 million increase in service contract revenue, and a $0.2 million increase in fees and other income, partially offset by a $0.3 million decrease in income on financing leases. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals, partially offset by the attrition of LeaseComm and TimePayment rental contracts. Beginning in the first second quarter of 2012, TimePayment began acquiring service contracts resulting in an increase in service contract revenue. The decrease in lease revenue is attributed to slightly lower yields, combined with higher direct origination costs. Our risk-based scoring model results in higher yields as risk increases. Yields decrease as the initial credit scores for lease originations improve. (See the comparison of our recorded investment in leases shown above.) Our direct origination costs have increased due to commission programs and other marketing costs associated with growing our lease portfolio.

Selling, General and Administrative Expenses

	Six months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Selling, general and administrative	$9,868	3.8%	$9,503
As a percent of revenue	31.3%		30.7%

Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $0.4 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase was primarily driven by increases in compensation-related expenses and bank servicing fees. The number of employees as of June 30, 2014, was 166 compared to 156 as of June 30, 2013.

Provision for Credit Losses

	Six months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Provision for credit losses	$9,425	(2.1)%	$9,624
As a percent of revenue	29.9%		31.1%

We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. The provision was based on providing a general allowance on contracts funded during the period and our analysis of actual and expected losses in our portfolio. Our provision for credit losses decreased by $0.2 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease in the provision during the second quarter of 2014 was due to an improvement in the delinquency levels of the lease portfolio. As of June 30, 2013, 11.7% of our investment in leases was over 90 days past due. As of June 30, 2014, 9.6% of our investment in leases was over 90 days past due. See Note C to our Unaudited Condensed Consolidated Financial Statements for further information regarding the provision for credit losses.

Depreciation and Amortization

	Six months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Depreciation - property and equipment	$287	(7.4)%	$310
Depreciation - rental equipment	2,045	(2.2)%	2,092
Amortization - service contracts	533	150.2%	213

Total depreciation and amortization	$2,865	9.6%	$2,615

As a percent of revenue	9.1%		8.4%

Depreciation and amortization expense consists of depreciation on property and equipment and rental equipment, and the amortization of service contracts. Property and equipment are recorded at cost and depreciated over their expected useful lives. Most of our rental contracts are originated as a result of the renewal provisions of our lease agreements where at the end of lease term, the customer has elected to continue to rent the leased equipment on a month-to-month basis. The rental equipment is recorded at its residual value and depreciated over a term of 12 months. This term represents the estimated life of a previously leased piece of equipment and is based upon our historical experience. In the event the contract terminates prior to the end of the 12 month period, the remaining net book value is expensed. Terminated contracts include buyouts, returns, and write-offs.

Investments in service contracts are amortized over the expected life of the contract. In the event the contract terminates prior to its expected life, the remaining net book value is expensed.

Depreciation and amortization of property and equipment decreased by $23,000 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, as certain assets became fully depreciated. Depreciation expense on rentals decreased by $47,000 for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Additions to the rental portfolio resulting from completed leases converting to rental are offset by the acceleration of depreciation on rental contracts that are terminated during the period. There were fewer rental contracts terminated during the first half of 2014 compared to the first half of 2013, resulting in a decrease in rental equipment depreciation for the period. Amortization expense on service contracts increased by $0.3 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to an increased level of new service contract originations during the remainder of 2013 and the first half of 2014. The net investment in service contracts increased from $1.4 million at June 30, 2013, to $2.6 million at June 30, 2014.

Interest Expense

	Six months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Interest	1,361	2.3%	$1,330
As a percent of revenue	4.3%		4.3%
Line of credit balance (end of period):	$80,243		$71,318

We pay interest on borrowings under our revolving line of credit. Interest expense increased by $31,000 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This increase resulted primarily from our increased level of borrowing on our revolving line of credit, partially offset by lower interest rates.

Provision for Income Taxes

	Six months ended June 30,
	2014	Change	2013
	(Dollars in thousands)
Provision for income taxes	$3,377	6.7%	$3,165
As a percent of revenue	10.7%		10.2%
As a percent of income before taxes	42.3%		40.1%

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

The provision for income taxes increased by $0.2 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This increase resulted from an increase in our 2014 estimated effective tax rate along with the $80,000 increase in income before taxes for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The effective tax rate increased to 42.3% for the six months ended June 30, 2014, compared to 40.1% for the six months ended June 30, 2013, primarily due to an increase in the effective state tax rate resulting from the expiration of the Federal bonus tax depreciation regulations at the end of 2013.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. In December 2012, we amended our revolving line of credit which resulted in a reduction of the interest rates being charged on the outstanding balance. We have determined that the fair value of our revolving line of credit at June 30, 2014, and at December 31, 2013, approximates its carrying value.

Exposure to Credit Losses

The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts, and service contracts in our portfolio as of June 30, 2014, and December 31, 2013. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	June 30, 2014		December 31, 2013
	(dollars in thousands)
Current	$186,887	86.2%	$180,419	84.1%
31-60 days past due	6,261	2.9	7,171	3.3
61-90 days past due	4,544	2.1	4,932	2.3
Over 90 days past due	19,112	8.8	22,106	10.3

Gross receivables due in installments	$216,804	100.0%	$214,628	100.0%

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

For the six months ended June 30, 2014 and 2013, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $47.0 million for the six months ended June 30, 2014, compared to $44.9 million for the six months ended June 30, 2013. The $2.1 million increase in cash from operations related primarily to a $5.9 million increase in cash received from customers. This increase was partially offset by an increase of $3.3 million in cash paid for taxes and an increase of $0.5 million paid to suppliers and employees.

We used net cash in investing activities of $51.6 million for the six months ended June 30, 2014, and $44.8 million for the six months ended June 30, 2013. Investing activities primarily related to the origination of leases with investments in lease and service contracts, direct costs and property and equipment.

Net cash provided by financing activities was $4.5 million for the six months ended June 30, 2014, and net cash used in financing activities was $0.6 million for the six months ended June 30, 2013. Financing activities primarily consist of the borrowings and repayments on our revolving line of credit and dividend payments. During the first six months of 2014, we borrowed $77.7 million and repaid $70.0 million on our line of credit. During the same period in 2013, we borrowed $67.2 million and repaid $66.3 million on our line of credit. During the first six months of 2014, we paid dividends of $2.0 million, compared to $1.7 million during the same period in 2013. In addition, we used $0.5 million and $0.7 million during the first six months of 2014 and 2013, respectively, to repurchase our common stock.

At June 30, 2014, we had approximately $80.2 million outstanding under our $150 million revolving credit facility. Our ability to borrow under the line of credit is subject to limitations based on lease eligibility and a borrowing base formula. At June 30, 2014, the qualified lease receivables eligible under the borrowing base computation were approximately $133.1 million, compared to actual borrowings of $80.2 million. As of June 30, 2014, an additional $52.9 million was available to borrow based on eligible lease receivables.

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

Borrowings

We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consisted of the following as of the dates indicated:

	June 30, 2014				December 31, 2013
				Maximum				Maximum
	Amounts	Interest	Unused	Facility	Amounts	Interest	Unused	Facility
	Outstanding	Rate	Capacity	Amount	Outstanding	Rate	Capacity	Amount
(Dollars in Thousands)
Revolving credit facility (1)	$80,243	2.65-4.00%	$69,757	$150,000	$72,566	2.74 -4.00%	$77,434	$150,000

(1)	The unused capacity is subject to the borrowing base formula, as described above.

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

At June 30, 2014, $70.0 million of our loans were LIBOR loans and $10.2 million of our loans were Base Rate Loans. The Base Rate is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%.

Dividends

Dividends declared and paid or payable were as follows:

2014
Date Declared	Record Date	Payment Date	Dividend per Share
January 14, 2014	January 30, 2014	February 14, 2014	$0.07
April 23, 2014	May 5, 2014	May 15, 2014	0.07
July 23, 2014	August 4, 2014	August 14, 2014	0.07

Total			$0.21

2013
Date Declared	Record Date	Payment Date	Dividend per Share
January 29, 2013	February 8, 2013	February 15, 2013	$0.06
April 23, 2013	May 3, 2013	May 15, 2013	0.06
July 17, 2013	July 30, 2013	August 15, 2013	0.06

Total			$0.18

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

Share repurchases

On August 10, 2010, our Board of Directors approved a common stock repurchase program under which we were authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases were allowed to take place in either the open market or through block trades. The repurchase program was funded by our working capital. During the first quarter of 2014, we repurchased a total of 66,552 shares of our common stock at an average price per share of $8.07. The total cost of the shares purchased was approximately $536,000. Since the program’s inception, we have repurchased a total of 250,000 shares of our common stock, which represents the total authorized under this program, at a total cost of approximately $1.6 million.

On July 24, 2014, the Board of Directors again authorized a common stock repurchase program under which we are authorized to repurchase up to 250,000 shares of our common stock from time to time. We may repurchase our common stock in open market purchases or in privately negotiated transactions. We will determine the timing and amount of any shares repurchased based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. The repurchase program will be funded by our working capital.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update Number 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. We are still evaluating the potential impact of this Update on our results of operations.

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

Given the relatively short average life of our leases and contracts, our philosophy is to maintain a blend of fixed and variable interest rate obligations, whenever feasible, in order to limit our interest rate risk. Based on our assessment of current market conditions, we have determined that the cost associated with obtaining fixed rate debt would exceed the benefits associated with mitigating the current interest rate risk. Accordingly, we currently have no fixed-rate obligations; however our variable interest rate obligations under our revolving line of credit are tied to several LIBOR contracts with varying maturity dates ranging from 30 days to 180 days in duration. As of June 30, 2014, we have $80.2 million of outstanding variable interest rate obligations under our revolving line of credit.

Our revolving line of credit bears interest at rates which fluctuate with changes in the Prime Rate or the LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.

We maintain an investment portfolio in accordance with our investment policy guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. We minimize investment risk by limiting the amount invested in any single security and by focusing on conservative investment choices with short terms and high credit quality standards. We do not use derivative financial instruments or invest for speculative trading purposes. There was no investment activity during 2013 or the first six months of 2014.

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

Internal control over financial reporting

During the second quarter of our fiscal year ending December 31, 2014, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)	Exhibits index

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, No. 333-56639, filed with the Securities and Exchange Commission on June 9, 1998).

3.2	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014, and the twelve months ended December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated

By:	/s/ Richard F. Latour
President and Chief Executive Officer

By:	/s/ James R. Jackson Jr.
Senior Vice President and Chief Financial Officer

Date: August 14, 2014