Form 10-Q
period 2014-09-30
MICROFINANCIAL INC
filed 2014-11-14
CIK 827230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File No. 1-14771
   ___________________________
MICROFINANCIAL INCORPORATED
(Exact name of registrant as specified in its charter)
  ___________________________

Massachusetts	04-2962824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16 New England Executive Park, Suite 200, Burlington, MA 01803
(Address of principal executive offices)
(781) 994-4800
(Registrant’s telephone number, including area code)
  ___________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 7, 2014, 14,433,154 shares of the registrant’s common stock were outstanding.

MICROFINANCIAL INCORPORATED

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$1,271	$2,246
Restricted cash	1,604	1,107
Net investment in leases:
Receivables due in installments	224,844	214,628
Estimated residual value	22,821	23,070
Initial direct costs	2,415	1,732
Less:
Advance lease payments and deposits	(2,974)	(3,010)
Unearned income	(60,536)	(58,772)
Allowance for credit losses	(14,857)	(15,379)
Net investment in leases	171,713	162,269

Investment in service contracts, net	2,862	2,058
Investment in rental contracts, net	961	1,059
Property and equipment, net	1,698	1,333
Other assets	2,207	2,980
Deferred income taxes, net	1,604	—
Total assets	$183,920	$173,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$85,526	$72,566
Accounts payable	3,629	2,993
Dividends payable	77	63
Other liabilities	1,684	2,272
Deferred income taxes	—	6,678
Total liabilities	90,916	84,572
Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2014, and December 31, 2013	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,433,154 and 14,435,498 shares issued and outstanding at September 30, 2014, and December 31, 2013	144	144
Additional paid-in capital	47,576	47,475
Retained earnings	45,284	40,861
Total stockholders’ equity	93,004	88,480
Total liabilities and stockholders’ equity	$183,920	$173,052
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Income on financing leases	$10,463	$10,303	$30,750	$30,866
Rental income	2,741	2,660	8,226	7,845
Income on service contracts	413	250	1,108	640
Loss and damage waiver fees	1,616	1,474	4,699	4,361
Service fees and other	1,002	1,056	2,948	3,000
Total revenues	16,235	15,743	47,731	46,712
Expenses:
Selling, general and administrative	4,862	4,618	14,730	14,121
Provision for credit losses	4,318	4,790	13,743	14,414
Depreciation and amortization	1,454	1,355	4,319	3,970
Interest	750	679	2,111	2,009
Total expenses	11,384	11,442	34,903	34,514
Income before provision for income taxes	4,851	4,301	12,828	12,198
Provision for income taxes	1,964	1,721	5,341	4,886
Net income	$2,887	$2,580	$7,487	$7,312

Net income per common share – basic	$0.20	$0.18	$0.52	$0.51
Net income per common share – diluted	$0.20	$0.18	$0.51	$0.49
Weighted-average shares:
Basic	14,431,592	14,433,695	14,427,695	14,469,077
Diluted	14,735,988	14,744,158	14,738,190	14,773,263
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	14,470,219	$145	$47,500	$34,747	$82,392
Stock issued for director compensation	45,792	—	361	—	361
Stock-based compensation	—	—	232	—	232
Shares issued upon vesting of restricted stock units	16,640	—	—	—	—
Repurchase of common stock	(97,153)	(1)	(707)	—	(708)
Excess tax benefits from share-based compensation	—	—	89	—	89
Common stock dividends ($0.25 per share)	—	—	—	(3,649)	(3,649)
Net income	—	—	—	9,763	9,763
Balance at December 31, 2013	14,435,498	144	47,475	40,861	88,480
Stock issued for director compensation	41,279	—	348		348
Stock-based compensation	—	—	215		215
Shares issued upon vesting of restricted stock units	22,929	—	—		—
Repurchase of common stock	(66,552)	—	(536)		(536)
Excess tax benefits from share-based compensation	—	—	74		74
Common stock dividends ($0.21 per share)	—	—	—	(3,064)	(3,064)
Net income	—	—	—	7,487	7,487
Balance at September 30, 2014	14,433,154	$144	$47,576	$45,284	$93,004
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICROFINANCIAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$105,835	$97,886
Cash paid to suppliers and employees	(18,876)	(18,212)
Cash paid for income taxes	(13,020)	(8,660)
Excess tax benefits from share-based compensation	(74)	—
Interest paid	(1,870)	(1,803)
Net cash provided by operating activities	71,995	69,211
Cash flows from investing activities:
Investment in lease and service contracts	(79,101)	(66,672)
Investment in direct costs	(2,015)	(1,091)
Investment in property and equipment	(805)	(252)
Net cash used in investing activities	(81,921)	(68,015)
Cash flows from financing activities:
Proceeds from revolving line of credit	119,866	99,838
Repayment of revolving line of credit	(106,906)	(99,452)
Increase in restricted cash	(497)	(428)
Repurchase of common stock	(536)	(708)
Excess tax benefits from share-based compensation	74	—
Payment of dividends	(3,050)	(2,614)
Net cash provided by (used in) financing activities	8,951	(3,364)
Net change in cash and cash equivalents	(975)	(2,168)
Cash and cash equivalents, beginning of period	2,246	3,557
Cash and cash equivalents, end of period	$1,271	$1,389
Reconciliation of net income to net cash provided by operating activities:
Net income	$7,487	$7,312
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned income, net of initial direct costs	(30,750)	(30,866)
Depreciation and amortization	4,319	3,970
Provision for credit losses	13,743	14,414
Recovery of equipment cost and residual value	84,096	77,651
Stock-based compensation expense	215	175
Excess tax benefits from share-based compensation	(74)	—
Decrease in deferred income taxes	(8,282)	(3,408)
Changes in assets and liabilities:
Decrease (increase) in other assets	846	(63)
Increase in accounts payable	983	395
Decrease in other liabilities	(588)	(3)
Decrease in income taxes payable	—	(366)
Net cash provided by operating activities	$71,995	$69,211

Supplemental disclosure of non-cash activities:
Fair value of stock issued for compensation	$348	$361
Acquisition of property and equipment through lease incentives	$—	$39
Non-cash transfer of leases to rental contracts	$2,975	$3,268

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

B.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These financial statements should be read in conjunction with our consolidated financial statements and notes, including our critical accounting policies, included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.
The balance sheet at December 31, 2013, has been derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
We have no elements of comprehensive income, and therefore a statement of comprehensive income is not necessary for the three and nine months ended September 30, 2014 and 2013.
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

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except percentages, share and per share data)

C.    Allowance for Credit Losses and Credit Quality
The following table reconciles the activity in the allowance for credit losses by subsidiary for the three months ended September 30, 2014 and 2013:

	Microticket equipment
	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Beginning balance	$71	$14,412	$14,483	$108	$15,468	$15,576
Charge-offs	(57)	(5,402)	(5,459)	(84)	(6,042)	(6,126)
Recoveries	31	1,484	1,515	37	1,257	1,294
Provisions	18	4,300	4,318	37	4,753	4,790
Ending balance, allowance for credit losses	$63	$14,794	$14,857	$98	$15,436	$15,534
The following table reconciles the activity in the allowance for credit losses by subsidiary for the nine months ended September 30, 2014 and 2013:

	Microticket equipment
	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Beginning balance	$91	$15,288	$15,379	$103	$13,935	$14,038
Charge-offs	(207)	(18,756)	(18,963)	(254)	(17,050)	(17,304)
Recoveries	151	4,547	4,698	126	4,260	4,386
Provisions	28	13,715	13,743	123	14,291	14,414
Ending balance, allowance for credit losses	$63	$14,794	$14,857	$98	$15,436	$15,534

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except percentages, share and per share data)

The following table presents the allowance for credit losses and financing receivables by subsidiary as of September 30, 2014, and December 31, 2013, classified according to the impairment evaluation method:

	As of September 30, 2014			As of December 31, 2013
	Lease- Comm	Time- Payment	Total	Lease- Comm	Time- Payment	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	63	14,794	14,857	91	15,288	15,379
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance, allowance for credit losses	$63	$14,794	$14,857	$91	$15,288	$15,379

Financing receivables: (1)
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	146	186,424	186,570	185	177,463	177,648
Contracts acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance, financing receivables	$146	$186,424	$186,570	$185	$177,463	$177,648

(1)	Total financing receivables include net investment in leases. For purposes of asset quality and allowance calculations, the allowance for credit losses is excluded.
The following table presents the aging status of the recorded investment in leases as of September 30, 2014, classified according to the original score granted by our internally-developed proprietary scoring model:

	Current	31 to 60 Days Past Due	61 to 90 Days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
LeaseComm	$80	$4	$4	$58	$146	$58
TimePayment
Gold	69,719	2,465	889	2,040	75,113	2,040
Silver	79,308	2,553	2,837	12,122	96,820	12,122
Bronze	9,916	681	636	3,258	14,491	3,258
TimePayment subtotal	158,943	5,699	4,362	17,420	186,424	17,420
Total financing receivables	$159,023	$5,703	$4,366	$17,478	$186,570	$17,478
Percent of total financing receivables	85.2%	3.1%	2.3%	9.4%	100.0%

The following table presents the aging status of the recorded investment in leases as of December 31, 2013, classified according to the original score granted by our internally-developed proprietary scoring model:

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except percentages, share and per share data)

	Current	31 to 60 Days Past Due	61 to 90 Days Past Due	Over 90 Days Past Due	Total	Over 90 Days Accruing
LeaseComm	$93	$5	$4	$83	$185	$83
TimePayment
Gold	58,769	2,501	902	3,391	65,563	3,391
Silver	81,152	2,933	2,754	13,437	100,276	13,437
Bronze	7,788	493	502	2,841	11,624	2,841
TimePayment subtotal	147,709	5,927	4,158	19,669	177,463	19,669
Total financing receivables	$147,802	$5,932	$4,162	$19,752	$177,648	$19,752
Percent of total financing receivables	83.2%	3.3%	2.4%	11.1%	100.0%

D.     Net Income per Common Share
Net income per common share for the three and nine months ended September 30, 2014 and 2013, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,887	$2,580	$7,487	$7,312
Weighted average common shares outstanding	14,431,592	14,433,695	14,427,695	14,469,077
Dilutive effect of common stock options, warrants and restricted stock	304,396	310,463	310,495	304,186
Shares used in computation of net income per common share - diluted	14,735,988	14,744,158	14,738,190	14,773,263
Net income per common share - basic	$0.20	$0.18	$0.52	$0.51
Net income per common share - diluted	$0.20	$0.18	$0.51	$0.49

For the three and nine month periods ended September 30, 2014, there were 24,811 options excluded from the computation of diluted net income per share because their effect would have been antidilutive. There were no options excluded from the computation of diluted net income per share for the three and nine month periods ended September 30, 2013.

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
We had approximately $85.5 million and $72.6 million outstanding on our revolving line of credit facility at September 30, 2014, and December 31, 2013, respectively. At September 30, 2014, the total commitment under the facility was $150 million, and our available borrowing capacity was approximately $64.5 million, subject to limitations based on lease eligibility and a borrowing base formula. The revolving line of credit has financial covenants that we must comply with to obtain funding and avoid an event of default. As of September 30, 2014, we were in compliance with all covenants under the revolving line of credit.
The maturity date of our revolving line of credit is December 31, 2016, at which time the outstanding loan balance plus interest becomes due and payable. At our option upon maturity, the unpaid principal balance may be converted to a six month term loan.
At September 30, 2014, $76.0 million of our loans were LIBOR loans and $9.5 million of our loans were Base Rate Loans. The interest rate on our loans at September 30, 2014, was between 2.82% and 4.00%. At the same date, the qualified lease receivables eligible under the borrowing base computation were approximately $137.7 million.

G. Stock-Based Compensation
Under our 2008 Equity Incentive Plan, we reserved 1,000,000 shares of common stock for issuance, all of which had been issued as of December 31, 2013. In May 2012, our stockholders approved our 2012 Equity Incentive Plan, for which we have 750,000 shares of common stock reserved, of which 457,070 shares are unissued as of September 30, 2014.
Non-employee director stock grants
The following table details the stock granted to our non-employee directors under the 2008 and 2012 Plans during the nine months ended September 30, 2014 and 2013. These shares were issued as part of our annual director compensation arrangements related to the prior years’ service, and were fully vested on the date of issuance.

Date of Grant	Number of Shares	Fair Value per Share(1)	Fair Value of Grant
January 2014	25,310	$8.89	$225
July 2014	15,969	$7.69	123
Total 2014 grants	41,279		$348

January 2013	29,205	$7.55	$221
July 2013	16,587	$8.44	140
Total 2013 grants	45,792		$361

(1)	The fair value per share is equal to the closing price of our stock on the date of grant.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except percentages, share and per share data)

Restricted Stock Unit Grants (RSUs)
The following table summarizes our RSU activity for the year ended December 31, 2013, and the nine months ended September 30, 2014:

	Number of RSUs	Grant Date Fair Value per Share(1)	Grant Date Fair Value	Fair Value of RSUs at Vesting Date(2)
Unvested RSUs at December 31, 2012	98,575
Granted	45,316	$7.55	$342
Vested	(16,640)			$125
Unvested RSUs at December 31, 2013	127,251
Granted	38,278	$8.89	$340
Vested	(22,929)			$178
Unvested RSUs at September 30, 2014	142,600

(1)	The grant date fair value per share is equal to the closing price of our stock on the date of grant.

(2)
The fair value of vested RSUs is calculated based on the closing stock price on the vesting date. The fair value of unvested RSUs at September 30, 2014, based on the closing price on that date, was $1.1 million.

In January 2014, the Compensation and Benefits Committee of our Board of Directors granted 38,278 RSUs to our executive officers. The RSUs were valued on the date of grant and the fair value of these awards was $8.89 per share. The issuance consisted of two separate tranches. The first tranche was for 24,811 RSUs which vest over 5 years at 25% annually beginning on the second anniversary of the grant date. The second tranche was for 13,467 RSUs which cliff vest after 3 years only if management achieves specific performance measures.
In January 2013, the Compensation and Benefits Committee of our Board of Directors granted 45,316 RSUs to our executive officers. The RSUs were valued on the date of grant and the fair value of these awards was $7.55 per share. The issuance consisted of three separate tranches. The first tranche was for 28,643 RSUs which vest over 5 years at 25% annually beginning on the second anniversary of the grant date. The second tranche was for 15,548 RSUs which cliff vest after 3 years only if management achieves specific performance measures. The third tranche was for 1,125 RSUs which vest over 5 years at 25% annually, beginning on the second anniversary of the grant date, and represented 2012 incentive bonus compensation for exceeding performance targets.
Stock Options
Information relating to our outstanding stock options at September 30, 2014, is as follows:

Outstanding and Exercisable Options
Exercise Price	Shares	Weighted- Average Life (Years)	Intrinsic Value
$2.30	258,723	4.34 years	$1,490
$5.77	31,923	2.40 years	73
$5.85	142,382	3.35 years	315
	433,028	3.87 years	$1,878
As of September 30, 2014, all outstanding options were fully vested and exercisable. There were no options granted, exercised, forfeited, or expired during the year ended December 31, 2013, or the nine months ended September 30, 2014.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except percentages, share and per share data)

Warrants

In 2003 we issued warrants to purchase common stock to our lenders in connection with a waiver of certain covenant defaults and the extension of our loan. As of December 31, 2013, there were 86,221 warrants outstanding with an exercise price of $0.815. All of these warrants expired on September 30, 2014. There were no warrants exercised during the nine months ended September 30, 2014 or 2013.

Compensation Expense
Stock compensation expense recognized during the three and nine months ended September 30, 2014 and 2013, and unrecognized compensation expense as of September 30, 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Unrecognized Compensation Cost as of September 30,
	2014	2013	2014	2013	2014
Compensation expense
RSUs	$71	$50	$213	$149	$604
Options	—	7	2	26	—
Total	$71	$57	$215	$175	$604
We expect to recognize the remaining compensation expense over each grant’s vesting period. The remaining weighted average vesting period of these RSUs as of September 30, 2014, is 2.33 years.

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
Stock Repurchases
On August 10, 2010, our Board of Directors approved a common stock repurchase program (2010 Repurchase Program) under which we were authorized to purchase up to 250,000 of our outstanding shares from time to time. The repurchases were permitted to take place in either the open market or through block trades. The repurchase program was funded by our working capital.
During the first quarter of 2014, we repurchased and retired 66,552 shares of our common stock under the 2010 Repurchase Program at an average price per share of $8.07, at a total cost of approximately $536,000. Including these purchases, we have repurchased a total of 250,000 shares of our common stock since the 2010 Repurchase Program's inception, which represented the total shares authorized to be repurchased under the program, at a total cost of approximately $1.6 million.

MICROFINANCIAL INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except percentages, share and per share data)

On July 23, 2014, the Board of Directors authorized a new common stock repurchase program (2014 Repurchase Program) under which we are authorized to repurchase up to an additional 250,000 shares of our common stock from time to time. We may repurchase our common stock in open market purchases or in privately negotiated transactions. We will determine the timing and amount of any shares repurchased based on our evaluation of market conditions and other factors. The 2014 Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. The 2014 Repurchase Program will be funded by our working capital.
During the three months ended September 30, 2014, we did not repurchase and retire any shares of our common stock under the 2014 Repurchase Program.
Income Tax Audits
We were recently notified by the Internal Revenue Service that the Company has been selected for an audit of its 2012 federal income tax return. Furthermore, the Florida Department of Revenue has also notified the Company that it has been selected for an audit of its 2011 to 2013 Florida income tax returns. While we do not anticipate any material adjustments resulting from these audits at this time, we are unable to fully assess the risks and exposure at these early stages of the audits.

I.    Subsequent Events
We have evaluated all events and transactions that occurred through the date on which we issued these financial statements. Other than as noted below, we did not have any material subsequent events that impacted our condensed consolidated financial statements.
On October 22, 2014, we declared a dividend of $0.08 payable on November 10, 2014, to shareholders of record on November 3, 2014.

J.    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update Number 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in Topic 606 are effective for annual reporting periods beginning after December 15, 2016. We are still evaluating the potential impact of this Update on our results of operations.

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
Overview
We are a specialized commercial/consumer finance company that provides equipment leasing and other financing services, with a primary focus on the “microticket market”. Our portfolio generally consists of business equipment leased or rented primarily to small commercial enterprises. We typically fund contracts that range from $500 to $25,000, with an average transaction amount of approximately $4,000 to $6,000. Initial terms of the leases in our portfolio generally range from 18 to 60 months, with an average initial term of approximately 45 months.
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
Operating Data
Dealer funding was $29.7 million and $80.5 million for the three and nine months ended September 30, 2014, respectively; compared to $23.6 million and $67.6 million for the comparable periods in 2013. This represents an increase of $12.9 million, or 19.2%, over the comparable nine month period. The increase in origination dollars resulted primarily from a 17.3% increase in the number of contracts funded during the first nine months of 2014 compared to the same period in 2013. The average contract amount funded was approximately $4,800 during both periods.
We continue to concentrate on our business development efforts, which include increasing the size of our vendor base and sourcing a larger number of applications from those vendors. Receivables due in installments, estimated residual values and investment in rental equipment and service contracts increased from $243.8 million at December 31, 2013, to $254.9 million at September 30, 2014. Net cash provided by operating activities increased by $2.8 million, or 4.0% to $72.0 million during the nine months ended September 30, 2014, as compared to the equivalent period in 2013.
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

Our critical accounting policies, including revenue recognition, maintaining the allowance for credit losses, determining provisions for income taxes, and accounting for share-based compensation are each discussed in detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies and we did not make any changes in those policies during the nine months ended September 30, 2014.

Results of Operations - Three months ended September 30, 2014, compared to the three months ended September 30, 2013
Revenues

	Three months ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Revenues:
Income on financing leases	$10,463	1.6%	$10,303
Rental income	2,741	3.0%	2,660
Income on service contracts	413	65.2%	250
Loss and damage waiver fees	1,616	9.6%	1,474
Service fees and other	1,002	(5.1)%	1,056
Total revenues	$16,235	3.1%	$15,743
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
Total revenues for the three months ended September 30, 2014, were $16.2 million, an increase of $492,000, or 3.1%, from the three months ended September 30, 2013. The overall increase was due to a $160,000 increase in revenue from leases, a $163,000 increase in service contract revenue, an $81,000 increase in rental income and an $88,000 increase in fees and other income. The increases in lease revenue, service contract income and fees and other income are due to growth in lease and service contract originations.

Selling, General and Administrative Expenses

	Three months ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Selling, general and administrative	$4,862	5.3%	$4,618
As a percent of revenue	29.9%		29.3%
Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $244,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase was primarily driven by increases in compensation-related expenses of $181,000 and increases in bank service charges of $51,000. The number of employees as of September 30, 2014, was 166 compared to 145 as of September 30, 2013.
Provision for Credit Losses

	Three months ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Provision for credit losses	$4,318	(9.9)%	$4,790
As a percent of revenue	26.6%		30.4%
We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. The provision was based on providing a general allowance on leases funded during the period and our analysis of actual and expected losses in our portfolio. Our provision for credit losses decreased by $472,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The decrease in the provision during the third quarter of 2014 was due to an improvement in the delinquency levels of the lease portfolio. As of September 30, 2013, 11.4% of our investment in leases was over 90 days past due. As of September 30, 2014, 9.4% of our investment in leases was over 90 days past due. See Note C to our Unaudited Condensed Consolidated Financial Statements for further information regarding the provision for credit losses.

Depreciation and Amortization

	Three months ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Depreciation - property and equipment	$153	1.3%	$151
Depreciation - rental equipment	1,029	(4.1)%	1,073
Amortization - service contracts	272	107.6%	131
Total depreciation and amortization	$1,454	7.3%	$1,355
As a percent of revenue	9.0%		8.6%
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
Depreciation and amortization of property and equipment increased by $2,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Depreciation expense on rentals decreased by $44,000 for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Additions to the rental portfolio resulting from completed leases converting to rental were offset by the acceleration of depreciation on rental contracts that were terminated during the period. There were fewer rental contracts terminated during the third quarter of 2014 compared to the third quarter of 2013, resulting in the decrease in rental equipment depreciation for the period. Amortization expense on service contracts increased by $141,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to an increased level of new service contract originations during the previous twelve months. The net investment in service contracts increased from $1.7 million at September 30, 2013, to $2.9 million at September 30, 2014.
Interest Expense

	Three months ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Interest	$750	10.5%	$679
As a percent of revenue	4.6%		4.3%
Line of credit balance (end of period):	$85,526		$70,766
We pay interest on borrowings under our revolving line of credit. Interest expense increased by $71,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. This increase resulted primarily from the increased level of borrowing on our revolving line of credit, partially offset by lower interest rates.

Provision for Income Taxes

	Three Months Ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Provision for income taxes	$1,964	14.1%	$1,721
As a percent of revenue	12.1%		10.9%
As a percent of income before taxes	40.5%		40.0%
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
The provision for income taxes increased by $243,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. This increase resulted from an increase in our 2014 estimated effective tax rate, along with the $550,000 increase in income before taxes for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The effective tax rate increased to 40.5% for the three months ended September 30, 2014, compared to 40.0% for the three months ended September 30, 2013, primarily due to an increase in the effective state tax rate resulting from the expiration of the federal bonus tax depreciation regulations at the end of 2013.
It is reasonably possible that the total amount of unrecognized tax benefits may change significantly within the next 12 months; however, at this time we are unable to estimate the change.
Our federal income tax returns are subject to examination for tax years ended on or after December 31, 2011, and our state income tax returns are subject to examination for tax years ended on or after December 31, 2010. The Company has been selected for an Internal Revenue Service audit of its 2012 federal income tax return. Additionally, the Florida Department of Revenue has notified the Company that it has been selected for an audit of its 2011 to 2013 Florida income tax returns. While we do not anticipate any material adjustments resulting from these audits at this time, we are unable to fully assess the risks and exposure at these early stages of the audits.
Results of Operations - Nine months ended September 30, 2014, compared to the nine months ended September 30, 2013
Revenues

	Nine months ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Revenues:
Income on financing leases	$30,750	(0.4)%	$30,866
Rental income	8,226	4.9%	7,845
Income on service contracts	1,108	73.1%	640
Loss and damage waiver fees	4,699	7.8%	4,361
Service fees and other	2,948	(1.7)%	3,000
Total revenues	$47,731	2.2%	$46,712
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

Total revenues for the nine months ended September 30, 2014, were $47.7 million, an increase of $1.0 million, or 2.2%, from the nine months ended September 30, 2013. The overall increase was due to a $381,000 increase in rental income, a $468,000 increase in service contract revenue, and a $286,000 increase in fees and other income, partially offset by a $116,000 decrease in income on financing leases. The increase in rental income is the result of TimePayment lease contracts coming to term and converting to rentals, partially offset by the attrition of LeaseComm and TimePayment rental contracts. Beginning in the second quarter of 2012, TimePayment began acquiring service contracts resulting in an increase in service contract revenue. The decrease in lease revenue is attributed to slightly lower yields, combined with higher direct origination costs. Our risk-based scoring model results in higher yields as risk increases. Yields decrease as the initial credit scores for lease originations improve. (See the comparison of our recorded investment in leases shown below.) Our direct origination costs have increased due to commission programs and other marketing costs associated with growing our lease portfolio. The following table reflects the change in the mix by comparing our recorded investment in leases as of September 30, 2014, to the investment in leases as of September 30, 2013, classified according to the original score granted by our internally-developed proprietary scoring model:

	Investment in Leases as of September 30,
	2014		Change		2013
	Amount	%	Amount	%	Amount	%
TimePayment
Gold	$75,113	40.2%	$11,940	4.6%	$63,173	35.6%
Silver	96,820	51.9%	(6,140)	(6.1)%	102,960	58.0%
Bronze	14,491	7.8%	3,388	1.5%	11,103	6.3%
TimePayment subtotal	186,424	99.9%	9,188	—%	177,236	99.9%
LeaseComm	146	0.1%	(42)	—%	188	0.1%
Total financing Receivables	$186,570	100.0%	$9,146	—%	$177,424	100.0%
Selling, General and Administrative Expenses

	Nine months ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Selling, general and administrative	$14,730	4.3%	$14,121
As a percent of revenue	30.9%		30.2%
Our selling, general and administrative (SG&A) expenses include costs of maintaining corporate functions such as accounting, finance, collections, legal, human resources, sales and underwriting and information systems. SG&A expenses also include commissions, service fees and other marketing costs associated with our portfolio of leases and rental contracts. SG&A expenses increased by $609,000 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was primarily driven by increases in compensation-related expenses of $394,000, third-party security monitoring services of $84,000 and bank servicing fees of $128,000. The number of employees as of September 30, 2014, was 166 compared to 145 as of September 30, 2013.

Provision for Credit Losses

	Nine months ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Provision for credit losses	$13,743	(4.7)%	$14,414
As a percent of revenue	28.8%		30.9%
We maintain an allowance for credit losses on our investment in leases, service contracts and rental contracts at an amount that we believe is sufficient to provide adequate protection against losses in our portfolio. The provision was based on providing a general allowance on contracts funded during the period and our analysis of actual and expected losses in our portfolio. Our provision for credit losses decreased by $671,000 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease in the provision for the nine months ended September 30, 2014, was due to an improvement in the delinquency levels of the lease portfolio. As of September 30, 2013, 11.4% of our investment in leases was over 90 days past due. As of September 30, 2014, 9.4% of our investment in leases was over 90 days past due. See Note C to our Unaudited Condensed Consolidated Financial Statements for further information regarding the provision for credit losses.

Depreciation and Amortization

	Nine months ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Depreciation - property and equipment	$440	(4.8)%	$462
Depreciation - rental equipment	3,074	(2.9)%	3,167
Amortization - service contracts	805	136.1%	341
Total depreciation and amortization	$4,319	8.8%	$3,970
As a percent of revenue	9.0%		8.5%
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
Depreciation and amortization of property and equipment decreased by $22,000 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as certain assets became fully depreciated. Depreciation expense on rentals decreased by $93,000 for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Additions to the rental portfolio resulting from completed leases converting to rental were offset by the acceleration of depreciation on rental contracts that were terminated during the period. There were fewer rental contracts terminated during the first nine months of 2014 compared to the first nine months of 2013, resulting in the decrease in rental equipment depreciation for the period. Amortization expense on service contracts increased by $464,000 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to an increased level of new service contract originations during the last quarter of 2013 and the first nine months of 2014. The net investment in service contracts increased from $1.7 million at September 30, 2013, to $2.9 million at September 30, 2014.

Interest Expense

	Nine months ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Interest	2,111	5.1%	$2,009
As a percent of revenue	4.4%		4.3%
Line of credit balance (end of period):	$85,526		$70,766
We pay interest on borrowings under our revolving line of credit. Interest expense increased by $102,000 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This increase resulted primarily from our increased level of borrowing on our revolving line of credit, partially offset by lower interest rates.
Provision for Income Taxes

	Nine months ended September 30,
	2014	Change	2013
	(Dollars in thousands)
Provision for income taxes	$5,341	9.3%	$4,886
As a percent of revenue	11.2%		10.5%
As a percent of income before taxes	41.6%		40.1%

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
The provision for income taxes increased by $455,000 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This increase resulted from an increase in our 2014 estimated effective tax rate along with the $630,000 increase in income before taxes for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The effective tax rate increased to 41.6% for the nine months ended September 30, 2014, compared to 40.1% for the nine months ended September 30, 2013, primarily due to an increase in the effective state tax rate resulting from the expiration of the federal bonus tax depreciation regulations at the end of 2013.
Fair Value of Financial Instruments
For financial instruments including cash and cash equivalents, restricted cash, accounts payable, and other liabilities, we believe that the carrying amount approximates fair value due to their short-term nature. The fair value of the revolving line of credit is calculated based on the incremental borrowing rates currently available on loans with similar terms and maturities. In December 2012, we amended our revolving line of credit which resulted in a reduction of the interest rates being charged on the outstanding balance. We have determined that the fair value of our revolving line of credit at September 30, 2014, and at December 31, 2013, approximates its carrying value.

Exposure to Credit Losses
The amounts in the table below represent the balance of delinquent receivables on an exposure basis for all leases, rental contracts, and service contracts in our portfolio as of September 30, 2014, and December 31, 2013. An exposure basis aging classifies the entire receivable based on the invoice that is the most delinquent. For example, in the case of a rental or service contract, if a receivable is 90 days past due, all amounts billed and unpaid are placed in the over 90 days past due category. In the case of lease receivables, where the minimum contractual obligation of the lessee is booked as a receivable at the inception of the lease, if a receivable is 90 days past due, the entire receivable, including all amounts billed and unpaid as well as the minimum contractual obligation yet to be billed, will be placed in the over 90 days past due category.

	September 30, 2014		December 31, 2013
	(dollars in thousands)
Current	$193,536	86.0%	$180,419	84.1%
31-60 days past due	6,872	3.1%	7,171	3.3%
61-90 days past due	5,199	2.3%	4,932	2.3%
Over 90 days past due	19,237	8.6%	22,106	10.3%
Gross receivables due in installments	$224,844	100.0%	$214,628	100.0%

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
For the nine months ended September 30, 2014 and 2013, our primary sources of liquidity were cash provided by operating activities and borrowings on our revolving line of credit. We generated cash flow from operations of $72.0 million for the nine months ended September 30, 2014, compared to $69.2 million for the nine months ended September 30, 2013. The $2.8 million increase in cash from operations related primarily to a $7.9 million increase in cash received from customers. This increase was partially offset by an increase of $4.4 million in cash paid for taxes and an increase of $0.7 million paid to suppliers and employees.
We used net cash in investing activities of $81.9 million for the nine months ended September 30, 2014, and $68.0 million for the nine months ended September 30, 2013. Investing activities primarily related to the origination of leases with investments in lease and service contracts, direct costs and purchases of property and equipment.
Net cash provided by financing activities was $9.0 million for the nine months ended September 30, 2014, and net cash used in financing activities was $3.4 million for the nine months ended September 30, 2013. Financing activities primarily consist of the borrowings and repayments on our revolving line of credit and dividend payments. During the first nine months of 2014, we borrowed $119.9 million and repaid $106.9 million our line of credit. During the same period in 2013, we borrowed $99.8 million and repaid $99.5 million our line of credit. During the first nine months of 2014, we paid dividends of $3.1 million compared to $2.6 million during the same period in 2013. In addition, we used $0.5 million and $0.7 million during the first nine months of 2014 and 2013, respectively, to repurchase our common stock.
At September 30, 2014, we had approximately $85.5 million outstanding under our $150 million revolving credit facility. Our ability to borrow under the line of credit is subject to limitations based on lease eligibility and a borrowing base formula. At September 30, 2014, the qualified lease receivables eligible under the borrowing base computation were approximately $137.7 million, compared to actual borrowings of $85.5 million As of September 30, 2014, an additional $52.2 million was available to borrow based on eligible lease receivables.
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

Borrowings
We utilize our revolving line of credit to fund the origination and acquisition of leases that satisfy the eligibility requirements established pursuant to the facility. Borrowings outstanding consisted of the following as of the dates indicated:

	September 30, 2014				December 31, 2013
	Amounts Outstanding	Interest Rate	Unused Capacity(1)	Maximum Facility Amount	Amounts Outstanding	Interest Rate	Unused Capacity(1)	Maximum Facility Amount
	(Dollars in Thousands)
Revolving credit facility	$85,526	2.82-4.00%	$64,474	$150,000	$72,566	2.74-4.00%	$77,434	$150,000

(1)	The unused capacity is subject to the borrowing base formula, as described above.
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
At September 30, 2014, $76.0 million of our loans were LIBOR loans and $9.5 million of our loans were Base Rate Loans. The Base Rate is the highest of the prime rate established by the Agent, or one-month LIBOR plus 1%, or the federal funds effective rate plus 0.5%.

Dividends
Dividends declared and paid or payable were as follows:

2014
Date Declared	Record Date	Payment Date	Dividend per Share
January 14, 2014	January 30, 2014	February 14, 2014	$0.07
April 23, 2014	May 5, 2014	May 15, 2014	0.07
July 23, 2014	August 4, 2014	August 14, 2014	0.07
October 22, 2014	November 3, 2014	November 10, 2014	0.08
Total			$0.29

2013
Date Declared	Record Date	Payment Date	Dividend per Share
January 29, 2013	February 8, 2013	February 15, 2013	$0.06
April 23, 2013	May 3, 2013	May 15, 2013	0.06
July 17, 2013	July 30, 2013	August 15, 2013	0.06
October 24, 2013	November 4, 2013	November 15, 2013	0.07
Total			$0.25
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

Share repurchases
On August 10, 2010, our Board of Directors approved a common stock repurchase program (2010 Repurchase Program)under which we were authorized to purchase up to 250,000 of our outstanding shares from time to time, in the open market or through block trades. The 2010 Repurchase Program was funded by our working capital. During the first quarter of 2014, we repurchased and retired 66,552 shares of our common stock under this program at an average price per share of $8.07, at a total cost of approximately $536,000. Including these purchases, we have repurchased a total of 250,000 shares of our common stock since the 2010 Repurchase Program's inception, which represented the total shares authorized to be repurchased under the program, at a total cost of approximately $1.6 million.
On July 23, 2014, the Board of Directors authorized a new common stock repurchase program (2014 Repurchase Program) under which we are authorized to repurchase up to an additional 250,000 shares of our common stock from time to time. We may repurchase our common stock in open market purchases or in privately negotiated transactions. We will determine the timing and amount of any shares repurchased based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. The 2014 Repurchase Program will be funded by our working capital.
During the third quarter of 2014 we did not repurchase any shares of our common stock. Lease Commitments
We accept lease applications on a daily basis and have a pipeline of applications that have been approved, where a lease has not been originated. Our commitment to lend does not become binding until all of the steps in the lease origination process have been completed, including but not limited to the receipt of a complete and accurate lease document, all required supporting information and successful verification with the lessee. Since we fund on the same day a lease is successfully verified, we do not have any firm outstanding commitments to lend.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update Number 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in Topic 606 are effective for annual reporting periods beginning after December 15, 2016. We are still evaluating the potential impact of this Update on our results of operations.

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
Given the relatively short average life of our leases and contracts, our philosophy is to maintain a blend of fixed and variable interest rate obligations, whenever feasible, in order to limit our interest rate risk. Based on our assessment of current market conditions, we have determined that the cost associated with obtaining fixed rate debt would exceed the benefits associated with mitigating the current interest rate risk. Accordingly, we currently have no fixed-rate obligations; however our variable interest rate obligations under our revolving line of credit are tied to several LIBOR contracts with varying maturity dates ranging from 30 days to 180 days in duration. As of September 30, 2014, we have $85.5 million of outstanding variable interest rate obligations under our revolving line of credit.
Our revolving line of credit bears interest at rates which fluctuate with changes in the Prime Rate or the LIBOR; therefore, our interest expense is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates, sustained for one year, on our interest expense would be immaterial.
We maintain an investment portfolio in accordance with our investment policy guidelines. The primary objectives of the investment guidelines are to preserve capital, maintain sufficient liquidity to meet our operating needs, and to maximize return. We minimize investment risk by limiting the amount invested in any single security and by focusing on conservative investment choices with short terms and high credit quality standards. We do not use derivative financial instruments or invest for speculative trading purposes. There was no investment activity during 2013 or the first nine months of 2014.

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
Internal control over financial reporting
During the third quarter of our fiscal year ending December 31, 2014, no changes were made in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014, and the twelve months ended December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroFinancial Incorporated
By:	/s/ Richard F. Latour
President and Chief Executive Officer
By:	/s/ James R. Jackson Jr.
Senior Vice President and Chief Financial Officer
Date: November 14, 2014